Form 10-Q
period 1994-04-02
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1994-05-17
CIK 14637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For Quarter Ended       April 2, 1994

Commission file number  1-5881



	                    BROWN & SHARPE MANUFACTURING COMPANY
            (Exact name of registrant as specified in its charter)




	   Delaware                                         050113140
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



  Precision Park, 200 Frenchtown Road, North Kingstown, Rhode Island  02852
	        (Address of principal executive offices and zip code)



	                           (401) 886-2000
        (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes    x      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 4,643,292 Class A common shares, 545,539 Class B common shares, par value $1, outstanding as of April 2, 1994.

	                	   BROWN & SHARPE MANUFACTURING COMPANY
                		  CONSOLIDATED STATEMENT OF INCOME (LOSS)
	                 (Dollars in Thousands Except Per Share Data)
			                            (Unaudited)


	                                					     For the Quarter Ended
					                                    April 2, 1994   March 27, 1993
					                                    -------------   --------------
Net sales                                $    36,659     $    39,758
Cost of goods sold                            25,940          28,448
Selling, general and
  administrative expense                      12,261          10,744
	                                     				 ------------    ------------
     Operating profit (loss)                  (1,542)            566

Interest expense                              (1,280)         (1,132)
Other income, net                                 48           1,794
	                                      				 ------------    ------------
     Income (loss) before income taxes        (2,774)          1,228
Income tax provision                             100             --
					                                       ------------    ------------
     Net income (loss)                   $    (2,874)    $     1,228
					                                       ============    ============
Primary and fully diluted
  income (loss) per common share         $      (.57)    $       .25
                                      					 ============    ============

Weighted average shares
  outstanding during
  the period                                 5,037,507       4,964,368
	                                     				 ============    ============




The accompanying notes are an integral part of the financial statements.


              		     BROWN & SHARPE MANUFACTURING COMPANY
			                      CONSOLIDATED BALANCE SHEET
			                        (Dollars in Thousands)
			                              (Unaudited)


                                        April 2, 1994   December 25,1993
ASSETS                                  -------------   ----------------
Current Assets:
  Cash and cash equivalents              $    3,818      $    2,094
  Restricted cash                             6,113           6,078
  Accounts receivable, net of allowances for
   doubtful accounts of $1,542 and $1,320    42,284          44,525
  Inventories                                57,550          53,963
  Prepaid expenses and other current assets   3,387           3,031
                                    				   ---------      ----------
    Total current assets                    113,152         109,691
Property, plant and equipment:
	Land                                         6,358           6,398
	Buildings and improvements                  32,572          32,315
	Machinery and equipment                     78,615          77,053
					                                      ---------      ----------
                                   					    117,545         115,766
	Less-accumulated depreciation               73,775          72,212
                                   					   ---------      ----------
                                   					     43,770          43,554
Other assets                                 12,760          12,626
                                   					   ---------      ----------
                                   					 $  169,682      $  165,871
                                  					   =========      ==========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable and current
  installments of long-term debt         $   33,742      $  31,804
  Accounts payable                           12,549         12,716
  Accrued expenses and income taxes          22,665         19,146
                                   					   ---------      ---------
    Total current liabilities                68,956         63,666
Long-term debt                               33,224         32,696
Deferred income taxes                         1,781          1,763
Unfunded accrued pension cost                 4,345          4,226
Shareowners' Equity:
  Preferred stock, $1 par value;
    authorized 1,000,000 shares                 --             --
  Common stock:
    Class A, par value $1; authorized 15,000,000
    shares; issued 4,651,368 shares in 1994
    and 4,431,890 shares in 1993              4,651          4,432
    Class B, par value $1; authorized 2,000,000 shares;
    issued and outstanding 545,539 shares in 1994
    and 547,604 shares in 1993                  546            548
  Additional paid in capital                 47,013         45,710
  Earnings employed in the business           1,503          4,377
  Cumulative foreign currency
    translation adjustment                    8,547          9,394
  Treasury stock:  8,076 shares in 1994 and
    in 1993 at cost                            (163)          (163)
  Unearned compensation                        (721)          (778)
                                    					  ----------       ---------
      Total shareowners' equity              61,376          63,520
                                    					  ----------       ---------
                                   					$   169,682       $ 165,871
	                                    				============      ==========
The accompanying notes are an integral part of the financial statements.



                 		     BROWN & SHARPE MANUFACTURING COMPANY
                 		     CONSOLIDATED STATEMENT OF CASH FLOWS
                        			   (Dollars in Thousands)
                              				  (Unaudited)

                                   					    For the Quarter Ended
                             				       April 2, 1994   March 27, 1993
                             				       -------------   --------------
Cash Provided by (Used in) Operations:
Net income (loss)                       $    (2,874)    $     1,228
Adjustment for Noncash Items:
  Depreciation and amortization               1,307           1,646
  Pension credits and charges                   112              75
  Deferred income taxes                         --             (500)
  Gain on sale of operations                    --           (2,000)
Changes in Working Capital:
  Accounts receivable                         5,762          (3,251)
  Inventories                                   495           1,757
  Prepaid expenses and other current assets    (477)            727
  Accounts payable and accrued expenses        (798)          1,549
                                    					 ------------    -----------
    Net Cash Provided by Operations           3,527           1,231
                                    					 ------------    -----------
Investment Transactions:
  Capital expenditures                         (814)           (975)
  Proceeds from sale of operations              --             3,200
  Cash equivalent pledged                       (35)             --
  Other investing activities                   (194)             101
    Cash Provided by (Used in)            -----------     -----------
    Investment Transactions                  (1,043)           2,326
                                    					 ------------     -----------
Financing Transactions:
  Increase in long-term and short-term debt   1,912              272
  Payment of long-term and short-term debt   (2,488)          (2,652)
  Other financing activities                    498               --
                                   					 ------------     ------------
    Cash Used in Financing Transactions         (78)          (2,380)
                                   					 ------------     ------------
Effect of Exchange Rate Changes on Cash        (682)             390
                                   					 ------------     ------------
Cash and Cash Equivalents:
  Increase (decrease) during the period       1,724            1,567
  Beginning balance                           2,094            4,640
                                    				 ------------     ------------
  Ending balance                         $    3,818       $    6,207
                                   					 ============     ============
Supplementary Cash Flow Information:

  Interest paid                          $      532       $      434
	                                   				 ============     ============
  Taxes paid                             $      694       $      581
                                   					 ============     ============




The accompanying notes are an integral part of the financial statements.


                 		      BROWN & SHARPE MANUFACTURING COMPANY
                 		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         			    (Dollars in Thousands)


1. Financial statements for interim periods are unaudited and include all adjustments which are of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.

2. The Company operates and reports with its accounting year ending on the last Saturday of the calendar year. Thus, most years encompass 52 weeks with an occasional year encompassing 53 weeks. This results in most accounting quarters of 13 weeks with one quarter in the 53 week year including 14 weeks. The year 1994 will include 53 weeks and the first quarter of 1994 includes 14 weeks. This compares to 1993 being 13 weeks in each quarter and 52 weeks in the year.

3. During the first quarter of 1994, the Company changed its method of accounting from the completed contract method to the percentage-of-completion accounting method for its long-term large machinery construction contracts for its European operations. This conforms the worldwide accounting to the U.S. reporting percentage-of-completion basis. Management believes that this method more appropriately reports revenue and costs in related accounting periods rather than recognizing substantially all revenue and cost at the time of shipment. Information with respect to the quarter ended March 27, 1993 and the year ended December 25, 1993 has been restated to reflect this change in accounting. The effect of this restatement was to increase retained earnings at December 25, 1993 by $294. Net income for the first quarter of 1994 was increased by $164 or $.03 per share and net income in the first quarter of 1993 was reduced by $299 or $.06 per share.

4. Income taxes include provisions for federal, foreign and state income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first quarter of 1994 is $100. The tax provision for the first quarter of 1993 was $500 which was offset by a $500 deferred tax credit resulting from timing differences.

5. Earnings (loss) per share is based upon the weighted average number of common shares outstanding for the periods presented since inclusion of common stock equivalents would be antidilutive. Fully diluted earnings per share are not materially different.

6. Certain information in 1993 has been reclassified to conform to the 1994 presentation.

7. Brown & Sharpe Manufacturing Company through its subsidiary Brown & Sharpe International Capital Corporation purchased, on March 24, 1994, the stock of the French company Ets. Pierre Roch, S.A. (Roch) and its German sister company, Mauser Prazisions - Messmittel GmbH, which together manufacture and market micrometers, calipers, height gages, digital indicators, and other similar precision measuring instrument products. The business is headquartered in Luneville, France which is its sole manufacturing site. The German operation is a sales office. These operations were purchased from Diehl GmbH & Co. of Nurnberg, Germany ("Diehl"). The Company intends to continue using the acquired assets in businesses in which they have been previously employed.

	The purchase price was delivery to Diehl of 175,000 shares of Brown & Sharpe Class A Common Stock, subject to certain post closing adjustments and granting Diehl the right to receive additional 50,000 shares of such stock in the event the Company's Class A Common Stock attains a market price of $15 or more per share for a total of 30 days or more during any twelve month period within the five years following the purchase. The purchase price was determined through negotiation by the parties subject to adjustment based on specified closing balance sheet changes. Roch entered into a nine year lease agreement to lease the Luneville facility from Societe Immobiliere Lunevilloise S.A.R.L., a subsidiary of Diehl, for about $34,000 annually and has options to purchase the facility during the lease term.

	The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on an estimate of their fair values at the date of acquisition. The book value of the net assets exceeded the purchase price before allocation by approximately $2,100. The estimated fair values of assets and liabilities after allocation are summarized as follows:

	Cash                       $    1,380,000
	Accounts receivable             2,700,000
	Inventory                       3,250,000
	Machinery and equipment           510,000
	Accounts payable and accruals   3,880,000
	Short-term debt                 2,350,000
	Long-term debt                    410,000
                     				   ---------------
                     				   $    1,200,000

	The Company's unaudited combined results of operations for the quarter ended April 2, 1994 and the year ended December 25, 1993 on a pro forma basis assuming the acquisition of Roch occurred at the beginning of 1994 and 1993, respectively are as follows:

                                           						    First
                                           						   Quarter         Year
                                           						     1994          1993
                                           						   -------         ----
	Net sales                               $   40,072     $  169,542
	Net (loss)                              $   (2,714)    $   (2,004)
	Primary and fully diluted
	(loss) per common share                 $     (.52)    $     (.39)


               		      BROWN & SHARPE MANUFACTURING COMPANY

Part I - Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
	              	   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(14 weeks ended April 2, 1994 compared to 13 weeks ended March 27, 1993)

	Orders for the first quarter of 1994 were $38 million, compared to $37 million for the first quarter of 1993. Backlog at April 2, 1994 increased to $27 million compared to $26 million at year end 1993 and $25 million at the end of the first quarter of 1993. Brown & Sharpe sold its machine tool spare parts and rebuild operations near the end of the first quarter of 1993. The first quarter of 1993 included about $2 million of orders from the subsequently sold operations. Foreign currency exchange rate changes caused an increase of about $1 million in reported first quarter 1994 orders as compared to first quarter 1993.

	Net sales for the first quarter of 1994 were $37 million, compared to $40 million for the first quarter of 1993 including about $2 million from operations subsequently sold in the first quarter a year ago. Foreign currency exchange rate changes caused an increase of about $1 million in reported first quarter 1994 sales as compared to first quarter 1993. The sales decline from 1993 to 1994 occurred largely in Measuring Systems products. It reflected the effect of entering the 1993 first quarter with a larger shippable backlog than shippable backlog at the start of the 1994 first quarter, the continued effect of competitive discounting on sales revenues. It also reflected a greater percentage of lower priced units shipped in the first quarter of 1994 for both Brown & Sharpe and Leitz products within and outside the U.S. While the first quarter of 1994 included 14 weeks as compared with 13 weeks in the 1993 quarter, quarters with an extra week do not typically result in a proportionate sales increase since, historically, the largest volume of shipments occurs in the few weeks at quarter end.

	Cost of goods sold as a percentage of net sales was 70.8% in the first quarter of 1994, compared to 71.6% in the first quarter of 1993 reflecting engineering staff reductions at a few locations.

	Selling, general, and administrative expense in the first quarter of 1994 at $12.3 million was more than the $10.7 million incurred in the comparable period in the prior year. The increase results primarily from the effect of 14 weeks of operating costs in the 1994 versus 13 weeks of costs in the 1993 period. Also, the 1993 first quarter benefited from the receipt of litigation settlement proceeds.

	The first quarter of 1994 operating loss was $(1.5) million compared to a first quarter 1993 operating profit of $.6 million, reflecting the impact of 14 weeks of expense in 1994 and the inpact of lower sales. At the operating level, the U.S. had a loss of $(.3) million in the first quarter of 1994 compared to an operating loss of $(1.2) million for foreign operations.

	Interest expense was $1.3 million in the first quarter of 1994, compared to $1.1 million in the first quarter of 1993. The increase in the first quarter of 1994 reflects increased borrowing in the U.S.

	Other income, net, was $.1 million in the first quarter 1994 and $1.8 million in the first quarter 1993. The 1993 first quarter included a $2 million gain on the sale of the machine tool spare parts and rebuild operations referred to in the first paragraph.

	Income tax provision amounted to $.1 million in the first quarter of 1994, as compared to $.5 million in the first quarter of 1993 which was offset by deferred tax benefits of $.5 million in the first quarter of 1993 due to reductions in deferred tax liabilities as a result of losses for certain subsidiaries in Europe.

	The first quarter 1994 net loss of $2.9 million ($.57 loss per share) compared to net income of $1.0 million ($.25 income per share) in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

	On a net basis, cash in the amount of $3.5 million was provided by operations in the first quarter of 1994 as compared with $1.2 million in the first quarter of 1993. Offsetting the net loss of $2.9 million, cash was largely provided by accounts receivable collections from typically higher seasonal sales near the end of the preceding fourth quarter. Cash in the amount of $1.0 million was used in the 1994 first quarter for investment transactions, principally for capital expenditures. There was no net provision or use of cash flow from financing transactions in the first quarter of 1994 as borrowings during the quarter approximated debt repayments. At the end of the first quarter, cash had increased to $3.8 million from $2.0 million at year end 1993.

	Inventories increased to $57.6 million at April 2, 1994, an increase of $3.6 million or 6.7% from $54.0 million at year-end 1993, but this did not require the use of cash as it resulted from Brown & Sharpe completing on March 24, 1994 the purchase of the French precision measuring instruments business, Ets. Pierre Roch, S.A. (Roch) and its sister company, Mauser Prazisions-Messmittel GmbH. The business, which produces calipers, height gages, indicators, and other similar products was acquired for approximately 175,000 shares of Brown & Sharpe Class A Common Stock, with an additional 50,000 shares of Brown & Sharpe Class A Common Stock contingently issuable in the event that the Class A Common Stock attains a market price of $15 or more per share for a total of 30 days or more during any 12 month period within the five year period after the Roch closing. Roch had 1993 sales of approximately $10 million, primarily in France and Germany, and had assets of approximately $8 million on the closing date. Accounts receivable decreased $5.8 million in the first quarter of 1994 reflecting collections during the quarter of the typical seasonably high level of receivables at the prior year end.

	Working capital was $44.2 million at the end of the first quarter of 1994 compared with $46.0 million at year-end 1993. The current ratio was 1.64:1 at the end of the first quarter of 1994 compared to 1.72:1 at year-end 1993. Net capital expenditures of $.8 million for the quarter were less than depreciation of $1.2 million. Total debt increased $2.5 million to $67 million during the first three months of 1994 from $64.5 million at year-end 1993. Debt ratios (total debt divided by total debt plus shareowners' equity) increased to 52.2% at the end of the first quarter compared to 50.4% at the end of 1993.

	Available secured and unsecured lines of credit were approximately $39 million at the end of the first quarter with $30 million borrowed at the end of the second quarter of 1994 compared to having lines of credit of $40 million with $30 million borrowed at year-end 1993. Borrowings under the Company's two year revolving credit agreement entered into on June 30, 1993 were $7.7 million at April 2, 1994 and $9.0 million at May 13, 1994. At April 30, 1994, the maximum borrowing base, (determined by a formula for eligible accounts receivable and finished inventory) was $12.4 million, and the Company was in compliance with all covenants under the agreement at May 13, 1994. As at year-end substantially all lines are payable on demand. Management is continuing its efforts to secure a plant-based mortgage term borrowing and to increase the Company's permanent equity capital. The Company has had meetings with the agents of an insurance company with regard to a contemplated $8 million North Kingstown, RI plant-based mortgage financing and expects, based on discussions to date, that it will obtain a commitment for such plant-based mortgage financing. However, there can be no assurance that this commitment will be received or that the financing transaction will be closed on terms acceptable to the Company.

	In view of the foregoing, Management believes that the current lines of credit are adequate to meet anticipated cash needs through the end of 1994.


	As announced in 1993, the Company is continuing negotiations to purchase Finmeccanica's DEA Group of metrology companies and business units. The DEA Group, headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems with 1993 worldwide sales of about $110 million. Under the proposed transaction, the DEA Group would have approximately $15 million debt, and Brown & Sharpe would issue 2,500,000 shares of Brown & Sharpe Class A Common Stock to Finmeccanica, and issue a contingent non-assignable right to obtain an additional 950,000 shares based upon Brown & Sharpe Class A Common Stock attaining a certain future market price during the five years following the closing of the transaction. The letter of intent would require Finmeccanica not to transfer the acquired Brown & Sharpe shares to any person other than Brown & Sharpe for a specified period and to afford Brown & Sharpe certain rights of first refusal with respect thereto for a further specified period. The letter of intent contemplates that Finmeccanica would have representatives on Brown & Sharpe's Board of Directors. The proposed combination is subject to negotiation of a definitive acquisition agreement and to a number of other conditions, including satisfactory completion of due diligence, approval by the Board of Directors of each party, approval by Brown & Sharpe's stock-holders, receipt of relevant governmental approvals in applicable countries and successful negotiation of financing arrangements with certain financial institutions to obtain consent of certain existing lenders and to obtain an additional line of credit based on DEA Group assets or upon other financing arrangements deemed satisfactory by the Company. The waiting period with respect to the proposed transaction under the Hart-Scott-Rodino Antitrust Improvements Act expired in August 1993. There can be no assurance that a definitive acquisition agreement can be negotiated and executed or that the financing arrangement conditions or all other closing conditions will be satisfied.

PART II.  OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

	A.      See Exhibit Index annexed.

	B.      No Form 8-K was filed during the quarter ended April 2, 1994.

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            					 BROWN & SHARPE MANUFACTURING COMPANY


	                             				By: /s/ Charles A.Junkunc
                                    						Charles A. Junkunc
                                    						Vice President and
                                    						Chief Financial Officer
	                              				       (Principal Financial Officer)

May 17, 1994

                 		    BROWN & SHARPE MANUFACTURING COMPANY

	                       		     EXHIBIT INDEX

	4. Indenture dated as of October 1, 1980 (including form of debenture) between the Company and Morgan Guaranty Trust Company of New York as trustee relating to 9-1/4% convertible subordinated debentures due December 15, 2005, originally filed as Exhibit (b) (1) to Form S-16 Registration Statement No. 2-69203 dated October 1, 1980 and incorporated herein by reference.

		The Registrant hereby agrees to furnish a copy to the Commission of other instruments defining the rights of holders of long-term debt, as to which the securities thereunder do not exceed ten percent of total assets on a consolidated basis.

	11. Computation of Per Share Data for the fourteen week period ended April 2, 1994 and the thirteen week period ended March 27, 1993.

	18. Letter of Coopers & Lybrand, independent accountants, regarding preferability of change in accounting principles to conform worldwide use of percent-of-completion basis accounting for long-term large machinery construction contracts of the European operations.