Form 10-K/A
period 1993-12-25
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1994-06-29
CIK 14637

Commission File Number 1-5881

                    SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                             FORM 10-K/A

                   AMENDMENT TO APPLICATION OR REPORT
              Filed Pursuant to Section 12, 13 or 15(d) of
                  THE SECURITIES EXCHANGE ACT OF 1934

                 BROWN & SHARPE MANUFACTURING COMPANY
          (Exact name of registrant as specified in charter)

                           AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statement, exhibits or other portions of its Annual Report for the year ended December 31, 1993, on Form 10-K as set forth in the pages attached hereto:

     The Exhibit Index and Exhibits are amended to reflect the addition of the following:

     "Exhibit 28.1 - Annual Report on Form 11-K for The Brown & Sharpe Savings and Retirement Plan for Management Employees for the year ended December 31, 1993."

     "Exhibit 28.2 - Annual Report on Form 11-K for The Brown & Sharpe Savings and Retirement Plan for the year ended December 31, 1993."

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Brown & Sharpe Manufacturing Company

                                       By: /s/ John M. Lochner
                                           ----------------------
                                           John M. Lochner
                                           Controller
                                           (Principal Accounting Officer)

Exhibit 28.1



SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



Form 11-K



Annual Report Pursuant to Section 15(d) of the
Securities Exchange Act of 1934




For the Fiscal Year Ended December 31, 1993




Commission File Number 1-5881




THE BROWN & SHARPE SAVINGS AND RETIREMENT PLAN FOR MANAGEMENT EMPLOYEES (Full Title of the Plan)



BROWN & SHARPE MANUFACTURING COMPANY
200 Frenchtown Road
North Kingstown, Rhode Island 02852-1700
(401) 886-2000

(Name of Issuer and Address of its Principal Executive Office)

Item 1.  Changes in the Plan.

	There were no amendments to the Plan in 1993.

Item 2.  Changes in Investment Policy.

	There were no material changes in the Plan's investment policy during the year ended December 31, 1993.

Item 3.  Contributions Under the Plan.

	Contributions by employees (referred to as deferred salary contributions) may be made from 2% to 16% of each participant's gross salary (in 1% increments only). The maximum percent may be adjusted downward from time to time as necessary to meet the discrimination tests and other limitations applicable to 401(k) plans. In the event the Plan Committee determines that contributions will exceed these limitations, it will reduce deferred salary contributions to the extent necessary and may return certain excess contributions.

	In addition to deferred salary contributions, the Plan provides for Company contributions, or subsidies, equal to 1/4 of the amount of each deferred salary contribution invested initially in the Company Stock Fund, with the result that such deferred salary contributions effectively purchase Company stock at a 20% discount. The stock so purchased must be held in the Company Stock Fund at least one year. In 1991, 1992, and 1993, such Company contributions totaled $47,830, $32,771, and $24,639 respectively.

	The Plan further provides that the Company may contribute under the Plan an amount equal to a percentage of a participant's annual compensation, provided that he/she is a Plan participant on the last day of the calendar year, or died, retired or became permanently disabled during the year.
Although not required to make these contributions, the Company currently intends to contribute to the account of each participant under the Plan an amount equal to 4% of the participant's annual compensation, and an additional 4% of the participant's annual compensation in excess of the Social Security wage base. The Social Security wage base is currently
$60,600 for FICA contributions with no limit for Medicare contributions
($57,600 in 1993) and may increase in subsequent years. If made, contributions will be made as soon as practicable following the end of each calendar year. The Company's 1993 and 1992 supplemental contributions were $539,380 and $569,120 respectively. Participants may direct investment of these funds to the investment alternatives (20% Company Stock discount not applicable).

Item 4.  Participating Employees.

	As of December 31, 1993, 301 employees of the Company were eligible to participate in the Plan, and 276 employees were participating in the Plan.

Item 5.  Administration of the Plan.

	The Plan provides that the Board of Directors of the Company (the "Board") appoint a three-member Committee (the "Committee") to administer the Plan. The current Committee members are Henry D. Sharpe, Jr., a Director and Chairman of the Board; Dr. Fred M. Stuber, a Director and President and Chief Executive Officer; and Charles A. Junkunc, Vice President and Chief Financial Officer, each serving at the pleasure of the Board.

	The Committee has the power to appoint a Plan Trustee. The Trustee is custodian of the Plan assets and has fiduciary responsibility for them (See
Item 6). The Committee directs the Trustee concerning all payments to be made out of the trust funds pursuant to the provisions of the Plan. The Committee has such powers as are necessary to discharge its duties, including, but not limited to, the power to interpret and construe the Plan, to determine all questions of eligibility and rights of participants and others, and, in general, to decide any dispute arising thereunder.

	The Board appoints one or more persons and/or corporations to act as trustees under the Plan, and at any time may remove and appoint a successor to any such person or corporation. The Company may, without reference to any participant or other party in interest, enter into a trust agreement with the trustees and make such amendments to such trust agreement or such further agreements as the Company in its sole discretion may deem necessary or desirable to carry out the Plan, including designation of investment counsel to direct the trustees in the investment and reinvestment of funds. All administrative fees are paid by the Company except for participants who are no longer employees of the Company but who have elected to defer payment of their account balance are assessed an asset management trust and recordkeeping fee based on actual cost. No fees are paid by the Plan to the members of the Committee or to the Trustee.

Item 6.  Custodian of Investments.

	At December 31, 1993, Fleet National Bank was Trustee, custodian of the assets and was investment manager of the Company Common Stock Fund and the Money Market Fund and, as such, was responsible for investing contributions to the Company Stock Fund and the Money Market Fund and holding the securities so acquired and any uninvested cash. Frontier Capital Management, Inc. is investment manager of the Diversified Fund and, as such, is responsible for directing the investment of contributions to the Diversified Fund. The custodian holds the securities so acquired and any uninvested cash. Aetna
Life Insurance is the sponsor of the 1989 Guaranteed Interest Fund. Allstate Life Insurance Company is the sponsor of the 1991 Guaranteed Interest Funds which provide a fixed interest rate of return on contributions for a specified term. The Principal Mutual Life Insurance Company is the sponsor of the 1993 and 1992 Guaranteed Interest Funds. The principal addresses of the trustee, fund custodian, investment managers and Guaranteed Interest Funds are as follows: Fleet National Bank, 100 Westminster Street, Providence, Rhode Island 02903; Frontier Capital Management, Inc., 286 Congress Avenue, Boston, Massachusetts 02210; Aetna Life Insurance Company, 151 Farmington Avenue, Hartford, Connecticut 06156; Allstate Insurance Company, Allstate Plaza South, Northbrook, Illinois 60062; and The Principal Mutual Life Insurance Company, 711 High Street, Des Moines, Iowa 50392. The trustee and custodian maintain the financial records of the funds on the basis of a January 1 to December 31 Plan year. A blanket commercial crime coverage insurance policy issued by the Chubb Group of Insurance Companies covers all Company employee benefit plans, including this Plan. All asset management fees are paid by the Company except that participants no longer employed by the company are charged for the management fees incurred to maintain their account.

Item 7.  Reports to Participating Employees.

	Participants receive the Summary Annual Report covering the Plan's latest fiscal year as required by ERISA. Participants also receive a quarterly account statement detailing their contributions and Company contributions under the Plan and the market value of the investments attributable to their accounts in the investment funds established under the Plan.

Item 8.  Investment of Funds.

	Employee contributions and employer contributions on behalf of the participant can be invested in one or more of the following investment alternatives in multiples of 10% of deferred salary contributions: (1) the Diversified Fund consisting of a diversified portfolio of stock and fixed income securities; (2) the Company Stock Fund consisting of Company common stock; (3) the Guaranteed Interest Fund consisting of guaranteed interest contracts with insurance companies, or (4) the Money Market Fund consisting of obligations to the U.S. Government or its agencies, banks and business corporations (other than the Company). Brokerage fees for investments during 1992 and 1993 amounted to $39,761 and $31,825 respectively.



Form 11-K

Item 9.  Financial Statements and Exhibits                  Page Number

 (a)     Financial statements filed herewith.
	(1)     Statements of Net Assets Available for Plan
	       	Benefits as of December 31, 1993 and 1992               5
	(2)     Statements of Income and Changes in Net Assets
       		Available for Plan Benefits for the years ended
	       	December 31, 1993, 1992, and 1991                       5
	(3)     Notes to Financial Statements                        6-13
	(4)     Schedule of Assets Held for Investment Purposes
       		as of December 31, 1993                             14-16

(b) Amendments to the Plan are filed as Exhibits to the Company's Annual Report on Form 10-K
	       and are hereby incorporated herein by reference.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Kingstown, Rhode Island, on the 27th day of May, 1994.

                                					  BROWN & SHARPE SAVINGS & RETIREMENT
                                					  PLAN FOR MANAGEMENT EMPLOYEES

                               				    By:    /s/ John M. Lochner
                                  					   -----------------------
                                  					   John M. Lochner
                                  					   Controller
                                  					   (Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Brown & Sharpe Savings & Retirement Committee:

	We have audited the accompanying statements of net assets available for plan benefits of The Brown & Sharpe Savings & Retirement Plan for Management Employees as of December 31, 1993 and 1992, and the related statements of income and changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1993 and 1992 and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

	Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at December 31, 1993, is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employment Retirement Income Security Act of 1974. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.


	                                           		Coopers & Lybrand

Boston, Massachusetts
May 27, 1994

THE BROWN & SHARPE SAVINGS & RETIREMENT PLAN FOR MANAGEMENT EMPLOYEES STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                       					       As of December 31,
                                    					     1993                 1992
Assets:
Investments (at fair value)               $19,780,548         $18,949,522
Dividends and interest receivable              94,821              78,337
Employer contribution receivable              539,380             569,120
Plan loans receivable                         250,474             264,728
					                                     ------------       -------------
Net Assets Available for Plan Benefits    $20,665,223         $19,861,707



STATEMENT OF INCOME AND CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                              				    For the years ended December 31,

                              				 1993              1992              1991
Income
Contributions:
  Employer                   $    564,019      $   601,891        $   692,671
  Employee                        783,081          780,738            940,373
			                            ------------      -----------        -----------
                            				1,347,100        1,382,629          1,633,044

Investment income:
  Interest                        911,147        1,122,458          1,351,815
  Dividends                        91,770           61,345             29,290
                     			      ------------      -----------        -----------
                            				1,002,917        1,183,803          1,381,105
Net appreciation
in fair value of investments    1,003,969          321,507            357,601
                       	      ------------      -----------        -----------
Total income                    3,353,986        2,887,939          3,371,750

Disbursements
  Payments to participants     (2,585,750)      (3,674,685)        (2,634,020)
  Loan defaults                    (6,281)         (23,419)              (245)
  Fees                            (10,151)          (7,302)                 -
                      			      ------------      -----------        -----------
Total disbursements            (2,602,182)      (3,705,406)        (2,634,265)

Transfers
  From Brown & Sharpe
   Employee Stock Ownership
   & Profit Participation
   Plan (ESOP)                      9,993           15,685             36,256
  From (To) Brown & Sharpe Savings
   & Retirement Plan (SARP)        41,719           11,961            (88,440)
                     			       ------------      -----------        -----------
Net transfers                      51,712           27,646            (52,184)
                     			       ------------      -----------        -----------
Net (decrease) increase
  in assets                       803,516         (789,821)           685,301
Net assets, beginning of year  19,861,707       20,651,528         19,966,227
                      		      ------------     -----------        -----------
Net assets, end of year       $20,665,223      $19,861,707        $20,651,528
                     			      ============     ===========        ===========

The accompanying notes are an integral part of the financial statements.

 THE BROWN & SHARPE SAVINGS & RETIREMENT PLAN FOR MANAGEMENT EMPLOYEES

Notes To Financial Statements

1.  Plan Description

	The following description of The Brown & Sharpe Savings and Retirement Plan for Management Employees (the "Plan") provides only general information. Participants should refer to the Summary Plan Description for more complete details.

General

	The Plan is a defined contribution plan covering all eligible full-time salaried employees of Brown & Sharpe Manufacturing Company (the "Company") and its affiliated companies who participate in the Plan. Such employees are immediately eligible to make deferred salary contributions to the Plan. One year of service is required to become a participant receiving Company contributions. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

Contributions

	The Plan permits a participant to make deferred salary contributions of 2% to 16% of compensation to the Plan up to a maximum of $9,240 in 1994, and $8,994 in 1993, (indexed in future years) which is not subject to federal income tax until distributed. Contributions are invested at the direction of the employee in one or more investment alternatives, or "Funds," as described below.

	The Company may, at the discretion of the Board of Directors, make a supplemental contribution of 4% of annual compensation plus 4% of the amount over the Social Security wage base to the account of each participant to be invested as instructed by the participant. The Company's supplemental contributions for 1993, 1992, and 1991 were $539,380, $569,120, and $644,841 respectively.

	In addition, the Plan provides for a Company contribution, or subsidy, equal to one-quarter of the amount of each deferred salary contribution invested directly in the Company Stock Fund. Such Company contributions for 1993, 1992, and 1991 were $24,639, $32,771, and $47,830 respectively.

Participant Accounts

	A separate account is established for each participant when enrolled in the Plan. Each participant's account is credited with participant salary deferrals, Company contributions, and an allocation of earnings of the Funds in which such participant's account is invested. Allocations, as determined by a monthly valuation, are credited ratably among all participants in each Fund.

Investments

	The employee must direct the trustee to put contributions in one or more of the following investment alternatives in multiples of 10%:

(1) the Diversified Fund, managed by Frontier Capital Management, Inc., consisting of a diversified portfolio of stock and fixed income securities;
(2) the Company Stock Fund, managed by Fleet National Bank, consisting of Company common stock and cash; (3) the Money Market Fund, invested by Fleet National Bank through Fidelity Management & Research Company consisting of obligations of the U.S. Government or its agencies, banks and business corporations (other than the Company); or (4) the Guaranteed Interest Fund, consisting of guaranteed interest contracts issued by Aetna Life Insurance Company in 1989, Allstate Life Insurance Company in 1991, and The Principal Mutual Life Insurance Company in 1993 and 1992. These guaranteed interest contracts are agreements under which the issuer has agreed to pay the investor a guaranteed rate of interest over terms ranging from 3 to 5 years. The contracts automatically terminate at maturity date. A penalty is imposed on the plan sponsor on early termination of contract. The issuers of these contracts are insurance companies, and because of this, the contracts are more susceptible to factors adversely affecting the insurance industry than similar contracts issued by parties other than insurance companies. Transfers between investment funds can be made subject to certain rules. The Plan assets are held in a trust administered by Fleet National Bank as Trustee.

	In years when Company contributions are made, forfeitures are used first to reduce Company contributions and then to pay Plan expenses. In 1993, 1992, and 1991, Plan expenses were paid entirely from Company funds.

Benefits

	A participant is always vested 100% in deferred salary contributions and Company stock purchased at a discount and becomes 100% vested in Company contributions after 3 years of service.

	On termination of service, participants are eligible to receive the vested value of their account in a lump sum payment or, if retired, in equal annual installments over a 10-year period or deferred until a future date no later than age 70-1/2.

	While in service, a participant may apply for a hardship withdrawal of funds subject to restrictive IRS rules and excise tax. The Plan also permits a participant to borrow against his/her account and repay the loan by payroll deduction.

	Plan participants who are no longer employees of the Company but who have elected to defer payment of their account balance are assessed an asset management trust and recordkeeping fee based on actual cost.

2.  Summary of Significant Accounting Policies

	The financial statements have been prepared in accordance with generally accepted accounting principles. Investments in securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Listed securities and governmental obligations for which no sale was reported on that date are valued at the last reported bid price. Investments in guaranteed interest contracts with insurance companies are valued at cost plus accrued interest which approximates fair value. Purchases and sales of securities are reflected on a trade-date basis. The
Plan presents in the statements of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. Dividend income is accrued on the ex-dividend date.
Income from other investments is recorded as earned on an accrual basis.


3.  Tax Status

	The Plan has been amended since its last favorable determination letter from the IRS (dated March 1, 1989). The Plan administrator intends to submit the Plan to the IRS for a determination as to the Plan's continued qualification before the expiration of the applicable remedial amendment period, as extended, and expects to make changes, if any, requested by the IRS to obtain such a determination. A favorable determination by the IRS as described in the preceding sentence would be expected to apply on a retroactive basis to periods including the financial statement date.


4.  Plan Termination

	The Company adopted this Plan with a view to maintaining it permanently. However, the Company reserves the right to modify or amend the Plan from time to time, or to terminate the Plan, and to discontinue making contributions temporarily or permanently depending upon business and economic conditions.
The Company cannot amend the Plan so as to deprive any participant of benefits already accrued under the Plan at the time of amendment, nor can the Company take back any contributions which it has made to the Plan except in limited circumstances involving factual error or contributions thought to be deductible which are not deductible. Should the Plan terminate, accounts would become fully vested, regardless of years of service, and would be paid to participants as directed by the Committee administering the Plan.

5.  Investments

   Investments held at December 31, 1993 and 1992 are as follows:

Description                            Fair Value                Cost
			                             	1993          1992        1993         1992
Company common stock          $1,359,262  $ 1,256,453  $1,734,196  $ 1,822,674
Diversified investments:
  Government securities          452,826      681,553     402,379      639,939
  Common & preferred stock     5,780,562    3,136,930   4,561,910    2,569,708
  Corporate & foreign bonds           -       256,852          -       207,725
Short-term investments (1)       998,347      797,470     998,347      797,470
Guaranteed interest contracts 11,189,551   12,820,264  11,189,551   12,820,264
                      		     ------------ ----------- -----------  -----------
Total investments            $19,780,548  $18,949,522 $18,886,383  $18,857,780
                    			     ============ =========== ===========  ===========

(1) Short-term investments include temporary investments made within each of the available funds.

  The following investments exceeded 5% of Plan assets at December 31, 1993:

                                                 							       Fair Value
1989 GIC              Aetna Benefit Accumulation               $1,945,146
              		      Contract #LT-10439
1991 GIC              Allstate Life Insurance Company           1,078,676
		                    Contract #GA5052
1993 GIC              Principal Mutual Life Insurance           7,305,208
		                    Contract #GA88705-3
178,264 shares        Brown & Sharpe Manufacturing Company
              		      Class A & B                               1,359,262


  The following investments exceeded 5% of Plan assets at December 31, 1992:


                                                       								Fair Value

186,142 shares        Brown & Sharpe Manufacturing Company
              		      Class A & B                              $1,256,453
1987/1888 GIC         Allstate Life Insurance Company           6,552,604
		                    Contract #GA4531
1989 GIC              Aetna Benefit Accumulation                2,086,850
              		      Contract #LT-10439
1990 GIC              Principal Mutual Life Insurance           1,959,888
		                    Contract #GA88705
1991 GIC              Allstate Life Insurance Company           1,130,779
		                    Contract #GA5052

6. Allocation of Statements of Net Assets Available for Plan Benefits and Statements of Income and Changes in Net Assets Available for Plan Benefits

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS AT DECEMBER 31, 1993


                                          						  Money       Diversified(1)
                             				   Plan Loans   Market Fund       Fund
Assets:
Investments                       $        -   $  555,089       $ 6,657,315
Dividends and interest receivable          -        1,414            25,428
Employer contribution receivable           -       36,698           334,647
Plan loans receivable                 250,474          -                 -
				                               -----------   ---------       -----------
Net Assets Available for
Plan Benefits                     $   250,474  $  593,201       $ 7,017,390
                             				  ===========   =========       ===========

                             				   Company(1)   Guaranteed
				                               Stock Fund  Interest Fund       Total
Assets:
Investments                       $1,378,593   $11,189,551      $19,780,548
Dividends and interest receivable         38        67,941           94,821
Employer contribution receivable      13,457       154,578          539,380
Plan loans receivable                     -             -           250,474
                            				  -----------  -----------      -----------
Net Assets Available for
Plan Benefits                     $1,392,088   $11,412,070      $20,665,223
                            				  ===========  ===========      ===========

(1) Includes short-term investments of $423,927 in the Diversified Fund and $19,331 in the Company Stock Fund.


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS AT DECEMBER 31, 1992

                                           						  Money       Diversified(1)
                              				   Plan Loans   Market Fund       Fund
Assets:
Investments                       $        -    $ 364,358      $4,485,724
Dividends and interest receivable          -          992          34,736
Employer contribution receivable           -       37,052         324,731
Plan loans receivable                 264,728          -               -
                             				  -----------    ---------     ----------
Net Assets Available for
Plan Benefits                        $264,728    $402,402      $4,845,191
                             				  ===========    =========     ===========

                               		   Company(1)    Guaranteed
                              			   Stock Fund  Interest Fund      Total
Assets:
Investments                        $1,279,176 $12,820,264    $18,949,522
Dividends and interest receivable          44      42,565         78,337
Employer contribution receivable       36,072     171,265        569,120
Plan loans receivable                      -           -         264,728
				                               -----------  ---------     ----------
Net Assets Available for
Plan Benefits                      $1,315,292 $13,034,094    $19,861,707
                            				   =========== ==========    ===========

(1) Includes short-term investments of $410,389 in the Diversified Fund and $22,723 in the Company Stock Fund.

6. Allocation of Statements of Net Assets Available for Plan Benefits and Statements of Income and Changes in Net Assets Available for Plan Benefit (continued)

STATEMENT OF INCOME AND CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS FOR THE YEAR ENDED DECEMBER 31, 1993

                                           						  Money       Diversified
                             				   Plan Loans   Market Fund       Fund
Contributions:
  Employer                        $       -     $   36,698     $  334,647
  Employee                                -         31,370        364,706
  Loan repayments                    (91,835)        6,290         44,514
                             				  -----------   -----------    -----------
                            				     (91,835)       74,358        743,867
Investment income:
  Interest                                -         13,349         79,592
  Dividends                               -             -          91,770
                               		  -----------   -----------    -----------
                                   					  -         13,349        171,362
Net appreciation
in fair value of investments              -             -         826,381
                              			  -----------   -----------    -----------
Total income                         (91,835)       87,707      1,741,610

Disbursements
  Payments to participants                -        (53,150)      (412,427)
  Loans to participants               83,862        (8,443)       (33,884)
  Loan defaults                       (6,281)           -              -
  Fees                                    -            (62)        (8,140)
                             				  -----------   -----------    -----------
    Total disbursements               77,581       (61,655)      (454,451)

Transfers
  Transfers from ESOP                     -             -           9,495
  Transfers from (to) SARP                -            216            176
  Transfers between funds                 -        164,531        875,369
                            				  -----------   -----------    -----------
Net transfers                             -        164,747        885,040
                            				  -----------   -----------    -----------

Net increase (decrease)              (14,254)      190,799      2,172,199
Net assets, beginning of year        264,728       402,402      4,845,191
                            				  -----------   -----------    -----------
Net assets, end of year             $250,474      $593,201     $7,017,390

                              			    Company      Guaranteed
                             				   Stock Fund  Interest Fund      Total
Contributions:
 Employer                           $ 38,096      $154,578     $  564,019
 Employee                             98,427       288,578        783,081
 Loan repayments                       9,995        31,036             -
                            				  -----------   -----------    -----------
                            				     146,518       474,192      1,347,100
Investment income:
Interest                               2,975       815,231        911,147
 Dividends                                -             -          91,770
                            				  -----------   -----------    -----------
                            				       2,975       815,231      1,002,917
Net appreciation
in fair value of investments         177,588            -       1,003,969
                            				  -----------   -----------    -----------
Total income                         327,081     1,289,423      3,353,986

Disbursements
 Payments to participants           (204,414)   (1,915,759)    (2,585,750)
 Loans to participants               (18,496)      (23,039)            -
 Loan defaults                            -             -          (6,281)
 Fees                                  6,134        (8,083)       (10,151)
                            				  -----------   -----------    -----------
Total disbursements                 (216,776)   (1,946,881)    (2,602,182)

Transfers
 Transfers from ESOP                      -            498          9,993
 Transfers from (to) SARP                294        41,033         41,719
 Transfers between funds             (33,803)   (1,006,097)            -
                            				  -----------   -----------   -----------
Net transfers                        (33,509)     (964,566)        51,712
                            				  -----------   -----------   -----------

Net increase (decrease)               76,796    (1,622,024)       803,516
Net assets, beginning of year      1,315,292    13,034,094     19,861,707
				                              -----------   -----------   -----------
Net assets, end of year           $1,392,088   $11,412,070    $20,665,223
                            				  ===========  ============   ===========

6. Allocation of Statements of Net Assets Available for Plan Benefits and Statements of Income and Changes in Net Assets Available for Plan Benefit (continued)

STATEMENT OF INCOME AND CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS FOR THE YEAR ENDED DECEMBER 31, 1992

                                         						  Money       Diversified
                           				   Plan Loans   Market Fund       Fund
Contributions:
  Employer                        $       -     $  37,052      $  324,731
  Employee                                -        48,950         259,341
  Loan repayments                    (85,829)       2,896          45,944
                             				  -----------   -----------    -----------
                            				     (85,829)      88,898         630,016
Investment income:
  Interest                                -        18,116          93,650
  Dividends                               -            -           61,345
                               		  -----------   -----------    -----------
                                   					  -        18,116         154,995
Net appreciation
in fair value of investments              -            -          715,389
				                               -----------   -----------    -----------
Total income                         (85,829)     107,014       1,500,400

Disbursements
 Payments to participants                 -      (506,901)       (559,689)
 Loans to participants                99,298      (13,273)        (56,560)
 Loan defaults                       (23,419)          -               -
 Fees                                     -           (17)         (4,604)
                              				  -----------   -----------    -----------
Total disbursements                   75,879     (520,191)       (620,853)

Transfers
 Transfers from ESOP                      -            -           17,971
 Transfers from (to) SARP                 -        (4,398)       (197,972)
 Transfers between funds                  -       (63,864)        193,027
                              				  -----------   -----------   -----------
Net transfers                             -       (68,262)         13,026
			                                 -----------   -----------   -----------

Net increase (decrease)               (9,950)    (481,439)        892,573
Net assets, beginning of year        274,678      883,941       3,952,618
				                               -----------   -----------   -----------
Net assets, end of year            $ 264,728    $ 402,402      $4,845,191
                             				  ===========  ============   ===========


                             				    Company      Guaranteed
                             				   Stock Fund  Interest Fund      Total
Contributions:
 Employer                          $  68,843    $ 171,265      $  601,891
 Employee                            143,249      329,198         780,738
 Loan repayments                       6,793       30,196              -
                                  -----------   -----------    -----------
                            				     218,885      530,659       1,382,629
Investment income:
Interest                               4,181    1,006,511       1,122,458
 Dividends                                -            -           61,345
				                              -----------   -----------    -----------
                              		       4,181    1,006,511       1,183,803
Net appreciation
in fair value of investments        (393,882)          -          321,507
                            				  -----------   -----------    -----------
Total income                        (170,816)   1,537,170       2,887,939

Disbursements
 Payments to participants           (298,144)  (2,309,951)     (3,674,685)
 Loans to participants                (3,950)     (25,515)             -
 Loan defaults                            -            -          (23,419)
 Fees                                   (189)      (2,492)         (7,302)
                             				  -----------   -----------    -----------
Total disbursements                 (302,283)  (2,337,958)     (3,705,406)

Transfers
 Transfers from ESOP                  (6,521)       4,235          15,685
 Transfers from (to) SARP             26,363      187,968          11,961
 Transfers between funds              42,096     (171,259)             -
                             				  -----------   -----------   -----------
Net transfers                         61,938       20,944          27,646
                              			  -----------   -----------   -----------

Net increase (decrease)             (411,161)    (779,844)       (789,821)
Net assets, beginning of year      1,726,453   13,813,938      20,651,528
				                              -----------  -----------    -----------
Net assets, end of year           $1,315,292  $13,034,094     $19,861,707
                             			  =========== ============    ===========

6. Allocation of Statements of Net Assets Available for Plan Benefits and Statements of Income and Changes in Net Assets Available for Plan Benefits (continued)

STATEMENT OF INCOME AND CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS FOR THE YEAR ENDED DECEMBER 31, 1991

                                            						  Money       Diversified
                             				   Plan Loans   Market Fund       Fund
Contributions:
  Employer                        $       -   $    82,727     $   264,795
  Employee                                -        55,664         234,140
  Loan repayments                    (72,433)       2,234          24,677
                             				  -----------   -----------    -----------
                            				     (72,433)     140,625         523,612
Investment income:
  Interest                                -        52,831          97,501
  Dividends                               -            -           29,290
                             				  -----------   -----------    -----------
                                    				  -        52,831         126,791
Net appreciation
in fair value of investments              -            -          501,787
                               		  -----------   -----------    -----------
Total income                         (72,433)     193,456       1,152,190

Disbursements
 Payments to participants                 -       (60,994)       (234,789)
 Loans to participants                91,046      ( 1,562)        (49,396)
 Loan defaults                        (  245)          -               -
                             				  -----------   -----------    -----------
Total disbursements                   90,801      (62,556)       (284,185)

Transfers
 Transfers from ESOP                      -           840          32,891
 Transfers from (to) SARP                 -         3,658          16,325
 Transfers between funds                  -      (129,670)        168,849
                              			  -----------   -----------   -----------
Net transfers                             -      (125,172)        218,065
                             				  -----------   -----------   -----------

Net increase (decrease)               18,368        5,728       1,086,070
Net assets, beginning of year        256,310      878,113       2,866,548
				                               -----------   -----------   -----------
Net assets, end of year             $274,678     $883,841      $3,952,618
                             				  ===========  ============   ===========

                              		    Company      Guaranteed
                             			   Stock Fund  Interest Fund      Total
Contributions:
 Employer                         $   84,556   $  260,593      $  692,671
 Employee                            191,314      459,255         940,373
 Loan repayments                       8,254       37,268              -
		                              	  -----------   -----------    -----------
                            				     284,124      757,116       1,633,044
Investment income:
 Interest                              8,701    1,192,782       1,351,815
 Dividends                                -            -           29,290
                             				  -----------   -----------    -----------
                            				       8,701    1,192,782       1,381,105
Net appreciation
in fair value of investments        (144,186)          -          357,601
                            				  -----------   -----------    -----------
Total income                         148,639    1,949,898       3,371,750

Disbursements
 Payments to participants           (258,812)  (2,079,425)     (2,634,020)
 Loans to participants               (10,512)    ( 29,576)             -
 Loan defaults                            -            -             (245)
                             				  -----------   -----------    -----------
Total disbursements                 (269,324)  (2,109,001)     (2,634,265)

Transfers
 Transfers from ESOP                      -         2,525          36,256
 Transfers from (to) SARP            (40,962)     (67,461)        (88,440)
 Transfers between funds              13,438      (52,617)             -
                              			  -----------   -----------    -----------
Net transfers                        (27,524)    (117,553)        (52,184)
                             				  -----------   -----------    -----------

Net increase (decrease)             (148,209)    (276,656)        685,301
Net assets, beginning of year      1,874,662   14,090,594      19,966,227
				                               ----------  -----------    -----------
Net assets, end of year           $1,726,453  $13,813,938     $20,651,528
                             			  =========== ============    ===========

BROWN & SHARPE SAVINGS & RETIREMENT PLAN FOR MANAGEMENT EMPLOYEES
Schedule of Assets Held For Investment Purposes
At December 31, 1993



Shares or                                            Fair         Cost of
Face Value             Description                   Value       Investment
MONEY MARKET FUND

Short-Term Investments

     4,634   Fleet Money Market                $       4,634     $      4,634
   550,455   Fidelity Retirement Mny
             Mkt Prt 630                             550,455          550,455
						                                            -----------       -----------
Total Money Market Fund                        $     555,089     $     555,089
                                           						 ===========       ===========
DIVERSIFIED FUND
Short-Term Investments

   423,927   Fleet Money Market                $     423,927     $     423,927

Government Securities

   297,751    US Treas Notes 8.625% 8/15/97          334,922           289,872
    85,072    US Treas Bonds 11.125% 8/15/03         117,904           112,507
						                                             -----------      -----------
Total Government Securities                          452,826           402,379

Unit Investment Trust

     2,552    Equity Residential PPtys Tr             81,350            66,356

Preferred Equities

     1,701    Chrysler Corp Dep Shs Repstg 1/4 Pfd   256,066           851,072
     2,552    First Bk Sys Inc. Pfd Conv Ser 91 A    161,424           127,608
       681    Ford Mtr Co Del Dep Shs Repstg Pfd A    73,842            62,233
     5,955    General Mtrs Corp Pfd Ser D            154,086           148,876
       851    Washington Mut Svgs Bk Seattle          96,132            85,072
						                                             -----------      -----------
Total Preferred Equities                             741,550           508,861

Common Equities

     1,531    Ace Ltd                                 47,661            53,070
     2,552    Advanta Corp Cl B Com                   74,012            53,595
     2,403    Alco Std Corp Com                      186,307           179,502
     1,701    Allied Group Inccomstk                  44,663            49,926
       681    Allied Signal Inc.                      53,765            49,663
       638    Amer International Group Inc. Com       55,988            39,982
     2,127    American Re Corp                        60,348            64,266
     1,021    Amoco Corp                              53,978            59,498
     4,083    APS Hldg Corp                           81,669            63,293
     1,106    Armstrong World Inds Inc.               58,891            55,957
     2,552    Arvin Industries                        81,669            80,605
     1,701    Capital Gty Corp Com.Stk                33,178            35,730
     1,957    Cellstar Corp Com Stk                   32,774            22,501
     2,127    Ceridian corp                           40,409            39,607
     3,403    Chemical Banking Corp                  136,540           119,339
     1,276    Circus Circus Enterprises Inc.          46,896            57,677
     1,701    Cirrus Logic Inc.                       62,953            59,338
     2,297    D R Horton Inc.                         40,196            31,323
       425    Dean Witter Discover & Co.              14,728            15,555
     3,403    Dovatron Intl Inc.                      93,579            65,133
     2,552    Eaton Vance Corp                        86,773            81,510
     1,701    First Bank Systems Inc. Common          52,319            48,967


BROWN & SHARPE SAVINGS & RETIREMENT PLAN FOR MANAGEMENT EMPLOYEES
Schedule of Assets Held For Investment Purposes
At December 31, 1993



Shares or                                            Fair             Cost of
Face Value             Description                   Value           Investment
DIVERSIFIED FUND - continued


    1,276     First Fidelity Bank Corp.          $    58,062       $    57,673
    2,212     Fisher Scientific Intl Inc              78,245            50,477
      851     General Elec Co Com                     89,219            89,234
      851     General Re Corp Com                     91,027            76,982
    5,955     Healthtrust Inc-The Hospital co        158,553           104,457
    1,701     Hewlett Packard Co Com                 134,413           111,174
      851     Huntco Inc                              35,837            27,861
    2,127     Idex Corp                               76,033            53,275
    4,254     Illinois Cent Corp                     152,598            82,668
    1,701     Integrated Health Svcs Inc              48,278            41,334
    2,892     Intel Corp Com                         179,331            74,527
    1,701     Kellwood Co                             68,057            44,205
    2,978     Keycorp                                105,330            85,465
      851     Kohls Corp                              42,749            33,178
    4,254     Libbey Inc.                             70,716            55,297
    3,394     Mark IV Inds Inc.                       61,099            39,763
    1,276     Marriott Intl Inccom Stk                37,006            33,523
    1,276     MBIA Inc. Com                           80,234            80,181
      851     Medtronic Inc.                          69,865            48,763
    2,552     Hohawk Inds Inc.                        87,411            70,184
    1,276     Motorola Inc Com                       117,718           111,801
    1,701     Nationsbank Corp                        83,370            79,629
    1,872     Nine West Group Inc                     55,212            37,829
    1,701     Norwest Corp                            41,473            42,591
    1,701     NWNL Cos Inc Com                        54,446            45,931
    2,978     Oryx Energy Co                          51,362            70,626
    1,191     Pacific Telesis Group                   64,612            59,331
    2,127     Phillips Van Heusen Corp                79,755            59,971
      255     Players Intl Inc                         6,317             6,014
    1,701     PNC Bank Corp                           49,342            43,446
    2,552     Ramsay-HMO Inc                          96,663            72,277
    1,446     Roper Inds Inc New                      47,002            43,934
      681     Silicon Graphics Inc                    16,844            12,785
    1,701     Society Corp                            50,618            45,684
    1,191     Takecare Inc                            68,036            49,149
    6,806     Tele Communications Inc Cl A           205,874            68,355
    1,701     Teradyne Common                         47,215            36,487
    3,743     Trimas Corp                             91,240            36,549
      510     Trinity Industries Inc.                 22,012            18,156
    1,531     US Can Corp                             23,735            23,352
    1,276     United Healthcare Corp                  96,820            76,446
    1,701     Unum Corp                               89,325            83,085
    1,361     US Healthcare Inc                       78,436            65,675
    2,297     Wal-Mart Stores Inc                     57,423            68,051
      851     Walbro Corp                             22,757            23,501
    2,552     West One Bankcorp                       72,736            53,595
    2,212     3 Com Corp                             103,957            66,176
                                           				  -----------       -----------
Total Common Stock                                 4,957,662         3,986,693


Total Diversified Fund             					      $    6,657,315     $   5,388,216
                                         						  ===========       ===========


BROWN & SHARPE SAVINGS & RETIREMENT PLAN FOR MANAGEMENT EMPLOYEES
Schedule of Assets Held For Investment Purposes
At December 31, 1993

Shares or                                             Fair             Cost of
Face Value             Description                    Value          Investment
COMPANY STOCK
FUND

Short Term
Investments

   19,331     Fleet Money Market                 $    19,331      $     19,331

Company Common Stock

  135,240     Brown & Sharpe Mfg Co Cl A         $ 1,031,206      $  1,296,135
   43,024     Brown & Sharpe Mfg Co Cl B             328,056           438,061
                                         						  -----------      ------------
Total Company Common Stock                         1,359,262         1,734,196
                                          					  ===========      ============

Total Company Stock Fund                         $ 1,378,593      $  1,753,527

                                          					  ===========      ============
GUARANTEED INTEREST CONTRACTS


	1989 GIC     Aetna Benefit Accumulation GIC
          		  #LT-10439, 9.30%, 01/03/94         $ 1,945,146       $ 1,945,146
	1991 GIC     Allstate Life Inc. GIC #GA5052
          		  8.60%, 04/01/96                      1,078,676         1,078,676
	1992 GIC     Prin Mut GIC #GA88705-02, 6.80%
          		  12/31/96                               860,521           860,521
	1993 GIC     Prin Mut GIC #88705-3, 6.38%
          		  12/31/95, 96 & 97                    7,305,208         7,305,208
                                          						 ------------      ------------
Total Guaranteed Interest Contracts              $11,189,551       $11,189,551
						                                           ============      ============


TOTAL INVESTMENTS                               $ 19,780,548      $ 18,886,383
						                                           ============      ============

Plan Loans Receivable

	      Plan Loans Receivable                    $    250,474       $   250,474
						                                           ------------      ------------
Total Assets Held For Investments               $ 20,031,022      $ 19,136,857
                                                 ============      ============