Form 10-Q
period 1994-07-02
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1994-08-16
CIK 14637

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For Quarter Ended  July 2, 1994
                   ------------

Commission file number  1-5881
                        ------



                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                      050113140
            --------                                      ---------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



   Precision Park, 200 Frenchtown Road, North Kingstown, Rhode Island  02852
   ------------------------------------------------------------------------
             (Address of principal executive offices and zip code)



                                (401) 886-2000
                                --------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    x      No
                                               -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 4,651,952 Class A common shares, 541,463 Class B common shares, par value $1, outstanding as of July
2, 1994.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    ---------------------------------------
            (Dollars in Thousands Except Share and Per Share Data)
                                  (Unaudited)

                              For the Quarter Ended    For the Half-Year Ended
                             ------------------------  ------------------------
                               July 2,     June 26,      July 2,     June 26,
                                1994         1993         1994         1993
                             -----------  -----------  -----------  -----------
Net sales                       $43,152      $40,003      $79,811      $79,761
Cost of goods sold               29,397       26,521       55,337       54,969
Selling, general and
 administrative expense          13,610       12,179       25,871       22,923
                                -------      -------      -------      -------

  Operating profit (loss)           145        1,303       (1,397)       1,869

Interest expense                 (1,443)      (1,329)      (2,723)      (2,461)
Other income, net                   130          241          178        2,035
                                -------      -------      -------      -------
  Income (loss) before
   income taxes                  (1,168)         215       (3,942)       1,443
Income tax provision                200           --          300           --
                                -------      -------      -------      -------

  Net income (loss)             $(1,368)     $   215      $(4,242)     $ 1,443
                                =======      =======      =======      =======

Primary and fully diluted
 income (loss) per common
  share                           $(.26)        $.04        $(.83)        $.29
                                =======      =======      =======      =======

Weighted average shares
 outstanding during
 the period                   5,191,299    4,971,148    5,114,403    4,968,758
                              =========    =========    =========    =========

The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

                                               July 2, 1994   December 25,1993
                                               -------------  -----------------
ASSETS
Current Assets:
 Cash and cash equivalents                         $  2,283           $  2,094
 Restricted cash                                      6,147              6,078
 Accounts receivable, net of allowances for
  doubtful accounts of $2,625 and $1,320             42,724             44,525
 Inventories                                         59,844             53,963
 Prepaid expenses and other current assets            4,233              3,031
                                                   --------           --------
   Total current assets                             115,231            109,691
Property, plant and equipment:
 Land                                                 6,679              6,398
 Buildings and improvements                          34,052             32,315
 Machinery and equipment                             86,082             77,053
                                                   --------           --------
                                                    126,813            115,766
   Less-accumulated depreciation                     81,114             72,212
                                                   --------           --------
                                                     45,699             43,554
Other assets                                         13,146             12,626
                                                   --------           --------
                                                   $174,076           $165,871
                                                   ========           ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current
   installments of long-term debt                  $ 38,859           $ 31,804
 Accounts payable                                    12,351             12,716
 Accrued expenses and income taxes                   20,754             19,146
                                                   --------           --------
  Total current liabilities                          71,964             63,666
Long-term debt                                       33,806             32,696
Deferred income taxes                                 1,891              1,763
Unfunded accrued pension cost                         4,724              4,226
Shareowners' Equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                            --                 --
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 4,659,444 shares in 1994
  and 4,431,890 shares in 1993                        4,659              4,432
  Class B, par value $1; authorized 2,000,000
  shares; issued and outstanding 541,463 shares
  in 1994 and 547,604 shares in 1993                    541                548
 Additional paid in capital                          46,999             45,710
 Earnings employed in the business                      135              4,377
 Cumulative foreign currency translation
  adjustment                                         10,176              9,394
 Treasury stock:  7,492 shares in 1994 and 8,076
  in 1993 at cost                                      (151)              (163)
 Unearned compensation                                 (668)              (778)
                                                   --------           --------
   Total shareowners' equity                         61,691             63,520
                                                   --------           --------
                                                   $174,076           $165,871
                                                   ========           ========

The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

                                                     For the Half Year Ended
                                                     -----------------------
                                                   July 2, 1994   June 26, 1993
                                                   ------------   -------------
Cash Provided by (Used in) Operations:
Net income (loss)                                      $(4,242)        $ 1,599
Adjustment for Noncash Items:
 Depreciation and amortization                           2,884           3,082
 Pension credits and charges                               224             150
 Deferred income taxes                                     100            (500)
 Gain on sale of operations                                 --          (2,182)
Changes in Working Capital:
 Accounts receivable                                     3,717          (4,715)
 Inventories                                             1,106            (421)
 Prepaid expenses and other current assets                (457)         (1,353)
 Accounts payable and accrued expenses                  (3,991)          4,311
                                                       -------         -------
  Cash Provided by (Used in) Operations                   (659)            (29)
                                                       -------         -------

Investment Transactions:
 Capital expenditures                                   (1,363)         (1,971)
 Proceeds from sale of operations                           --           8,700
 Cash equivalent pledged                                   (69)         (3,000)
 Other investing activities                               (213)             62
                                                       -------         -------
  Cash Provided by (Used in)
   Investment Transactions                              (1,645)          3,791
                                                       -------         -------

Financing Transactions:
 Increase in long-term and short-term debt               4,902           1,081
 Payment of long-term and short-term debt               (2,276)         (2,535)
 Other financing activities                                395              --
                                                       -------         -------
  Cash Provided by (Used in) Financing Transactions      3,021          (1,454)
                                                       -------         -------

Effect of Exchange Rate Changes on Cash                   (528)            (29)
                                                       -------         -------

Cash and Cash Equivalents:
 Increase (decrease) during the period                     189           2,279
 Beginning balance                                       2,094           4,640
                                                       -------         -------
 Ending balance                                        $ 2,283         $ 6,919
                                                       =======         =======

Supplementary Cash Flow Information:

 Interest paid                                         $ 2,547         $ 1,906
                                                       =======         =======

 Taxes paid                                            $   730         $   769
                                                       =======         =======

The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                            (Dollars in Thousands)


1. Financial statements for interim periods are unaudited and include all adjustments which are of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.

2. The Company operates and reports with its accounting year ending on the last Saturday of the calendar year. Thus, most years encompass 52 weeks with an occasional year encompassing 53 weeks. This results in most accounting quarters of 13 weeks with one quarter in the 53 week year including 14 weeks. The year 1994 will include 53 weeks and the first quarter and first half of 1994 include 14 weeks and 27 weeks, respectively. This compares to 1993 having 13 weeks in each quarter and 52 weeks in the year.

3. During the first quarter of 1994, the Company changed its method of accounting from the completed contract method to the percentage-of-completion accounting method for its large machinery construction contracts for its European operations. This conforms the worldwide accounting to the U.S. reporting percentage-of-completion basis. Management believes that this method more appropriately reports revenue and costs in related accounting periods rather than recognizing substantially all revenue and cost at the time of shipment. Information with respect to the quarter and half year ended June 26, 1993 and the year ended December 25, 1993 has been restated to reflect this change in accounting. The effect of this restatement was to increase retained earnings at December 25, 1993 by $294. Net income for the second quarter and half year of 1994 was reduced by $573 ($.11 per share) and $409 ($.08 per share), respectively, and net income in the second quarter and first half of 1993 was increased by $143 ($.03 per share) and reduced by $156 ($.03 per share), respectively.

4. Income taxes include provisions for federal, foreign and state income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first half of 1994 is $300. The tax provision for the first half of 1993 was $500 which was offset by a $500 due to reductions in deferred tax liabilities as a result of losses in certain of the Company's European subsidiaries.

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

     The purchase price was delivery to Diehl of 175,000 shares of Brown & Sharpe Class A Common Stock, subject to certain post closing adjustments and granting Diehl the right to receive additional 50,000 shares of such stock in the event the Company's Class A Common Stock attains a market price of $15 or more per share for a total of 30 days or more during any twelve month period within the five years following the purchase. The purchase price was determined through negotiation by the parties subject to adjustment based on specified closing balance sheet changes. Roch entered into a nine year lease agreement to lease the Luneville facility from Societe Immobiliere Lunevilloise S.A.R.L., a subsidiary of Diehl, for about $34,000 annually and has options to purchase the facility during the lease term at the unamortized value remaining on the lease.

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

          Cash                                          $1,408,000
          Accounts receivable                            2,552,000
          Inventory                                      3,398,000
          Machinery and equipment                          726,000
          Accounts payable and accruals                  3,175,000
          Short-term debt                                  867,000
          Long-term debt                                 1,250,000
          Pensions                                         516,000

     The Company's unaudited combined results of operations for the half year ended July 2, 1994 and the year ended December 25, 1993 on a pro forma basis assuming the acquisition of Roch occurred at the beginning of 1994 and 1993, respectively are as follows:

                                                          First
                                                        Half Year       Year
                                                           1994         1993
                                                        ----------    ---------
     Net sales                                            $82,706     $167,323
     Net (loss)                                           $(4,147)    $ (2,004)
     Primary and fully diluted (loss) per common share    $  (.81)    $   (.39)

8. On June 27, 1994, Brown & Sharpe Manufacturing Company ("Brown & Sharpe" or the "Company") and Finmeccanica S.p.A. ("Finmeccanica") announced that they have signed a definitive Acquisition Agreement providing for the combination of the DEA metrology business of Finmeccanica (the "DEA Group") with the Brown & Sharpe Measuring Systems Division. The DEA Group, headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems ("CMM's") with 1993 worldwide sales and operating profit of approximately $110 million and $5.4 million, respectively. The transaction will expand the Company's combined business line of CMM products, strengthen its CMM distribution capability worldwide, augment its R&D capability, and provide for other benefits.

     The transaction will be accomplished by Brown & Sharpe acquiring from Finmeccanica all of the capital stock of DEA S.p.A., which owns the various companies, business units and assets comprising the DEA Group, in exchange for 3,450,000 shares of Brown & Sharpe's Class A Common Stock. At the closing date, DEA will have debt of about $13.8 million. The purchase price is subject to a post-closing adjustment pursuant to an adjustment formula based upon a comparison of the adjusted net asset value (as defined) of DEA and its subsidiaries at June 30, 1993 and the adjusted net asset value as of July 31, 1994 (as defined and calculated in accordance with a formula), and after reflecting certain specified adjustments in the Acquisition Agreement.

     In connection with this transaction, Brown & Sharpe and Finmeccanica will enter into a Shareholders Agreement that, among other things, provides that Finmeccanica will not sell its shares of Brown & Sharpe for two years, and thereafter only after first offering Brown & Sharpe the right to purchase such shares (except for specified sales). In addition, Finmeccanica is prohibited from acquiring any additional Brown & Sharpe shares until December 31, 1998 (or earlier under certain circumstances) other than to maintain its percentage of ownership of the outstanding capital stock of Brown & Sharpe at approximately 40%. With respect to governance, Brown & Sharpe has agreed to increase the total number of directors from seven to ten and nominate three persons selected by Finmeccanica so long as Finmeccanica owns at least 1,250,000 shares of the Company's stock.

     The transaction has been approved by the Board of Directors of each party. The statutory waiting period with respect to the proposed transaction under the Hart-Scott-Rodino Antitrust Improvements Act has expired through early termination by the pre-merger offer of the Federal Trade Commission. Completion of the transaction is subject to, among other things, receiving relevant governmental approvals in applicable countries, obtaining financing arrangements which are satisfactory to Brown & Sharpe, and approval by the Brown & Sharpe shareholders. Financing arrangements anticipated by the Company include completion of an $8.5 million, five-year mortgage loan secured by North Kingstown, Rhode Island facility, obtaining $25.0 million of three-year unsecured term loans, which are presently being negotiated with two banks, and guaranteed by Finmeccanica, and replacing the present $15.0 million revolving credit facility with a $25.0 million revolving credit facility. The Company expects to schedule a special shareholders meeting and complete the transaction in September; however, there can be no assurances that the conditions to the consummation of the contemplated transaction pursuant to the Acquisition Agreement will be satisfied.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

Part I - Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ------------------------------------------------


     The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and half years ended July 2, 1994 and June 26, 1993:

                               Quarter Ended         Half-Year Ended
                             ------------------     ------------------
                             July 2     June 26     July 2     June 26
                              1994       1993        1994       1993
                             ------     -------     ------     -------
Net sales                     100.0%      100.0%     100.0%      100.0%
Cost of goods sold             68.1        66.3       69.3        69.0
Selling, general and
 administrative expense        31.6        30.4       32.5        28.7
                              -----        ----      -----        ----
Operating profit (loss)          .3         3.3       (1.8)        2.3
Interest expense                3.3         3.3        3.3         3.1
Other income, net                .3          .5         .2         2.6
                              -----        ----      -----        ----
Income (loss) before
 income taxes                  (2.7)         .5       (4.9)        1.8
Income tax provision
 (benefit)                       .5          --         .4          --
                              -----        ----      -----        ----
Net income (loss)              (3.2)         .5       (5.3)        1.8
                              =====        ====      =====        ====

RESULTS OF OPERATIONS
(Quarter Ended July 2, 1994 compared to Quarter Ended June 26, 1993)

     Orders during the second quarter of 1994 totaled $46.8 million compared to $41.1 million for the second quarter of 1993. Roch and its affiliate company, which was acquired on March 24, 1994, represented $2.5 million in orders during the second quarter of 1994. The machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $.2 million in orders during the second quarter of 1993, and foreign currency fluctuations caused a $.4 million increase in second quarter 1994 orders compared to second quarter 1993. Excluding the effect of these items, orders increased 7.3% to $43.9 million in the second quarter of 1994 from $40.9 million in the second quarter of 1993. Sales efforts in 1994 have resulted in an increasing number of large value orders for machines in the canning industry from the Custom Metrology Division ("CM"). The Precision Measuring Instruments Division ("PMI") had increasing orders, primarily from its European distributors. Backlog at July 2, 1994 increased to $31.6 million compared to $27.5 million at the end of the first quarter of 1994, $26.1 million at year-end 1993, and $25.9 million at the end of the first half-year of 1993.

     Net Sales. Net sales in the second quarter of 1994 were $43.2 million, compared to $40.0 million in the second quarter of 1993. Roch and its affiliate represented $2.3 million of sales during the second quarter of 1994. Approximately $.2 million of second quarter 1993 net sales were attributable to machine tool spare parts and rebuild operations which businesses were sold during the first half of 1993. Foreign currency exchange rate fluctuations caused an increase in net sales in the second quarter of 1994 of $.4 million as compared to the second quarter of 1993. Excluding the effect of these items, second quarter 1994 net sales increased approximately $.7 million from second quarter 1993 sales. A decline in net sales occurred in the Measuring Systems Division ("MS"). MS net sales in the second quarter were 3.1% below the second quarter of 1993. Increasing orders in the U.S. have been for larger value, larger size machines which are not generally included in sales until subsequent quarters due to required lead times. Net sales of PMI and CM products increased from the prior year primarily due to the resolution of the financial difficulties of a German distributor, which had depressed net sales during their reorganization in the prior period.

     Gross Profit. Gross profit margin decreased to 31.9% in the second quarter of 1994 from 33.7% in the second quarter of 1993. The comparative decline resulted principally from effect of a LIFO inventory liquidation benefit of $.5 million recorded in the second quarter of 1993.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense in the second quarter of 1994, at $13.6 million, or 31.6% of net sales, increased from the $12.2 million, or 30.4% of net sales, incurred in the comparable period in 1993. The increase was primarily due to the addition of Roch selling, general and administration costs since acquisition in late March 1994 of about $.6 million and due to the Company's recording of a provision increasing the allowance for uncollectible accounts receivable by approximately $.6 million for collection uncertainties arising from one prior sale to a single customer.

     Operating Profit (Loss). Brown & Sharpe generated an operating profit of $.1 million in the second quarter of 1994. This compared to an operating profit of $1.3 million in the second quarter of 1993. In the United States, operating profit for the second quarter of 1994 totaled $1.4 million as compared to an operating profit of $2.0 million in the second quarter of 1993. Foreign operations generated an operating loss of $1.3 million in the second quarter of 1994 as compared to an operating loss of $.7 million in the second quarter of 1993. The lower operating profit in the United States in the 1994 period as compared to the 1993 period was substantially due to the LIFO inventory liquidation benefit in the 1993 period. The greater operating loss in foreign operations reflected the worsening performance at Brown & Sharpe's German CMM operations and the $.6 million reserve for an account receivable, which was partially offset by improvement at Brown & Sharpe PMI, headquartered in Switzerland.

     Interest Expense. Interest expense totaled $1.4 million in the second quarter of 1994 compared to $1.3 million in the second quarter of 1993. This increase reflects a $6.9 million increase in the average balance of borrowings, primarily in the United States, which was partially offset by lower interest rates.

     Other Income, Net. Other income, net was $130,000 in the second quarter of 1994 compared to $241,000 in the second quarter of 1993.

     Income Tax Provision. The provision for income taxes was $.2 million in the second quarter of 1994 compared to none provided in the second quarter of 1993. This primarily results from tax provisions in countries with profits in 1994 without similar profits in 1993.

     Net Income (Loss). As a result of the foregoing, Brown & Sharpe had a net loss of $1.4 million ($.26 net loss per share) in the second quarter of 1994, compared to net income of $.2 million ($.04 net income per share) in the second quarter of 1993. Brown & Sharpe expects to report a net loss for the third quarter of 1994 primarily resulting from the effect of normally low sales volume due to vacations, shutdowns, etc. in the third quarter.

RESULTS OF OPERATIONS
(Half-Year Ended July 2, 1994 compared to Half-Year Ended June 26, 1993)

     Orders during the first half-year of 1994 totaled $84.7 million compared to $78.1 million for the first half-year of 1993. Roch and its affiliate company which was acquired on March 24, 1994, represented $2.5 million in orders during the first half of 1994. The machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $1.9 million in orders during the first half of 1993, and foreign currency fluctuations had very little impact on the comparable 1994 and 1993 periods. Excluding the effect of these items, orders increased 7.9% to $82.2 million in the first half-year of 1994 from $76.2 million in the first half-year of 1993. Sales efforts have resulted in an increasing number of larger value orders in the U.S. Orders for machines increased in 1994 from the canning industry for CM equipment and PMI had increasing orders, primarily from its European distributors. MS orders were slightly higher in the first half of 1994 than they were in the first half of 1993. Backlog at July 2, 1994 increased to $31.6 million compared to $26.1 million at year-end 1993 and $25.9 million at the end of the first half-year of 1993.

     Net Sales. Net sales in the first half of both 1994 and 1993 were $79.8 million. Roch and its affiliate represented $2.3 million in sales during the first half of 1994. Approximately $1.9 million of first half 1993 net sales were attributable to machine tool spare parts and rebuild operations which businesses were sold during the first half of 1993. Foreign currency exchange rate fluctuations caused an increase in net sales in the first half of 1994 of $.3 million as compared to the first half of 1993. Excluding the effect of these items, first half 1994 net sales declined approximately $.7 million from first half 1993 sales. A decline in net sales occurred in MS. MS net sales in the half-year were 8.6% below the first half of 1993, largely as a result of entering 1993 with a larger backlog than at the beginning of 1994. In 1994, increasing U.S. orders have been received for larger value, larger size machines which are not generally included in sales until subsequent quarters due to required lead times. Net sales of PMI and CM products increased from the prior year primarily due to the resolution of the financial difficulties of a German distributor, which had depressed net sales in the prior period.

     Gross Profit. Gross profit margin decreased to 30.7% in the first half of 1994 from 31.0% in the first half of 1993. The decline resulted in part from a LIFO inventory liquidation benefit of $.5 million recorded in the first half of 1993, which was partially offset by reduced design engineering costs in 1994 in PMI of about $.2 million.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense in the first half of 1994, at $25.9 million or 32.5% of net sales, increased from the $22.9 million, or 28.7% of net sales, incurred in the comparable period in 1993. Nearly all of the increase was due to special items including an extra week of expenses of about $1 million in the first half of 1994 as compared to the first half of 1993, the receipt of litigation settlement proceeds in the first half of 1993 of about $.5 million, the addition of Roch selling, general and administrative costs since acquisition in late March 1994 of about $.6 million, and the recording in the second quarter of 1994 of a provision increasing the allowance for uncollectible accounts receivable by approximately $.6 million for collection uncertainties arising from one prior sale to a single customer.

     Operating Profit (Loss). Brown & Sharpe generated an operating loss of $1.4 million in the first half of 1994. This compared to an operating profit of $1.9 million in the first half of 1993. In the United States, operating profit for the first half of 1994 totaled $1.2 million as compared to an operating profit of $2.8 million in the first half of 1993. Foreign operations generated an operating loss of $2.6 million in the first half of 1994 as compared to an operating loss of $.9 million in the first half of 1993. The lower operating profit in the United States in the 1994 period as compared to the 1993 period was substantially due to the receipt of litigation settlement proceeds and the LIFO inventory liquidation benefit in the 1993 period, as well as an extra week of selling, general and administrative expense in the 1994 period. Brown & Sharpe believes that its normal sales pattern would not generally result in proportionate increases in net sales in a twenty-seven week half year as compared to a twenty-six week half year. The greater operating loss in foreign operations reflected the worsening performance at Brown & Sharpe's German CMM operations and the $.6 million reserve for an account receivable, which was partially offset by improvement at Brown & Sharpe PMI, headquartered in Switzerland.

     Interest Expense. Interest expense totaled $2.7 million in the first half of 1994 compared to $2.5 million in the first half of 1993. This increase reflects a $9.7 million increase in the average balance of borrowings, primarily in the United States, which was partially offset by lower interest rates averaging 4.0% in the first half of 1994 as compared to 4.2% in the first half of 1993.

     Other Income, Net. Other income, net was $178,000 in the first half of 1994 and $2.8 million in the first half of 1993. The 1993 first half included a gain of approximately $2.0 million on the sale of certain small business operations near the end of the first quarter, partially offset by foreign exchange losses.

     Income Tax Provision. The provision for income taxes was $.3 million in the first half of 1994 compared to $.5 million in the first half of 1993. The 1993 provision was offset by deferred tax benefits of $.5 million due to reductions in deferred tax liabilities as a result of losses in certain of Brown & Sharpe's European subsidiaries.

     Net Income (Loss). As a result of the foregoing, Brown & Sharpe had a net loss of $4.2 million ($.83 net loss per share) in the first half of 1994, compared to net income of $1.4 million ($.29 net income per share) in the first half of 1993. Brown & Sharpe expects to report a net loss for the third quarter of 1994 primarily resulting from the effect of normally low sales volume due to vacations, shutdowns, etc. in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, Brown & Sharpe has met its liquidity needs, including capital expenditures, working capital needs and the funding of operating losses, through cash generated from operations, sale proceeds of discontinued businesses, borrowings under secured and unsecured lines of credit and the Foothill Facility, a renewable secured $15 million two-year revolving credit facility entered into in June 1993. Amounts outstanding under the lines of credit are payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by restricted cash balances and other assets. The Foothill Facility provides for borrowings based on a percentage of eligible domestic accounts receivable and finished inventory, is secured by substantially all domestic assets (including the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries), and requires maintenance of a minimum current ratio, a maximum ratio of debt to adjusted net worth, minimum adjusted net worth and minimum working capital. At July 2, 1994, Brown & Sharpe had borrowings of $22.9 million under the lines of credit and $11.4 million borrowed under the Foothill Facility, compared to total availability at that date of $29.2 million under the lines of credit and $15.0 million under the Foothill Facility. At July 2, 1994, Brown & Sharpe was required to maintain an aggregate of $6.1 million in restricted cash balances to support certain of the foreign lines of credit.

     To provide additional liquidity, Brown & Sharpe recently entered into a commitment letter for an $8.5 million, five-year mortgage financing (the "North Kingstown Mortgage") secured by the Company's North Kingstown, Rhode Island facility. The North Kingstown Mortgage bears interest at 8.75% with annual amortization based on a ten-year schedule and the remaining balance is due at maturity. Closing on this financing, expected near the end of August, is subject to completion of a property survey, an environmental survey that already has been completed and accepted, and appropriate loan documentation.

     In conjunction with the planned acquisition of DEA, the Company had filed an S-1 registration statement for a public offering of $75.0 million senior notes (the "Senior Notes"). However, the Company has decided to shift to the New Financing described below, which is expected to have lower aggregate interest changes and other fees than would result with the Senior Notes financing program.

     As part of the New Financing program, the Company has received written commitments from two banks to provide 3 year term loan facilities for a total of $25.0 million. The banks' commitments for the term loans are contingent upon receipt of a full guarantee from Finmeccanica and completion of the DEA transaction. Brown & Sharpe has received a written commitment from Finmeccanica to provide the necessary guarantees to the banks coincident with the completion of the DEA Acquisition. The interest rate is expected to be floating at about 75 basis points over LIBOR or the banks' cost of funds. The Company has also received written assurances from four Italian banks for the continuation of their existing demand lines of credit to DEA totaling $7.5 million. Brown & Sharpe is also negotiating with a number of other foreign banks to provide additional working capital lines of credit for DEA.

     Also, to provide for working capital needs expected after the DEA Acquisition, Brown & Sharpe is negotiating with several financial institutions to enter into a secured revolving credit facility which will provide for borrowings by Brown & Sharpe of up to $25.0 million subject to borrowing base limitations. The Company has received a written commitment from one of the financial institutions. Availability under this revolving credit commitment is subject only to completion of both the DEA Acquisition and appropriate loan documentation. Brown & Sharpe expects that if obtained, such revolving credit facility will be secured by a first priority lien, subject to certain permitted encumbrances, on domestic accounts receivable and inventory, a second position on the North Kingstown facility and certain equipment utilized there, and a portion of the shares of certain of Brown & Sharpe's subsidiaries, will have a term of three years and will bear interest at a floating rate.

     It is anticipated that with the New Financing program, all existing Brown & Sharpe long-term debt totaling $33.8 million and $6.5 million of Italian government subsidized long-term debt acquired in the DEA Acquisition will be retained. The combined Company's long-term debt would be augmented by new long-term debt including $25.0 million from the guaranteed three year term loans and $8.5 million from the North Kingstown Mortgage. The $33.5 million proceeds from these new financings would be utilized to repay certain existing Brown & Sharpe short-term debt and, the U.S. short-term debt acquired in the DEA Acquisition.

     Following the expected completion of the DEA Acquisition and the New Financing arrangements, management believes that the availability of borrowings, together with cash flow from current levels of operations and anticipated cost savings from the integration of DEA, Roch and Mauser, will be sufficient to meet operational cash requirements (including one-time costs in integrating Roch, Mauser and DEA), working capital requirements and planned capital expenditures well into 1997. However, failure to achieve anticipated cost savings from the integration of DEA, Roch and Mauser, or unexpected delays in or costs related to the integration, could have a material adverse affect on Brown & Sharpe's liquidity.

     Cash Flow. In the first half of 1994, operations used cash of $.7 million; the net loss of $4.2 million was offset by accounts receivable collections from typically higher sales near the end of the preceding fourth quarter.

     In the first half of 1994, investment transactions used cash of $1.6 million, of which capital expenditures were $1.4 million, whereas, investment transactions provided cash of $3.8 million in the first half of 1993 with proceeds from the sale of the spares and rebuild operations of $8.7 million being partially offset by capital expenditures of $2.0 million amongst other transactions.

     Cash provided from financing transactions was $3.0 million in the first half of 1994 compared to cash used of $1.5 million in the first half of 1993.

     Working Capital. Working capital was $43.3 million at the end of the first half of 1994 compared to $46.0 million at the end of 1993. This change resulted largely from the timing of sales during the respective periods with higher sales in December of 1993 resulting in higher accounts receivable. Inventories increased to $59.8 million at July 2, 1994, an increase of $5.8 million from the end of 1993 which did not require a substantial use of cash because it primarily resulted from Brown & Sharpe's purchase of Roch and Mauser in the first quarter of 1994 using Brown & Sharpe Shares of Class A Common Stock. Also, debt increased at July 2, 1994 as compared to December 25, 1993 due to debt of Roch existing at its acquisition date, increased borrowing and foreign currency exchange rate changes.

     Capital Expenditures. Brown & Sharpe's capital expenditures were approximately $1.4 million in the first half of 1994 compared to $1.8 million in the first half of 1993. In addition, capital spending to construct a new building at its German facility, substantially completed in 1992, amounted to approximately $.2 million in the first half of 1993.

     After the expected completion of the DEA Acquisition, total capital expenditures for the combined Company are expected to increase. DEA capital expenditures totaled $.6 million in the first half of 1994 compared to $1.2 million in the first half of 1993. Management estimates that annual capital expenditures of approximately $6.0 to $8.0 million are required to tool new products, improve product and service quality, expand the distribution network, and support the operations of the combined Company. Planned capital expenditures in 1994 and 1995 will include an aggregate of approximately $2.1 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

     Acquisitions and Divestitures. There were no divestitures in 1994, and Roch and its affiliate, Mauser, were acquired in late March 1994. Proceeds from the sale of the machine tool parts and rebuild operations during the first half of 1993 provided $8.7 million of cash.

     As announced in June, 1994, Brown & Sharpe has entered into an Acquisition Agreement (the "Acquisition Agreement") with Finmeccanica S.p.A. dated as of June 10, 1994 for the purchase by Brown & Sharpe of Finmeccanica's DEA Group of metrology companies and business units. DEA headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems with 1993 worldwide sales of about $110 million. The Acquisition Agreement provides that Brown & Sharpe would issue 3,450,000 shares of Brown & Sharpe Class A Common Stock to Finmeccanica and that DEA would have an estimated $13.8 million debt at the Closing. The purchase price is subject to a post-closing adjustment under certain circumstances as provided in the Acquisition Agreement. In connection with the Closing of the DEA Acquisition, Brown & Sharpe and Finmeccanica will enter into a Shareholders Agreement providing among other things for a limitation on Finmeccanica's percentage ownership of Brown & Sharpe common stock, a Finmeccanica preemptive right to elect to acquire a portion of future issuances of stock by Brown & Sharpe in order to maintain its percentage ownership of Brown & Sharpe on a fully diluted basis (as defined) until December 31, 1998 (or earlier upon the happening of certain specified events), and a requirement that Finmeccanica not transfer the acquired Brown & Sharpe shares to any person other than Brown & Sharpe for a specified period and affording Brown & Sharpe certain rights of refusal with respect thereto for a further specified period. The Acquisition Agreement also provides that Brown & Sharpe's Board of Directors will be increased from seven to ten and that Finmeccanica would have three representatives on the Brown & Sharpe Board.

     The obligations of Brown & Sharpe and Finmeccanica to effect the DEA Acquisition transaction are subject to various closing conditions specified in the Acquisition Agreement, including approval by Brown & Sharpe's shareholders, completion by Brown & Sharpe of arrangements to raise necessary funding on terms deemed appropriate by Brown & Sharpe, and the approval of all governmental authorities that are necessary. The waiting period with respect to the DEA Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act expired in early August, 1994, after refilings by the parties in July 1994. It is expected that Brown & Sharpe will shortly call a Special Meeting of Shareholders to be held in September, 1994 to take action on the DEA Acquisition. In the meantime, arrangements to provide for the New Financing program described above are under way. However, there can be no assurance that the financing condition or other closing conditions under the Acquisition Agreement will be satisfied.

PART II.   OTHER INFORMATION
           -----------------

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Company's 1994 Annual Meeting of Stockholders was held on Friday, April 29, 1994. The stockholders voted to (1) fix the number of directors at seven and to elect two members of the Board of Directors to serve for the ensuing year; and (2) ratify the appointment of Coopers & Lybrand as the Company's independent accountants for the year 1994.

     The tabulation of votes for the nominees for directors were as follows:

                                                 For           Withheld
                                                 ---           --------

     Fred M. Stuber (Class A only)            3,527,675         27,857
     Paul R. Tregurtha (Class A and B)        6,747,864        131,666

     The vote on the appointment of the Company's independent accountants was 6,809,803 for; 26,785 against; with 42,940 abstaining.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  A. See Exhibit Index annexed.

  B. Reports on Form 8-K were filed during the quarter ended July 2, 1994.

       On May 13, 1994, Brown & Sharpe filed a Current Report on Form 8-K under
     Item 2 reporting the Acquisition of Ets. Pierre Roch S.A. (Roch) and its affiliate, Mauser Prazisions - Messmittel GmbH (Mauser).

       On June 9, 1994, Brown & Sharpe filed a Form 8-K/A Amendment to Current Report on the May 13, 1994 Form 8-K updating Item 2 and including Item 7, financial statements of Roch and Mauser for 1991 through 1994.

       Brown & Sharpe filed a Current Report on Form 8-K under Item 5 dated June 24, 1994 reporting: the signing of an Acquisition Agreement between the Company and Finmeccanica; the form of a Shareholders' Agreement to be entered into in conjunction with this Acquisition Agreement; an Amendment to the Company's Rights Agreement; and non-financial portions of the Company's Registration Statement on Form S-1 filed on June 27, 1994.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ Charles A. Junkunc
                                     ------------------------------------------
                                     Charles A. Junkunc
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

August 16, 1994

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

                                 EXHIBIT INDEX
                                 -------------

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

10.1 Definitive Acquisition Agreement providing for the combination of the DEA metrology business of Finmeccanica (the "DEA Group") with the Brown & Sharpe Measuring Systems Division dated as of June 10, 1994 between Brown & Sharpe Manufacturing Company and Finmeccanica S.p.A, was filed as
      Exhibit 1 to Form 8-K dated June 24, 1994, and is incorporated herein by reference.

10.2 Amendment No. 3 dated June 16, 1994 to Rights Agreement, dated March 9, 1988 between the Company and the First National Bank of Boston, as Rights Agent, was filed as Exhibit 3 to Form 8-K dated June 24, 1994, and is incorporated herein by reference.

11. Computation of Per Share Data for the twenty-seven week period ended July 2, 1994 and the twenty-six week period ended June 26, 1993.