Form 10-Q/A
period 1994-07-02
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1994-09-07
CIK 14637

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-Q/A

                         AMENDMENT NO. 1 TO FORM 10-Q

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



     The registrant hereby amends Form 10-Q (Date of Report: August 15, 1994) to read in their respective entireties hereto.

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

                                             For the Half Year Ended
                                             ------------------------
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


          Cash                             $1,408,000
          Accounts receivable               2,647,000
          Inventory                         3,398,000
          Machinery and equipment             726,000
          Other assets                        267,000
          Accounts payable and accruals     3,988,000
          Short-term debt                   1,511,000
          Long-term debt                    1,250,000
          Pensions                            516,000
                                           ----------
                                           $1,181,000
                                           ==========

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

8. On June 27, 1994, Brown & Sharpe Manufacturing Company ("Brown & Sharpe" or the "Company") and Finmeccanica S.p.A. ("Finmeccanica") announced that they have signed a definitive Acquisition Agreement providing for the combination of the DEA metrology business of Finmeccanica (the "DEA Group") with the Brown & Sharpe Measuring Systems Division. The DEA Group, headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems ("CMM's") with 1993 worldwide sales and operating profit of approximately $112 million and $5.5 million, respectively. The transaction will expand the Company's combined business line of CMM products, strengthen its CMM distribution capability worldwide, augment its R&D capability, and provide for other benefits.

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

     In connection with this transaction, Brown & Sharpe and Finmeccanica will enter into a Shareholders Agreement that, among other things, provides that Finmeccanica will not sell its shares of Brown & Sharpe stock to any person other than Brown & Sharpe for a specified period and to afford Brown & Sharpe certain rights of first refusal with respect thereto for a further specified period. In addition, Finmeccanica is prohibited from acquiring any additional Brown & Sharpe shares until December 31, 1998 (or earlier under certain circumstances) other than to maintain its percentage of ownership of the outstanding capital stock of Brown & Sharpe at approximately 40%. With respect to governance, Brown & Sharpe has agreed to increase the total number of directors from seven to ten and nominate three persons selected by Finmeccanica so long as Finmeccanica owns at least 1,250,000 shares of the Company's stock.

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

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

Part I - Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ---------------   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ------------------------------------------------


     The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and half years ended July 2, 1994 and June 26, 1993:

                               Quarter Ended     Half-Year Ended
                               -------------     ---------------
                             July 2    June 26   July 2   June 26
                              1994      1993      1994     1993
                             -------   -------   -------  -------

Net sales                     100.0%    100.0%    100.0%    100.0%
Cost of goods sold             68.1      66.3      69.3      69.0
Selling, general and
 administrative expense        31.6      30.4      32.5      28.7
                              -----      ----     -----      ----
Operating profit (loss)          .3       3.3      (1.8)      2.3
Interest expense                3.3       3.3       3.3       3.1
Other income, net                .3        .5        .2       2.6
                              -----      ----     -----      ----
Income (loss) before
 income taxes                  (2.7)       .5      (4.9)      1.8
Income tax provision
 (benefit)                       .5        --        .4        --
                              -----      ----     -----      ----
Net income (loss)              (3.2)       .5      (5.3)      1.8
                              =====      ====     =====      ====

RESULTS OF OPERATIONS
(Quarter Ended July 2, 1994 compared to Quarter Ended June 26, 1993)

     Orders during the second quarter of 1994 totaled $46.8 million compared to $41.1 million for the second quarter of 1993. Roch and its affiliate company, which was acquired on March 24, 1994, represented $2.5 million in orders during the second quarter of 1994. The machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $.2 million in orders during the second quarter of 1993, and foreign currency fluctuations caused a $.4 million increase in second quarter 1994 orders compared to second quarter 1993. Excluding the effect of these items, orders increased 7.3% to $43.9 million in the second quarter of 1994 from $40.9 million in the second quarter of 1993. Sales efforts have resulted in an increasing number of large value orders in the U.S. Orders for machines increased in 1994 from the canning industry for Custom Metrology Division ("CM") equipment the Precision Measuring Instruments Division ("PMI") had increasing orders, primarily from its European distributors. Backlog at July 2, 1994 increased to $31.6 million compared to $27.5 million at the end of the first quarter of 1994, $26.1 million at year-end 1993, and $25.9 million at the end of the first half-year of 1993.

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

     Operating Profit (Loss). Brown & Sharpe generated an operating profit of $.1 million in the second quarter of 1994. This compared to an operating profit of $1.3 million in the second quarter of 1993. In the United States, operating profit for the second quarter of 1994 totaled $1.4 million as compared to an operating profit of $2.0 million in the second quarter of 1993. Foreign operations generated an operating loss of $1.3 million in the second quarter of 1994 as compared to an operating loss of $.7 million in the second quarter of 1993. The lower operating profit in the United States in the 1994 period as compared to the 1993 period was substantially due to the LIFO inventory liquidation benefit in the 1993 period. The greater operating loss in foreign operations was the result of a combination of factors at Brown & Sharpe's German CMM operations, including the $.6 million reserve for an account receivable, lower shipments, lower overhead absorption because of reduced production and a shift in the mix of products shipped. The larger German loss was partially offset by improvement at Brown & Sharpe PMI, headquartered in Switzerland.

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

     Net Income (Loss). As a result of the foregoing, Brown & Sharpe had a net loss of $1.4 million ($.26 net loss per share) in the second quarter of 1994, compared to net income of $.2 million ($.04 net income per share) in the second quarter of 1993. Brown & Sharpe expects to report a net loss for the third quarter of 1994 primarily resulting from the effect of normally low sales volume due to vacations, shutdowns, etc. in the third quarter. Upon the expected consummation of the DEA Acquisition, the expected net loss in the third quarter would be increased by certain restructuring accruals associated with the integration of the DEA business.

RESULTS OF OPERATIONS
(Half-Year Ended July 2, 1994 compared to Half-Year Ended June 26, 1993)

     Orders during the first half-year of 1994 totaled $84.7 million compared to $78.1 million for the first half-year of 1993. Roch and its affiliate company which was acquired on March 24, 1994, represented $2.5 million in orders during the first half of 1994. The machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $1.9 million in orders during the first half of 1993, and foreign currency fluctuations had very little impact on the comparable 1994 and 1993 periods. Excluding the effect of these items, orders increased 7.9% to $82.2 million in the first half-year of 1994 from $76.2 million in the first half-year of 1993. Sales efforts have resulted in an increasing number of larger value orders in the U.S. Orders for machines increased in 1994 from the canning industry for CM equipment and PMI had increasing orders primarily from its European distributors. MS orders were slightly higher in the first half of 1994 than in the first half of 1993. Backlog at July 2, 1994 increased to $31.6 million compared to $26.1 million at year-end 1993 and $25.9 million at the end of the first half-year of 1993.

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

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense in the first half of 1994, at $25.9 million or 32.5% of net sales, increased from the $22.9 million, or 28.7% of net sales, incurred in the comparable period in 1993. Nearly all of the increase was due to special items including an extra week of expenses of about $1 million in the first half of 1994 as compared to the first half of 1993, the receipt of litigation settlement proceeds in the first half of 1993 of about $.5 million, the addition of Roch selling, general and administrative costs since acquisition in late March 1994 of about $.6 million and the recording in the second quarter of 1994 of a provision increasing the allowance for uncollectible accounts receivable by approximately $.6 million for collection uncertainties arising from one prior sale to a single customer.

     Operating Profit (Loss). Brown & Sharpe generated an operating loss of $1.4 million in the first half of 1994. This compared to an operating profit of $1.9 million in the first half of 1993. In the United States, operating profit for the first half of 1994 totaled $1.2 million as compared to an operating profit of $2.8 million in the first half of 1993. Foreign operations generated an operating loss of $2.6 million in the first half of 1994 as compared to an operating loss of $.9 million in the first half of 1993. The lower operating profit in the United States in the 1994 period as compared to the 1993 period was substantially due to the receipt of litigation settlement proceeds and the LIFO inventory liquidation benefit in the 1993 period, as well as an extra week of selling, general and administrative expense in the 1994 period. Brown & Sharpe believes that its normal sales pattern would not generally result in proportionate increases in net sales in a twenty-seven week half year as compared to a twenty-six week half year. The greater operating loss in foreign operations was the result of a combination of factors at Brown & Sharpe's German CMM operations, including the $.6 million reserve for an account receivable, lower shipments, lower overhead absorption because of reduced production and a shift in the mix of products shipped. The larger German loss was partially offset by improvement at Brown & Sharpe PMI, headquartered in Switzerland.

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

     Brown & Sharpe expects to report a net loss for the third quarter of 1994 primarily resulting from the effect of normally low sales volume due to vacations, shutdowns, etc. in the third quarter. Upon the expected consummation of the DEA Acquisition, the expected net loss in the third quarter would be increased by certain restructuring accruals associated with the integration of the DEA business.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, Brown & Sharpe has met its liquidity needs, including capital expenditures, working capital needs and the funding of operating losses, through cash generated from operations, sale proceeds of discontinued businesses, borrowings under secured and unsecured lines of credit and a renewable secured $15.0 million two-year revolving credit facility entered into in June 1993 (the "Foothill Facility"). Amounts outstanding under the lines of credit are payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by restricted cash balances and other assets. The Foothill Facility provides for borrowings based on a percentage of eligible domestic accounts receivable and finished inventory, is secured by substantially all domestic assets (including the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries), and requires maintenance of a minimum current ratio, a maximum ratio of debt to adjusted net worth, minimum adjusted net worth and minimum working capital. At July 2, 1994, Brown & Sharpe had borrowings of $25.4 million under the lines of credit including $2.0 million of overdraft borrowings netted against cash deposits in determining availability under lines of credit and $11.4 million borrowed under the Foothill Facility, compared to total lines of credit at that date of $29.2 million and the $15.0 million Foothill Facility. At July 2, 1994, Brown & Sharpe was required to maintain an aggregate of $6.1 million in restricted cash balances to support certain of the foreign lines of credit. The Three-Year Guaranteed Term Loans and the Revolving Credit Facility, each of which is conditioned on the DEA Acquisition, will result in substantially improved liquidity of the Combined Company as compared to Brown & Sharpe.

     To provide additional liquidity, pending the DEA Acquisition and the balance of the New Financing, Brown & Sharpe recently entered into a commitment letter for an $8.5 million, five-year North Kingstown mortgage, secured by Brown & Sharpe's North Kingstown, Rhode Island facility. The North

Kingstown Mortgage bears interest at 8.75% with annual amortization based on a ten-year schedule and the remaining balance is due at maturity. Closing on this financing, expected near the end of August, is subject to completion of a property survey, an environmental survey that already has been completed and accepted, and appropriate loan documentation.

     In conjunction with the planned acquisition of DEA, the Company had filed an S-1 Registration Statement for a public offering of $75.0 million Senior Notes (the "Senior Notes"). However, the Company has decided to shift to the New Financing described below, which is expected to have lower aggregate interest changes and other fees than would the Senior Notes.

     As part of the New Financing, the Company has received written commitments from two banks to provide $25.0 million of Three-Year Guaranteed Term Loans.
The banks' commitments for the term loans are contingent upon receipt of a full guarantee from Finmeccanica and completion of the DEA Acquisition. The interest rate is expected to be floating at approximately 75 basis points over LIBOR or the banks' cost of funds. The Company has also received written assurances from five Italian banks for the continuation of their existing demand lines of credit to DEA totaling $10.0 million. Brown & Sharpe is also negotiating with a number of other foreign banks to provide additional working capital lines of credit for DEA.

     Also, to provide for working capital needs expected after the DEA Acquisition, Brown & Sharpe is negotiating with several financial institutions to enter into a secured Revolving Credit Facility which will provide for borrowings by Brown & Sharpe of up to $25.0 million, subject to borrowing base limitations. The Company has received a written commitment from one of the financial institutions. Availability under the Revolving Credit Facility commitment is subject to completion of the DEA Acquisition, the Three-Year Guaranteed Term Loans and appropriate loan documentation. Brown & Sharpe expects that if obtained, the Revolving Credit Facility will be secured by a first priority lien, subject to certain permitted encumbrances, on domestic accounts receivable and inventory, a second position on the North Kingstown facility and certain equipment utilized there, and a portion of the shares of certain of Brown & Sharpe's subsidiaries, will have a term of three years and will bear interest at a floating rate.

     It is anticipated that with the New Financing, all existing Brown & Sharpe long-term debt (including current maturities of long-term debt) of $35.6 million and $6.5 million of Italian government subsidized long-term debt acquired in the DEA Acquisition will be retained. The Combined Company's long-term debt will be increased by new long-term debt including $25.0 million from the guaranteed Three-Year Term Loans and $8.5 million from the North Kingstown Mortgage. The $31.5 million net proceeds (after guarantee fees, professional fees and other expenses) from these new financings would be utilized to repay certain existing Brown & Sharpe short-term debt and, the U.S. short-term debt acquired in the DEA Acquisition. Additionally, the Combined Company will expend $1.3 million for costs, primarily for professional fees, associated with the DEA Acquisition.

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

     As announced in June, 1994, Brown & Sharpe has entered into an Acquisition Agreement (the "Acquisition Agreement") with Finmeccanica S.p.A. dated as of June 10, 1994 for the purchase by Brown & Sharpe of Finmeccanica's DEA Group of metrology companies and business units. DEA, headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems with 1993 worldwide sales of about $112.4 million. The Acquisition Agreement provides that Brown & Sharpe would issue 3,450,000 shares of Brown & Sharpe Class A Common Stock to Finmeccanica and that DEA would have an estimated $13.8 million debt at the Closing. The purchase price is subject to a post-closing adjustment under certain circumstances as provided in the Acquisition Agreement. In connection with the Closing of the DEA Acquisition, Brown & Sharpe and Finmeccanica will enter into a Shareholders Agreement providing among other things for a limitation on Finmeccanica's percentage ownership of Brown & Sharpe common stock, a Finmeccanica preemptive right to elect to acquire a portion of future issuances of stock by Brown & Sharpe in order to maintain its percentage ownership of Brown & Sharpe on a fully diluted basis (as defined) until December 31, 1998 (or earlier upon the happening of certain specified events), and a requirement that Finmeccanica not transfer the acquired Brown & Sharpe shares to any person other than Brown & Sharpe for a specified period and affording Brown & Sharpe certain rights of refusal with respect thereto for a further specified period. The Acquisition Agreement also provides that Brown & Sharpe's Board of Directors will be increased from seven to ten and that Finmeccanica would have three representatives on the Brown & Sharpe Board.

     The obligations of Brown & Sharpe and Finmeccanica to effect the DEA Acquisition transaction are subject to various closing conditions specified in the Acquisition Agreement, including approval by Brown & Sharpe's shareholders, completion by Brown & Sharpe of arrangements to raise necessary funding on terms deemed appropriate by Brown & Sharpe, and the approval of all governmental authorities that are necessary. The waiting period with respect to the DEA Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act expired in early August, 1994, after refilings by the parties in July 1994. Brown & Sharpe has called a Special Meeting of Shareholders to be held September 28, 1994 to take action on the DEA Acquisition. In the meantime, arrangements to provide for the New Financing program described above are under way. However, there can be no assurance that the financing condition or other closing conditions under the Acquisition Agreement will be satisfied.

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

       Brown & Sharpe filed a Current Report on Form 8-K under Item 5 dated June 24, 1994 reporting: the signing of an Acquisition Agreement between the Company and Finmeccanica; the form of a Shareholders' Agreement to be entered into in conjunction with this Acquisition Agreement; an Amendment to the Company's Rights Agreement; and portions of the Company's Registration Statement on Form S-1 filed on June 27, 1994.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ John M. Lochner
                                     -------------------
                                     John M. Lochner
                                     Corporate Controller
                                     (Principal Accounting Officer)

September 1, 1994

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

                                 EXHIBIT INDEX
                                 -------------

3.1 By-Laws of Brown & Sharpe Manufacturing Company, as amended through July 29, 1994.

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

10.1 Definitive Acquisition Agreement providing for the combination of the DEA metrology business of Finmeccanica (the "DEA Group") with the Brown & Sharpe Measuring Systems Division dated as of June 10, 1994 between Brown & Sharpe Manufacturing Company and Finmeccanica S.p.A., was filed as Exhibit 1 to Form 8-K dated June 24, 1994, and is incorporated herein by reference.

10.1.1   Amendment No. 1 dated July 31, 1994, to Acquisition Agreement, filed as
         Exhibit 10.1, amending certain debt provisions of the agreement.

10.2 Amendment No. 3 dated June 16, 1994 to Rights Agreement, dated March 9, 1988 between the Company and the First National Bank of Boston, as Rights Agent, was filed as Exhibit 3 to Form 8-K dated June 24, 1994, and is incorporated herein by reference.

11. Computation of Per Share Data for the twenty-seven week period ended July 2, 1994 and the twenty-six week period ended June 26, 1993.