Form 10-Q
period 1994-10-01
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1994-11-15
CIK 14637

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For Quarter Ended  October 1, 1994
                   ---------------

Commission file number  1-5881
                        ------



                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                          050113140
         --------                                          ---------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


   Precision Park, 200 Frenchtown Road, North Kingstown, Rhode Island  02852
   -------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 8,109,690 Class A common shares, 539,725 Class B common shares, par value $1, outstanding as of October 1, 1994.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    ---------------------------------------
            (Dollars in Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                 For the Quarter Ended            For the Nine Months Ended
                                 ---------------------            -------------------------
                             Oct. 1, 1994    Sept. 25, 1993     Oct. 1, 1994    Sept. 25, 1993
                             -------------   --------------     -------------   --------------
Net sales                       $39,641         $32,935           $119,452        $112,696
Cost of goods sold               28,610          24,531             83,947          79,500
Selling, general and
 administrative expense          12,978          11,629             38,849          34,552
Restructuring charges             1,000              --              1,000              --
                                -------         -------           --------        --------
  Operating (loss)               (2,947)         (3,225)            (4,344)         (1,356)

Interest expense                 (1,736)         (1,322)            (4,459)         (3,783)
Other income, net                   268             277                446           2,312
                                -------         -------           --------        --------
  (Loss) before
   income taxes                  (4,415)         (4,270)            (8,357)         (2,827)
Income tax provision                200              --                500              --
                                -------         -------           --------        --------
  Net (loss)                    $(4,615)        $(4,270)          $ (8,857)       $ (2,827)
                                =======         =======           ========        ========
Primary and fully diluted
 (loss) per common share          $(.86)          $(.86)            $(1.71)          $(.57)
                                =======         =======           ========        ========
Weighted average shares
 outstanding during
 the period                   5,350,140       4,971,148          5,192,982       4,968,978
                              =========       =========          =========       =========

The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                               Oct. 1, 1994   December 25,1993
                                               -------------  -----------------
ASSETS                                          (Unaudited)
Current Assets:
 Cash and cash equivalents                         $ 21,866           $  2,094
 Restricted cash                                      6,191              6,078
 Accounts receivable, net of allowances for
  doubtful accounts of $4,075 and $1,320             83,770             44,525
 Inventories                                         95,243             53,963
 Prepaid expenses and other current assets           10,338              3,031
                                                   --------           --------
   Total current assets                             217,408            109,691
Property, plant and equipment:
 Land                                                 6,868              6,398
 Buildings and improvements                          34,770             32,315
 Machinery and equipment                             88,533             77,053
                                                   --------           --------
                                                    130,171            115,766
   Less-accumulated depreciation                     84,290             72,212
                                                   --------           --------
                                                     45,881             43,554
Other assets                                         13,589             12,626
                                                   --------           --------
                                                   $276,878           $165,871
                                                   ========           ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current installments of
  long-term debt                                   $ 28,918           $ 31,804
 Accounts payable                                    27,593             12,716
 Accrued expenses and income taxes                   49,375             19,146
                                                   --------           --------
  Total current liabilities                         105,886             63,666
Long-term debt                                       73,878             32,696
Deferred income taxes                                 1,962              1,763
Unfunded accrued pension cost                         4,972              4,226
Termination indemnities                               7,960                 --
Shareowners' Equity:
 Preferred stock, $1 par value; authorized
  1,000,000 shares                                                          --
 Common stock:
  Class A, par value $1; authorized
   15,000,000 shares; issued 8,117,182 shares
   in 1994 and 4,431,890 shares in 1993               8,117              4,432
  Class B, par value $1; authorized
   2,000,000 shares; issued and outstanding
   539,725 shares in 1994 and 547,604 shares
   in 1993                                              540                548
 Additional paid in capital                          66,851             45,710
 Retained earnings (accumulated deficit)             (4,480)             4,377
 Cumulative foreign currency translation
  adjustment                                         11,970              9,394
 Treasury stock:  7,492 shares in 1994 and
  8,076 in 1993 at cost                                (163)              (163)
 Unearned compensation                                 (615)              (778)
                                                   --------           --------
   Total shareowners' equity                         82,220             63,520
                                                   --------           --------
                                                   $276,878           $165,871
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

                                                   For the Nine Months Ended
                                                   -------------------------
                                                 Oct. 1, 1994   Sept. 25, 1993
                                                 -------------  ---------------
Cash Provided by (Used in) Operations:
Net income (loss)                                    $ (8,857)         $(2,827)
Adjustment for Noncash Items:
 Depreciation and amortization                          4,223            4,673
 Pension credits and charges                              336              225
 Deferred income taxes                                    100             (500)
 Gain on sale of operations                                --           (2,182)
Changes in Working Capital:
 Accounts receivable                                    8,410           (3,470)
 Inventories                                            1,176             (903)
 Prepaid expenses and other current assets               (751)          (1,013)
 Accounts payable and accrued expenses                 (2,658)           3,409
                                                     --------          -------
  Cash Provided by (Used in) Operations                 1,979           (2,588)
                                                     --------          -------
Investment Transactions:
 Capital expenditures                                  (2,031)          (2,796)
 Proceeds from sale of operations                          --            8,700
 Cash equivalent pledged                                  113           (6,000)
 Other investing activities                            (1,326)            (768)
                                                     --------          -------
  Cash Provided by (Used in) Investment
   Transactions                                        (3,244)            (864)
                                                     --------          -------

Financing Transactions:
 Increase in long-term and short-term debt             37,301            1,506
 Payment of long-term and short-term debt             (17,457)          (1,020)
 Other financing activities                             2,444               --
                                                     --------          -------
  Cash Provided by (Used in) Financing
   Transactions                                        22,288              486
                                                     --------          -------
Effect of Exchange Rate Changes on Cash                (1,251)            (170)
                                                     --------          -------
Cash and Cash Equivalents:
 Increase (decrease) during the period                 19,772           (3,136)
 Beginning balance                                      2,094            4,640
                                                     --------          -------
 Ending balance                                      $ 21,866          $ 1,504
                                                     ========          =======
Supplementary Cash Flow Information:
 Interest paid                                       $  3,347          $ 2,819
                                                     ========          =======

 Taxes paid                                          $    889          $ 1,027
                                                     ========          =======

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

2. The Company operates and reports with its accounting year ending on the last Saturday of the calendar year. Thus, most years encompass 52 weeks with an occasional year encompassing 53 weeks. This results in most accounting quarters of 13 weeks with one quarter in the 53 week year including 14 weeks. The year 1994 will include 53 weeks and the first quarter and first nine months of 1994 include 14 weeks and 40 weeks, respectively. This compares to 1993 having 13 weeks in each quarter and 52 weeks in the year.

3. During the first quarter of 1994, the Company changed its method of accounting from the completed contract method to the percentage-of-completion accounting method for its large machinery construction contracts for its European operations. This conforms the worldwide accounting to the U.S. reporting percentage-of-completion basis. Management believes that this method more appropriately reports revenue and costs in related accounting periods rather than recognizing substantially all revenue and cost at the time of shipment. Information with respect to the quarter and nine months ended September 25, 1993 and the year ended December 25, 1993 has been restated to reflect this change in accounting. The effect of this restatement was to increase retained earnings at December 25, 1993 by $294. Net income for the third quarter of 1994 was increased by $154 ($.03 per share) and for the first nine months of 1994 was reduced by $255 ($.05 per share), respectively, and net income in the third quarter and first nine months of 1993 was decreased by $328 ($.07 per share) and reduced by $484 ($.10 per share), respectively.

4. Income taxes include provisions for federal, foreign and state income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first nine months of 1994 is $500. The tax provision for the first nine months of 1993 was $0 reflecting a $500 benefit derived from reductions in deferred tax liabilities.

5. Earnings (loss) per share is based upon the weighted average number of common shares outstanding for the periods presented since inclusion of common stock equivalents would be antidilutive. Fully diluted earnings per share are not materially different.

6. Brown & Sharpe Manufacturing Company, together with its subsidiary Brown & Sharpe International Capital Corporation, acquired on September 28, 1994, the stock of DEA S.p.A., an Italian corporation and its related metrology business, from Finmeccanica S.p.A., an Italian corporation. The business of DEA S.p.A. and its subsidiaries ("DEA") is headquartered in Turin, Italy. The acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated balance sheet at October 1, 1994 includes the assets and liabilities of DEA S.p.A. and its subsidiaries. The Company's consolidated statement of net income (loss) and cash flow will include the results of operation of DEA S.p.A. and its subsidiaries commencing October 2, 1994.

     The purchase price paid by Brown & Sharpe was the delivery to Finmeccanica S.p.A. at the Closing of 3,450,000 shares of Class A Common Stock of Brown & Sharpe. In addition, the DEA Acquisition Agreement provides for a post-closing purchase price adjustment pursuant to which additional shares of Class A Common Stock of Brown & Sharpe may, under the specified circumstances, be required to be delivered to Finmeccanica S.p.A. The purchase price was determined through negotiation by the parties. The terms of the post-closing purchase price adjustment provisions are based on a comparison of adjusted net asset value (as defined in the DEA Acquisition Agreement) of DEA as of June 30, 1993 and adjusted net asset value of DEA as of the Pricing Date (as defined and calculated in accordance with a formula in the DEA Acquisition Agreement) and after taking into account the reduction of net assets as of the Pricing Date by virtue of the non-recourse factoring of a mutually agreed amount of receivables of DEA prior to the Pricing Date (and after reflecting an additional adjustment relating to any difference between the estimated Pricing Date amount of indebtedness of DEA to be discharged by Finmeccanica and the actual amount, as finally determined, of such indebtedness as of the Pricing Date). If the post-closing adjustment indicates an increase or a decrease in the purchase price, then either the Company will issue to Finmeccanica an additional number of shares of Class A Common Stock with a value equal to such positive difference or Finmeccanica will make a cash payment to the Company, equal to such negative difference. However, if such positive or negative difference is less than $500,000, no adjustment will be made. The amount of any purchase price adjustment will be conclusively determined, subsequent to the closing date of the DEA Acquisition, based upon the specified calculations and the audited combined balance sheet as of the Pricing Date of DEA and its subsidiaries as determined under the procedures set forth in the DEA Acquisition Agreement. The DEA Acquisition Agreement also provided that prior to the closing Finmeccanica was required to assume or discharge all indebtedness for borrowed money of DEA other than an amount of indebtedness net of cash in excess of L0.8 billion, to remain outstanding on the closing, which amount is determined as of July 31, 1994 (the "Pricing Date") pursuant to a formula in the DEA Acquisition Agreement. Approximately $13.9 million aggregate principal amount of DEA indebtedness remained outstanding at the closing. Subsequently, $7.7 million representing the short-term portion of the borrowing was repaid.

     The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on an estimate of their fair values at the date of acquisition. The book value of the net assets exceeded the purchase price before allocation by approximately $28,500 ($344 after purchase price accounting adjustments). The estimated fair values of assets and liabilities after allocation are summarized as follows:

          Cash                             $ 3,040
          Accounts receivable               43,710
          Inventory                         33,964
          Other current                      5,830
          Accounts payable and accruals     41,828
          Short-term debt                    7,710
          Long-term debt                     6,190
          Other non-current                  7,960
                                           -------
                                           $22,856
                                           =======

     The Company's unaudited combined results of operations for the nine months ended October 1, 1994 and the year ended December 25, 1993 on a pro forma basis assuming the acquisition of DEA and Roch (which was acquired in late March 1994) occurred at the beginning of 1994 and 1993, respectively are as follows:

                                                                    First
                                                                 Nine Months     Year
                                                                     1994        1993
                                                                     ----        ----
     Net sales                                                      $187,299   $279,742
     Net income (loss)                                              $ (5,963)  $  8,924
     Primary and fully diluted income (loss) per common share       $  (1.14)  $   1.08

7. In conjunction with the DEA acquisition, Brown & Sharpe completed new long-term and short-term financing arrangements including: closing on a $8.5 million, 5 year term - 10 year amortization, mortgage secured by Brown & Sharpe's facility in North Kingstown, Rhode Island; obtaining $25 million of three-year term loans with $6.7 million borrowed from San Paolo Bank and $18.3 million borrowed from Banca Commerciale Italiana, both loans having interest as periodically selected by Brown & Sharpe at the rate of libor plus 0.6% or prime for each of the banks, and both of which loans are guaranteed by Finmeccanica S.p.A.; and restructured the Foothill Capital Corporation $15 million secured revolving credit facility, increasing it to $25 million with a termination date of September 30, 1997 and providing for the pledge of additional collateral, namely 65% of the shares of stock of DEA and also the accounts receivables, inventories and certain other assets of the United States subsidiary of DEA S.p.A.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

Part I - Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ------------------------------------------------

     Brown & Sharpe Manufacturing Company acquired the Roch and DEA metrology businesses on March 24, 1994 and September 28, 1994, respectively. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the consolidated statements of income (loss) and cash flow include the results of their operations subsequent to April 2, 1994 and October 1, 1994, respectively, and the ending consolidated balance sheet includes their assets and liabilities.

     The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and nine months ended October 1, 1994 and September 25, 1993:

                                Quarter Ended             Nine Months Ended
                                -------------             -----------------
                             Oct. 1       Sept. 25      Oct. 1       Sept. 25
                              1994           1993        1994          1993
                              ----           ----        ----          ----
Net sales                     100.0%        100.0%       100.0%       100.0%
Cost of goods sold             72.2          74.5         70.3         70.5
Selling, general and
 administrative expense        32.7          35.3         32.5         30.7
Restructuring charges           2.5            --           .8           --
                              -----         -----        -----         ----
Operating (loss)               (7.4)         (9.8)        (3.6)        (1.2)
Interest expense                4.4           4.0          3.8          3.4
Other income, net                .7            .8           .4          2.1
                              -----         -----        -----         ----
Income (loss) before
 income taxes                 (11.1)        (13.0)        (7.0)        (2.5)
Income tax provision             .5            --           .4           --
                              -----         -----        -----         ----
Net income (loss)             (11.6)        (13.0)        (7.4)        (2.5)
                              =====         =====        =====         ====

RESULTS OF OPERATIONS
(Quarter Ended October 1, 1994 compared to Quarter Ended September 25, 1993)

     Orders and Backlog. Orders during the third quarter of 1994 totaled $44.2 million compared to $33.5 million for the third quarter of 1993. Roch and its affiliate company, which was acquired on March 24, 1994, represented $4.3 million in orders during the third quarter of 1994, and foreign currency fluctuations caused a $2.5 million increase in third quarter 1994 orders compared to third quarter 1993. Excluding the effect of these items, orders increased 11.6% to $37.4 million in the third quarter of 1994 from $33.5 million in the third quarter of 1993. The third quarter includes increasing orders in the U.S. for larger value, larger size CMMs in the Measuring Systems Division ("MS"), particularly from the automotive industry which are not generally included in sales until subsequent quarters due to required lead times. Sales efforts in 1994 have also resulted in an increasing number of large value orders for machines in the canning industry from the Custom Metrology Division ("CM"). The Precision Measuring Instruments Division ("PMI") had increasing orders, primarily from its European distributors. Backlog at October 1, 1994 increased to $73.7 million (including $37.8 million from the purchase of DEA on September 28, 1994 and $1.6 million from the purchase of the Roch business during the first quarter of 1994), compared to $31.6 million at the end of the second quarter of 1994 (which included Roch), $26.1 million at year-end 1993, and $27.1 million at the end of the third quarter of 1993.

     Net Sales. Net sales in the third quarter of 1994 were $39.6 million, compared to $32.9 million in the third quarter of 1993. Roch and its affiliate represented $3.9 million of sales during the third quarter of 1994. Foreign currency exchange rate fluctuations caused an increase in net sales in the third quarter of 1994 of $2.4 million as compared to the third quarter of 1993. Excluding the effect of these items, third quarter 1994 net sales increased approximately $.4 million from third quarter 1993 sales.

     Gross Profit. Gross profit margin increased to 27.8% in the third quarter of 1994 from 25.5% in the third quarter of 1993. This, however, represents a comparative decline from 31.9% gross profit margin in the second quarter of 1994 and 29.2% in the first quarter of 1994. This relative decline resulted largely from higher purchase cost of European manufactured products which were sold in the U.S. and was caused by the increasing value of European currencies relative to the U.S. dollar. The effect was to increase costs in the third quarter of 1994 by about $.6 million. Product sales mix also resulted in lower gross profit margin in this quarter.

     Selling, General and Administrative Expense. Selling, general and administrative expense in the third quarter of 1994 was $13.0 million or 32.7% of net sales, representing an increase from $11.6 million or 35.3% of net sales in the comparable period in 1993. The increase was primarily due to the addition of Roch selling, general and administration expense of $.8 million in the third quarter of 1994. Roch was acquired by Brown & Sharpe in late March 1994. The increasing foreign currency exchange rates in the third quarter of 1994 resulted in increasing translated U.S. dollar costs.

     Restructuring Charges. Restructuring charges of $1.0 million, principally Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs, associated with integrating Brown & Sharpe's existing operations with those of DEA, acquired on September 28, 1994, were provided for in the third quarter of 1994, in addition to certain other expenses already recorded, resulting from actions taken in anticipation of the completion of the purchase of DEA. Additional Brown & Sharpe Restructuring Charges, anticipated to be in the range of about $1.5 million to $2.0 million, will be recognized in future periods as appropriate actions are taken in support of integration of the DEA and Roch acquisitions.

     Operating (Loss). Brown & Sharpe incurred an operating loss of $1.9 million in the third quarter of 1994. This compared to an operating loss of $3.2 million in the third quarter of 1993. In the United States, operating loss for the third quarter of 1994 totaled $.8 million as compared to an operating profit of $.6 million in the third quarter of 1993. Foreign operations incurred an operating loss of $1.1 million in the third quarter of 1994 as compared to an operating loss of $3.8 million in the third quarter of 1993. The lower operating results in the United States in the 1994 period as compared to the 1993 period was substantially due to the higher costs discussed in the "Gross Profit" section above. The loss in operations when comparing 1994 to 1993 reflects cost containment measures including previous personnel reductions and restricted spending.

     Interest Expense. Interest expense totaled $1.7 million in the third quarter of 1994 compared to $1.3 million in the third quarter of 1993. This increase reflects $14.1 million increase in the average balance of borrowings, primarily in the United States, which was partially offset by lower interest rates.

     Other Income, Net. Other income, net was $268,000 in the third quarter of 1994 compared to $277,000 in the third quarter of 1993.

     Income Tax Provision. The provision for income taxes was $.2 million in the third quarter of 1994 compared to $0 in the third quarter of 1993. This primarily results from tax provisions in countries with profits in 1994 without similar profits in 1993.

     Net (Loss). As a result of the foregoing, Brown & Sharpe had a net loss of $4.6 million ($.86 net loss per share) in the third quarter of 1994, compared to net loss of $4.3 million ($.86 net loss per share) in the third quarter of 1993.

RESULTS OF OPERATIONS
(Nine Months Ended October 1, 1994 compared to Nine Months Ended
September 25, 1993)

     Orders and Backlog. Orders during the first nine months of 1994 totaled $128.9 million compared to $111.5 million for the first nine months of 1993. Roch and its affiliate company which was acquired on March 24, 1994, represented $6.8 million in orders during the first nine months of 1994. The machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $1.9 million in orders during the first nine months of 1993, and foreign currency fluctuations had an effect of increasing orders by $2.5 million as compared to 1993. Excluding the effect of these items, orders increased 9.1% to $119.6 million in the first nine months of 1994 from $109.6 million in the first nine months of 1993. Sales efforts have continued to result in an increasing number of larger value orders in the U.S. Orders for machines increased in 1994 from the canning industry for CM equipment and PMI had increasing orders, primarily from its European distributors. MS orders were slightly higher in the first nine months of 1994 than they were in the first nine months of 1993. Backlog at October 1, 1994 increased to $73.7 million, including $37.8 million from the purchase of DEA on September 28, 1994, compared to $26.1 million at year-end 1993 and $27.1 million at the end of the third quarter of 1993.

     Net Sales. Net sales in the first nine months of 1994 and 1993 were $119.5 million and $112.7 million, respectively. Roch and its affiliate represented $6.2 million in sales during the first nine months of 1994. Approximately $1.9 million of first nine month 1993 net sales were attributable to machine tool spare parts and rebuild operations which businesses were sold during the first nine months of 1993. Foreign currency exchange rate fluctuations caused an increase in net sales in the first nine months of 1994 of $2.1 million as compared to the first nine months of 1993. Excluding the effect of these items, first nine month 1994 net sales increased approximately $.4 million from first nine month 1993 sales. A decline in net sales occurred in MS. MS net sales in the nine months were 4.1% below the first nine months of 1993, largely as a result of entering 1993 with a larger backlog than at the beginning of 1994. In 1994, increasing U.S. orders have been received for larger value, larger size machines which are not generally included in sales until subsequent quarters due to required lead times. Net sales of PMI and CM products increased from the prior year primarily due to the resolution of the financial difficulties of a German distributor, which had depressed net sales in the prior period.

     Gross Profit. Gross profit margin increased slightly to 29.7% in the first nine months of 1994 from 29.5% in the first nine months of 1993. This, however, represents a decline from 30.7% gross profit margin in the first half year which largely resulted from increased cost of manufactured goods purchased from Europe caused by the increasing value of European currencies relative to the U.S. dollar. This approximated $.6 million in the third quarter of 1994.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense in the first nine months of 1994, at $38.8 million or 32.5% of net sales, increased from the $34.6 million, or 30.7% of net sales, incurred in the comparable period in 1993. Nearly all of the increase was due to special items including an extra week of expenses of about $1 million in the first nine months of 1994 as compared to the first nine months of 1993, the receipt of litigation settlement proceeds in the first nine months of 1993 of about $.5 million, the addition of Roch selling, general and administrative costs since acquisition in late March 1994 of about $1.4 million, and the recording in the second quarter of 1994 of a provision increasing the allowance for uncollectible accounts receivable by approximately $.6 million for collection uncertainties arising from one prior sale to a single customer. A lesser amount was also due to the weakening U.S. dollar foreign currency exchange rate.

     Restructuring Charges. Restructuring charges of $1.0 million, principally Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs, associated with integrating Brown & Sharpe's existing operations with those of DEA, acquired on September 28, 1994, were provided for in the third quarter of 1994, in addition to certain other expenses already recorded, resulting from actions taken in anticipation of the completion of the purchase of DEA. Additional Brown & Sharpe Restructuring Charges, anticipated to be in the range of about $1.5 million to $2.0 million, will be recognized in future periods as appropriate actions are taken in support of integration of the DEA and Roch acquisitions.

     Operating (Loss). Brown & Sharpe generated an operating loss of $3.3 million in the first nine months of 1994. This compared to an operating profit of $1.4 million in the first nine months of 1993. In the United States, operating profit for the first nine months of 1994 totaled $.4 million as compared to an operating profit of $1.8 million in the first nine months of 1993. Foreign operations generated an operating loss of $3.7 million in the first nine months of 1994 as compared to an operating loss of $2.7 million in the first nine months of 1993. The lower operating profit in the United States in the 1994 period as compared to the 1993 period was substantially due to the receipt of litigation settlement proceeds, and a LIFO inventory liquidation benefit in the 1993 period and increased cost of European purchased goods resulting from unfavorable foreign currency exchange rate changes, as well as an additional week of selling, general and administrative expense in the 1994 period. Brown & Sharpe believes that its normal sales pattern would not generally result in proportionate increases in net sales in a forty week period as compared to a thirty-nine week period. The loss in international operations when comparing 1994 to 1993 reflects the worsening performance at Brown & Sharpe's German CMM operations and the $.6 million reserve for an account receivable, which was partially offset by improvement at Brown & Sharpe PMI, headquartered in Switzerland.

     Interest Expense. Interest expense totaled $4.4 million in the first nine months of 1994 compared to $3.8 million in the first nine months of 1993. This increase reflects a $11.0 million increase in the average balance of borrowings, primarily in the United States, which was partially offset by lower interest rates in the first nine months of 1994 as compared to in the first nine months of 1993.

     Other Income, Net. Other income, net was $446,000 in the first nine months of 1994 and $2.3 million in the first nine months of 1993. The 1993 first nine months included a gain of approximately $2.0 million on the sale of certain small business operations near the end of the first quarter, partially offset by foreign exchange losses.

     Income Tax Provision. The provision for income taxes was $.5 million in the first nine months of 1994 compared to $0 in the first nine months of 1993. The 1994 income tax primarily results from tax provision in countries with profits in 1994. In 1993, the tax provision of $0 reflects deferred tax benefits of $.5 million due to reductions in deferred tax liabilities as a result of losses in certain of Brown & Sharpe's European subsidiaries.

     Net (Loss). As a result of the foregoing, Brown & Sharpe had a net loss of $8.9 million ($1.71 net loss per share) in the first nine months of 1994, compared to net loss of $2.8 million ($.57 net loss per share) in the first nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, Brown & Sharpe has met its liquidity needs, including capital expenditures, working capital needs and the funding of operating losses, through cash generated from operations, sale proceeds of discontinued businesses, borrowings under secured and unsecured lines of credit and under the Foothill Facility, a renewable secured $15 million two-year revolving credit facility entered into in June 1993.

     In conjunction with the DEA acquisition which was consummated on September 28, 1994, Brown & Sharpe completed new long-term and short-term financing arrangements including: closing on a $8.5 million, 5 year term - 10 year amortization, mortgage secured by Brown & Sharpe's facility in North Kingstown, Rhode Island; obtaining $25 million of three-year term loans with $6.7 million borrowed from San Paolo Bank and $18.3 million borrowed from Banca Commerciale Italiana, both loans having interest as periodically selected by Brown & Sharpe at the rate of libor plus 0.6% or prime for each of the banks, and both of which loans are guaranteed by Finmeccanica S.p.A.; and restructured the Foothill Capital Corporation $15 million secured revolving credit facility, increasing it to $25 million with a termination date of September 30, 1997 and providing for the pledge of additional collateral, namely 65% of the shares of stock of DEA S.p.A. and also the accounts receivables, inventories and certain other assets of the United

States subsidiary of DEA S.p.A. As of October 31, 1994 there were no borrowings outstanding under the Foothill Capital Corporation secured revolving credit facility (borrowings thereunder as of September 28, 1994 were repaid by the Company).

     Amounts outstanding under Brown & Sharpe's lines of credit are payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by restricted cash balances and other assets. The Foothill Facility provides for borrowings based on a percentage of eligible domestic accounts receivable and finished inventory, is secured by substantially all domestic assets (including the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries), and requires maintenance of a minimum current ratio, a maximum ratio of debt to adjusted net worth, minimum adjusted net worth and minimum working capital. At October 31, 1994, Brown & Sharpe had borrowings of $26.7 million under the lines of credit, compared to total availability at that date of $30.7 million under the lines of credit, excluding lines of credit for DEA which Brown & Sharpe expects to have available in an amount of at least $15 million. As noted, no amounts were outstanding under the Foothill facility. At October 31, 1994, Brown & Sharpe was required to maintain an aggregate of $6.2 million in restricted cash balances to support certain of the foreign lines of credit.

     Management believes that the availability of borrowings, following completion of the DEA acquisition and the new financing arrangements described above, together with cash flow from current levels of operations and anticipated cost savings from the integration of DEA, Roch and Mauser, will be sufficient to meet operational cash requirements (including one-time costs in integrating Roch, Mauser and DEA), working capital requirements and planned capital expenditures well into 1997. However, failure to achieve anticipated cost savings from the integration of DEA, Roch and Mauser, or unexpected delays in or costs related to the integration, could have a material adverse affect on Brown & Sharpe's liquidity.

     Cash Flow. The net loss of $8.9 million in the first nine months of operations was offset by reduction in accounts receivable balances from year-end levels which are typically higher because sales near the end of the year are usually higher and by cash of $2.0 million provided by operations.

     In the first nine months of 1994, investment transactions used cash of $3.2 million, of which capital expenditures were $2.0 million, whereas, investment transactions used cash of $.9 million in the first nine months of 1993 with proceeds from the sale of the spares and rebuild operations of $8.7 million being partially offset by capital expenditures of $2.8 million and cash of $6.0 million became restricted in support of bank borrowings.

     Cash provided from financing transactions was $22.3 million in the first nine months of 1994 compared to $.5 million in the first nine months of 1993. This resulted from the new financing described above.

     Working Capital. Working capital was $111.5 million at the end of the third quarter of 1994 compared to $46.0 million at the end of 1993. This change resulted largely from the purchase of DEA which provided about $37.0 million of working capital and the timing of sales during the respective periods with higher sales in December of 1993 resulting in higher accounts receivable. Inventories increased to $95.2 million at October 1, 1994, an increase of $41.2 million from the end of 1993 which did not require a substantial use of cash because it primarily resulted from Brown & Sharpe's purchase of Roch and Mauser in the first quarter of 1994 and DEA at the end of the third quarter of 1994, both using Brown & Sharpe Shares of Class A Common Stock. Also, debt increased at October 1, 1994 as compared to December 25, 1993 due to debt of Roch and DEA existing at their respective acquisition dates, increased borrowing to fund operating losses and foreign currency exchange rate changes.

     Capital Expenditures. Brown & Sharpe's capital expenditures were approximately $2.0 million in the first nine months of 1994 compared to $2.8 million in the first nine months of 1993.

     Total capital expenditures for the Company are expected to increase as a result of the completion of the DEA Acquisition. DEA capital expenditures totaled $.8 million in the first nine months of 1994 compared to $1.2 million in the first nine months of 1993. Management estimates that annual capital expenditures of approximately $6.0 to $8.0 million are required to tool new products, improve product and service quality, expand the distribution network, and support the operations of the combined Company. Planned capital expenditures in 1994 and 1995 will include an aggregate of approximately $2.1 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

     Acquisitions and Divestitures. There were no divestitures in 1994, and Roch and its affiliate, Mauser, were acquired in late March 1994, and DEA S.p.A. and its subsidiaries were acquired in late September 1994. Proceeds from the sale of the machine tool parts and rebuild operations completed during the first half of 1993 provided $8.7 million of cash.

     On September 28, 1994, Brown & Sharpe purchased from Finmeccanica S.p.A. the DEA Group of metrology companies and business units. DEA, headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems with 1993 worldwide sales of about $112 million. Brown & Sharpe issued 3,450,000 shares of Brown & Sharpe Class A Common Stock to Finmeccanica and DEA had about $13.8 million debt at the Closing. The purchase price is subject to a post-closing adjustment under certain circumstances as provided in the Acquisition Agreement. In connection with the Closing of the DEA Acquisition, Brown & Sharpe and Finmeccanica entered into a Shareholders Agreement providing among other things for a limitation on Finmeccanica's percentage ownership of Brown & Sharpe common stock, a Finmeccanica preemptive right to elect to acquire a portion of future issuances of stock by Brown & Sharpe in order to maintain its percentage ownership of Brown & Sharpe on a fully diluted basis (as defined) until December 31, 1998 (or earlier upon the happening of certain specified events), and a requirement that Finmeccanica not transfer the acquired Brown & Sharpe shares to any person other than Brown & Sharpe for a specified period and affording Brown & Sharpe certain rights of refusal with respect thereto for a further specified period. Under the Shareholders' Agreement, Brown & Sharpe's Board of Directors is increased from seven to ten and Finmeccanica has three representatives on the Brown & Sharpe Board.

PART II.  OTHER INFORMATION
          -----------------

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     A Special Stockholders' Meeting was held on Wednesday, September 28, 1994 at which the stockholders voted on a proposal to approve the issuance of shares of the Company's Class A Common Stock, $1.00 par value to Finmeccanica S.p.A. pursuant to the Acquisition Agreement dated as of June 10, 1994 and a Shareholders' Agreement entered into at the closing under the Acquisition Agreement between the Company and Finmeccanica.

     The tabulation of votes on this proposal was as follows:

            For                Against             Abstain
            ---                -------             -------
         7,448,950             280,546             63,040

Item 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  A. See Exhibit Index annexed.

  B. No Reports on Form 8-K were filed during the quarter ended October 1, 1994.

       On October 13, 1994, Brown & Sharpe filed a Current Report on Form 8-K under Item 2 reporting the September 28, 1994 acquisition of all of the stock of DEA S.p.A. from Finmeccanica S.p.A.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ Charles A. Junkunc
                                     ----------------------
                                     Charles A. Junkunc
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

November 15, 1994

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

                                 EXHIBIT INDEX
                                 -------------

 3. Amendments to By-Laws of the Registrant, Sections 2.7, 3.1, and 3.2 as of September 28, 1994.

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

10.1 Letter Agreement of Henry D. Sharpe, Jr. dated September 28, 1994 entered into pursuant to the Acquisition Agreement (reference is made to Exhibit No. 3 to Report on Form 8-K for the event which took place on September 28,
     1994) filed October 13, 1994 which is hereby incorporated by reference.

11. Computation of Per Share Data for the forty week period ended October 1, 1994 and the thirty-nine week period ended September 25, 1993.