Form 10-K
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1995-03-30
CIK 14637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 1994   Commission file number 1-5881

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                             050113140
            --------                             ---------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation of organization)            Identification No.)

   PRECISION PARK, 200 FRENCHTOWN ROAD, NORTH KINGSTOWN, RHODE ISLAND  02852
   -------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code    401-886-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                         which registered
          -------------------                         ----------------
CLASS A COMMON STOCK-PAR VALUE $1.00               NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE
9 1/4% CONVERTIBLE SUBORDINATED                    NEW YORK STOCK EXCHANGE
DEBENTURES DUE DECEMBER 15, 2005

          Securities registered pursuant to Section 12 (g) of the Act:

                     CLASS B COMMON STOCK - PAR VALUE $1.00

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No      .
                                                   -----  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.   [ ___ ]

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately
$33,000,000 as of March 16, 1995.

There were 8,179,168 Shares of Class A Common Stock and 531,710 Shares of Class B Common Stock, each having a par value of $1.00 per share, outstanding as of March 16, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference in the following parts of the Form 10-K: (1) Definitive Proxy Statement for the May 3, 1995 Annual Meeting incorporated by reference (to the extent specified) in Part III.

                      BROWN & SHARPE MANUFACTURING COMPANY

                                     INDEX

                                                                                        Page
                                                                                       -------
  PART I

  Item 1   Business..................................................................   3 - 12
     General.........................................................................        3
     Dimensional Metrology Industry..................................................    3 - 4
     Metrology Business Strategy.....................................................        5
     MS Group........................................................................    5 - 6
     PMI Division....................................................................    6 - 7
     CM Division.....................................................................        7
     Foreign Operations..............................................................        7
     Engineering and Product Development.............................................    7 - 8
     Raw Materials and Sources of Supply.............................................        8
     Patents, Licenses, Trademarks, and Proprietary Information......................        8
     Environmental Matters...........................................................    8 - 9
     Employees.......................................................................   9 - 10
     Competition.....................................................................       10
     Backlog.........................................................................       10
     Significant Customers...........................................................       11
     Working Capital.................................................................       11
     Segment Information.............................................................  11 - 12
  Item 2   Properties................................................................  12 - 13
  Item 3   Legal Proceedings.........................................................       13
  Item 4   Submission of Matters to a Vote of Security Holders.......................       13
  Item 4A  Executive Officers of the Registrant......................................  13 - 14

  PART II

  Item 5   Market Price of the Registrant's Common Stock and Related Security
           Holder Matters............................................................        14
  Item 6   Selected Financial Data...................................................        15
  Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................   15 - 21
  Item 8   Financial Statements and Supplementary Data...............................   21 - 39
  Item 9   Disagreements With Accountants on Accounting and Financial Disclosure.....        40

  PART III

  Item 10  Directors and Executive Officers of the Registrant........................        40
  Item 11  Management Remuneration and Transactions..................................        40
  Item 12  Security Ownership of Certain Beneficial Owners and Management............        40
  Item 13  Certain Relationships and Related Transactions............................        40

  PART IV

  Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   40 - 41
  Signatures.........................................................................       42
  Directors..........................................................................       43
  Officers...........................................................................       43
  Investor Information...............................................................  43 - 44
  Financial Statement Schedules......................................................       45
  Exhibit Index......................................................................  46 - 51

                                     PART I
                                     ------

  ITEM 1 - BUSINESS
  -----------------
  (dollars in thousands)

  General
  -------

  Brown & Sharpe Manufacturing Company, together with its domestic and foreign subsidiaries, including DEA, Roch, and Mauser, collectively referred to as "Brown & Sharpe" or the "Company", is a leader in the design, manufacture, and marketing of dimensional metrology products worldwide under several internationally recognized brand names. Brown & Sharpe's products measure the physical dimensions of objects and are used by a wide variety of industrial companies to monitor product conformance to specifications. Manufacturers use Brown & Sharpe's products to monitor product quality and are increasingly integrating quality control functions, and therefore Brown & Shape's products, directly into the manufacturing process. Brown & Sharpe markets its dimensional metrology products and services in North America, Europe, Asia, South America, and the Middle East. Primary end markets for Brown & Sharpe's products are the automotive, aerospace, and industrial machinery industries.

  Brown & Sharpe's operations are conducted through three units: Measuring Systems, Precision Measuring Instruments, and Custom Metrology.

  . The Measuring Systems Group (the "MS Group"), Brown & Sharpe's largest unit, manufactures and markets a wide range of manual and computer-controlled, high-precision CMMs. CMMs measure manufactured products and their components within exacting dimensional tolerances, thereby enabling manufacturers to minimize scrap and rework costs, reduce warranty expense, and monitor product quality. The MS Group also sells a wide variety of attachments, accessories, and related software and provides aftermarket parts and services. Its products are sold under the Brown & Sharpe (R), Leitz (R), and DEA (R) brand names. Brown & Sharpe believes that it is the leader in the World market for CMM products as measured by net sales.

  . The Precision Measuring Instruments Division (the "PMI Division") manufactures and markets a wide range of mechanical and electronic measuring and inspection tools including micrometers, dial indicators, calipers, gauge blocks, and height gauges. PMI Division products are sold under the Brown & Sharpe (R), Tesa (R), Etalon (R), Interapid (R), Standard Gage (R), Mauser (R), Select Gauge (R), and Roch (R) brand names.

  . The Custom Metrology Division (the "CM Division") designs and engineers specialty products and systems to provide customized solutions for unique measurement or inspection problems, such as applications requiring several simultaneous measurements or inspection of an entire object in a high volume production line. CM Division products are sold under the Tesa (R) brand name.

  Dimensional Metrology Industry
  ------------------------------

  Dimensional metrology products measure, digitize, and inspect manufactured parts and components for conformance to specifications. These products include a wide range of measuring devices such as calipers, micrometers, dial indicators, fixed gauges, height gauges, measuring microscopes, electronic probes, customized semiautomatic and automatic measuring devices, optical and laser measuring devices, robots, coordinate measuring machines, and related software. Prices range from $20 for a caliper to over $3 million for a large gantry CMM. A customer generally will choose between different dimensional metrology technologies or products based upon the features, complexity, variety and throughput of the items to be measured, degree of accuracy required, and cost differences between the available metrology products. For example, fixed gauges are more likely to meet a customer's metrology needs if the items that a customer must measure are manufactured in high volume, are all uniform in size and shape, such as automobile connecting rods, and results are needed instantly. If, however, a customer needs to measure a large number of items all having different features from one another, such as the parts of a prototype automobile engine, a more flexible measuring device such as a CMM would more likely meet the customer's metrology needs. As manufactured products and components become more complex, the flexibility of CMMs should give them an advantage in certain applications over less flexible dimensional metrology products such as manual, semiautomatic, and fixed gauges, conversely, the ultimate in speed and accuracy is generally achieved by dedicated fixed gauging.

  Although the metrology industry is fragmented for lower-priced products, Brown & Sharpe believes it is one of only five major worldwide competitors that manufacture high precision CMMs. CMM products can be grouped into three categories: small (which can be used to measure a product such as an automobile carburetor), medium (which can be used to measure an item such as an engine block), and large (which can be used to measure an item such as the body of a truck or bus). CMMs were first introduced in the 1950s, but early models were only capable of two-axis measurement. Over time, CMMs have evolved into complex, computer assisted or computer driven, multi-axis systems, often with attachments such as two-axis articulated probe holders, contact and non-contact sensors of various types, electronic touch trigger probes, continuous scanning analog probes, marking systems, laser probes, and rotary tables. Today, CMMs are utilized to measure, digitize, and inspect finished products, mechanical components, and families of parts in many basic industries, including the automotive, aerospace, construction and farm equipment, industrial machinery, defense, appliance, computer and electronics, medical equipment, and semiconductor industries. CMM prices range from approximately $12,000 to over $3 million depending upon accuracy, attachments, and size.

  The increasing use of more sophisticated software has played an important role in the evolution of the CMM. Improved software, CAD/CAM, and network technologies enable CMMs to automatically compensate for the position of the piece to be measured relative to the measuring axes of the machine, eliminating the need for the time-consuming manual positioning necessary with other dimensional metrology products. Although CMM-type software can be added to on-machine gauging, vision systems of various types, and a small percentage of fixed gauges, CMMs are easier to use, more flexible, and generally provide more analytical information than most products using competing technologies.

  Manufacturers of component parts, as well as manufacturers of finished products, are purchasers of CMMs and other dimensional metrology products. Manufacturers depend upon dimensional metrology products to improve the reliability, fit, and finish of their products and to improve efficiency by reducing errors, scrap, throughput time, and work-in-progress inventories. Traditionally, customers used either fixed gauges, optical comparators or calipers, or other hand or bench tools to inspect product conformance to specifications on the factory floor, while CMMs were used in factory quality control departments due to the necessity for a controlled environment for optimum CMM operation. Improved hardware and software technologies have allowed customers to move CMMs onto the factory floor to facilitate direct integration of CMM measurement capabilities into the manufacturing process. Because CMMs, fixed gauges, and certain other types of dimensional metrology products can be configured to accommodate a wide variety of customer specifications for accuracy, speed, set-up time, and physical characteristics of the objects to be measured, Brown & Sharpe believes these products can effectively meet the evolving quality control needs of manufacturers.

  Despite growth in the dimensional metrology markets in China, India, and the Pacific Rim countries, management believes that in recent years the total world market for dimensional metrology products had declined significantly in terms of dollar denominated sales. In the three major world markets, the decline had been more significant in Europe and Japan than in the United States. Brown & Sharpe believes that this overall market decline had been primarily related to global economic conditions which had resulted in reduced levels of capital expenditures by manufacturers in many market segments. In addition, during this period, revenues from sales of CMMs and other dimensional metrology products were impacted by vigorous price and performance competition due to over capacity in the dimensional metrology industry and reduced demand by the capital goods sector for dimensional metrology products. However, because of the steady economic recovery in the United States and also observable improvement in Europe during the four quarter of 1994, Brown & Sharpe believes that the world market for metrology products had improved in 1994 and should improve during the next few years.

  Metrology Business Strategy
  ---------------------------

  Brown & Sharpe is implementing a strategy designed to improve its competitiveness and position itself for improvement in its markets, including the currently depressed European market. Key elements of this strategy are
  (i) expanding its market presence in the metrology industry, including through acquisition and consolidation opportunities, (ii) reducing product costs through more cost-effective product design, selective outsourcing, and consolidation of manufacturing processes, (iii) providing "best in class" customer service and strengthening its worldwide distribution network, and
  (iv) focusing on technological innovations designed to improve product performance, the development of new products, and the development of new markets in the packaging and electronics industries.

  . Expanded Market Presence. Through the acquisition of Roch, Mauser, and DEA, Brown & Sharpe has expanded its product lines and its marketing and distribution capabilities in Europe, South America, the Middle East, India, and China. Brown & Sharpe intends to continue to expand and strengthen its market presence and broaden its product lines and may pursue selected small acquisition and consolidation opportunities within the dimensional metrology industry. Brown & Sharpe believes that the dimensional metrology industry has continuing over capacity and that competitors having complementary product lines and geographic market coverage may continue to become available for acquisition.

  . Competitive Costs. Brown & Sharpe intends to continue to increase production efficiency through more cost-effective product designs and through other cost reductions. Brown & Sharpe intends to reduce costs by using the "Design for Manufacturability and Assembly" (DFMA) engineering principle, which strives to use the fewest parts and the lowest cost assembly process by examining the production processes at each facility in order to maximize efficiency, and by outsourcing components and complete products in cases where it can achieve its high quality standards at reduced costs.

  . "Best in Class" Customer Service and Worldwide Distribution Capability. Brown & Sharpe provides post-sale service and support to its customers through its customer service departments and its regional and international demonstration centers. Brown & Sharpe is committed to providing "best in class" customer service and believes that the level of customer service provided by Brown & Sharpe has improved in recent years and is superior to the service provided by its principal competitors. In order to continue to improve its customer service, Brown & Sharpe plans to increase its emphasis on customer training by improving user manuals and documentation relating to Brown & Sharpe's products and to directly support a greater number of its customers by adding new demonstration and service centers in previously unserved geographic areas. In addition, Brown & Sharpe plans to strengthen its worldwide distribution capability, principally by continuing to rationalize its existing distribution network and by opening new demonstration centers and adding new direct sales capacity or distributors where increased volume makes such distribution methods cost effective.

  . Technological Innovation. Brown & Sharpe intends to continue to enhance and expand its offering of systems and products through sustained design and manufacturing engineering at levels consistent with the past few years. Brown & Sharpe performs some additional engineering development activities through government grants in some countries and engages in special projects that utilize customer funding.

  MS Group
  --------

  The MS Group, the largest of Brown & Sharpe's three units, accounted for approximately 59% of Brown & Sharpe's revenues in 1994 which includes the sales of DEA acquired at the end of the third quarter of 1994. The MS Group is headquartered in North Kingstown, Rhode Island. Products sold under the Brown & Sharpe (R) name are manufactured at the North Kingstown facility, products sold under the Leitz (R) name are manufactured in Wetzlar, Germany, and products sold under the DEA (R) name are manufactured in Turin, Italy.

  Brown & Sharpe also manufactures some CMM products in the United Kingdom. The primary end markets for the CMM products of the MS Group are the automotive, aerospace, and industrial machinery industries.

  MS Group products range from small, manually operated CMMs to large, high speed, high precision automatic CMMs. In addition to these standard and custom-configured CMMs, Brown & Sharpe also produces and sells high-speed process control robots. The smallest machines can measure in a volume up to 16x14x12 inches and are priced at approximately $12,000, and the larger, high speed, high accuracy CMMs with integrated software systems can cost over $3 million. The MS Group also provides optically based measuring machinery from microscopes to vision systems. In addition, the MS Group provides accessories, parts, after-sales service, rebuilds, and computer hardware and software upgrades for Brown & Sharpe's CMMs and competing machines.

  The MS Group's "user-friendly" CMM application software is an important component of its marketing strategy for its CMM products. Management believes that the MS Group's uniquely functional CMM software packages give it a competitive advantage in the marketplace for CMMs. These proprietary software products provide the MS Group's customers with an easily understood, icon-based inspection analysis capability, graphical user interfaces and outputs, and networking capability with manufacturing systems. The MS Group also provides its customers with special software and systems integration of the MS Group's products with the customer's host computer.

  The MS Group distributes the majority of its products directly to customers through its worldwide direct sales force, which is supplemented by a distribution network of independent agents and distributors, especially in foreign markets. The typical sales process involves lengthy, technical, one-on-one discussions between the salesperson or the distributor/sales agent and the customer. As an important part of its marketing and distribution strategy, Brown & Sharpe provides in-depth training to the customer support and demonstration centers. Brown & Sharpe currently operates demonstration centers in eleven cities throughout the United States, eighteen centers throughout Europe, and two in Asia, including four located at Brown & Sharpe's CMM manufacturing facilities. Brown & Sharpe also operates contract inspection and measuring services from these demonstration centers. Service revenue generated by the demonstration centers offsets a portion of the cost of operating the centers. In 1994, Brown & Sharpe closed four demonstration centers in the United States in cities where existing Brown & Sharpe and DEA demonstration centers overlapped, and opened new demonstration centers in four additional U.S. cities. In Europe, the Company closed three demonstration centers. Three demonstration centers in Europe and one in the United States are scheduled to be closed in 1995.

  PMI Division
  ------------

  The principal products of Brown & Sharpe's PMI Division are precision measuring tools and related instruments such as micrometers, dial indicators, calipers, electronic height gauges, and gauge blocks. These tools and instruments have a broad application and lower unit list prices (with a range of $20 to approximately $13,000) than the prices of the MS Group's products (which range from approximately $12,000 to over $3 million). PMI products typically measure in one or two dimensions, and are often used in comparative measuring where an unknown part or dimension is compared to a previously measured part or dimension. PMI products also include systems and application software for measuring and statistical process control. The primary end markets for the products of Brown & Sharpe's PMI Division are the automotive, aerospace, metal processing, and defense industries, although Brown & Sharpe's PMI products are used in virtually all types of industrial settings. Brown & Sharpe's PMI Division is headquartered in Renens, Switzerland, and its products are manufactured at its plants in Rolle and Renens, Switzerland; Poughkeepsie, New York; Leicester, St. Albans, and Plymouth, England; and in Luneville, France.

  The PMI Division generally distributes its products through international import companies, regional distributors, and catalog houses throughout the world. Brown & Sharpe sales offices located in key markets provide support to the distributors and catalog houses. The PMI Division operates four sales offices in the United States and eight in other countries, which are staffed by approximately 74 PMI Division employees.

  CM Division
  -----------

  Headquartered in Telford, England, the CM Division is an engineering division which designs and engineers specialty products and systems to provide customized solutions for unique measurement or inspection problems. For example, the CM Division recently designed and implemented a system for measuring the thickness of the metal top of a soda can and the thickness of the groove scored around the can's pop-up tab, so that the manufacturer could determine the ease with which the can could be opened by the end user while insuring that the can would not rupture. The CM Division's products include factory networks, contact and optical measuring machines, and fixtures aimed at specific niche markets. Laser interferometers manufactured by the Division set National Metrology Standards in 16 countries. CM Division products also include components such as measuring sensors used in its custom gauges and fixtures as well as those manufactured by other companies. Prices for CM Division products range from approximately $20,000 to $1 million for systems.

  Often, the CM Division is able to produce a superior customized product while at the same time gaining the expertise necessary to convert such customer-funded research into new, standard Company products. For example, the CM Division has recently developed a family of optical measuring systems, with list prices of approximately $50,000 to $500,000.

  The primary end markets for the custom-designed products of the CM Division currently are automotive, aerospace, defense, package and can manufacturing, oil drilling, and standards laboratories. Sales of these products typically involve a close, highly technical relationship with the customer. This direct relationship with the customer is reinforced by strong and continuing efforts to provide superior customer service through ongoing customer training and technical support.

  Foreign Operations
  ------------------

  Brown & Sharpe manufactures and sells substantial amounts of its dimensional metrology products in foreign countries. For fiscal 1994, approximately 59% of Brown & Sharpe's net sales were to customers located outside the United States. Manufacturing operations take place in Italy, Switzerland, Germany, England, and France, as well as in the United States, and Brown & Sharpe's products are sold in over 60 countries worldwide. As of December 31, 1994, approximately 73% of Brown & Sharpe's assets were located outside the United States (based on book values). Accordingly, margins and the ability to export competitively from the Company's manufacturing locations are affected by fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Brown & Sharpe" in Item 7 of this Report. For additional financial information concerning the foreign operations of Brown & Sharpe for 1992, 1993, and 1994, see "Segment Information" below in this Item 1.

  Engineering and Product Development
  -----------------------------------

  Brown & Sharpe's commercial success is dependent upon its ability to develop products, enhancements, and applications that meet changing customer metrology needs and anticipate and respond to technological changes. Brown & Sharpe designs, develops, and refines its products internally through engineering departments within its product groups and divisions. Brown & Sharpe employs approximately 110 engineers and technicians, the majority of whom hold engineering or other university degrees, in its design engineering activities. When it is more cost-effective to do so, Brown & Sharpe purchases product designs or portions of product designs from engineering subcontractors or acquires such designs through licensing arrangements. Brown & Sharpe also benefits from research and development efforts which are subsidized by customer funds and, in certain countries, by government research grants.
  Brown & Sharpe research, development, and manufacturing engineering activities are conducted in the United States, Italy, France, Switzerland, Germany, the United Kingdom, and Lithuania.

  Brown & Sharpe derived substantial net sales in 1994 from the sale of products that were introduced into the market after 1987. Brown & Sharpe has been successful in bringing to market new, high-quality products and has introduced at least one major new product every year since 1987. The current objectives of Brown & Sharpe's design and manufacturing engineering activities are the integration of the DEA and Roch technologies with Brown & Sharpe's previously existing technologies and the introduction of new MS and PMI products. In 1994, Brown & Sharpe invested $9.2 million in product design and manufacturing engineering, or about 4.5% of its 1994 net sales. In 1992 and 1993, Brown & Sharpe expended $10.9 million and $8.7 million, respectively, for product design, development, refinement, and manufacturing engineering. In addition, Brown & Sharpe performs engineering development activities funded by government grants in some countries and engages in special projects that utilize customer funding.

  Raw Materials and Sources of Supply
  -----------------------------------

  Brown & Sharpe purchases certain products, raw materials, supplies, and other components from a variety of suppliers, and considers its source of supply to be adequate. Brown & Sharpe does, at times, depend upon various sole sources of supply for various procurement requirements (generally of items designed by Brown & Sharpe), but has not experienced any significant difficulty in meeting delivery obligations because of its reliance on such a supplier. The loss of any one of these various sole suppliers would not have a material adverse effect on Brown & Sharpe. Brown & Sharpe depends, as do other leading CMM manufacturers, on a sole source of supply for certain of the electronic probes used on CMM machines and, in the event of unavailability of such source, would be adversely affected, as would its competitors. Brown & Sharpe continues to explore means of lowering production costs through selective outsourcing in situations where Brown & Sharpe can achieve its high quality standards via subcontractors.

  Patents, Licenses, Trademarks, and Proprietary Information
  ----------------------------------------------------------

  Brown & Sharpe's business is not significantly affected by or dependent upon the procurement or maintenance of patents covering Brown & Sharpe's products. Nevertheless, Brown & Sharpe pursues, where appropriate, patent protection for inventions, developments, and improvements relating to its products both in the United States and abroad. Brown & Sharpe owns, or has the right to use, a number of trademarks which it believes are valuable in promoting the sale of certain of its principal products, and it has registered the trademarks that it owns in the United States and in some foreign countries. The internationally recognized brand names under which Brown & Sharpe sells its products are the subject of trademarks owned or licensed by Brown & Sharpe and are important to Brown & Sharpe's marketing strategy, as brand name recognition is a significant factor in the dimensional metrology market.

  One of Brown & Sharpe's CMM products, a horizontal arm-type CMM, has been manufactured and sold in North America under an exclusive license from an independent German company which has recently been modified to a non-exclusive license agreement. Brown & Sharpe has entered into an exclusive arrangement in 1994 with another German CMM manufacturer to market and sell its horizontal CMM on an exclusive basis in North America and on a non-exclusive basis in the rest of the world. In addition, DEA manufactures its horizontal arm CMM under a non-exclusive license granted by a German company Zett Messtechnik. In addition, Brown & Sharpe uses the Leitz (R) and Mauser (R) brand names under royalty-free license agreements entered into in connection with Brown & Sharpe's acquisition of these product lines. These licenses expire in 1997 and 1999, respectively. Brown & Sharpe believes it will be able to negotiate satisfactory extensions prior to expiration and that the failure to renew these licenses would not have a material adverse effect on Brown & Sharpe.

  Environmental Matters
  ---------------------

  The Company is not significantly affected by compliance with rules and regulations promulgated under environmental laws since its manufacturing processes do not produce, as a by-product, material amounts of waste, water discharges or air emissions deemed hazardous under such laws. However, the Company is subject from time to time to environmental claims. See Note 8,

  "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

  Employees
  ---------

  At December 31, 1994, Brown & Sharpe had 2,370 employees, (as compared with 1,543 at December 25, 1993), including approximately 1,788 employees located outside the United States. The increase from the end of 1993 was due to the acquisitions of Roch and DEA during 1994 which was partially offset by other employee reductions implemented as a result of Brown & Sharpe's integration and other cost-cutting efforts, especially in Europe. Brown & Sharpe considers its relations with its employees to be good, although there can be no assurance that Brown & Sharpe's cost-cutting efforts or other factors will not cause a deterioration in these relations.

  Approximately 1,700 of Brown & Sharpe's employees located at sites in the United States, Italy, Switzerland, England, Germany, and France are covered by collective bargaining agreements which expire at various times between December 5, 1995 and June 30, 1998. Brown & Sharpe expects that these collective bargaining agreements will be renegotiated successfully prior to their expiration. However, there can be no assurance that successor collective bargaining agreements will be successfully negotiated, that negotiations will not result in work stoppages, or that a work stoppage would not materially interfere with Brown & Sharpe's ability to produce the products manufactured at the affected location.

  In addition to the collective bargaining agreements that cover workers at certain of Brown & Sharpe's foreign subsidiaries, it is customary for these employees to be represented by various works or shop councils. These councils are governed by applicable labor laws and are comprised of members who are elected or appointed by the work force. Except for the top level of management, these councils represent the entire work force at their location in its dealings with senior management on matters affecting the work force or arising under the relevant labor contracts in effect at the location.

  A collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") relating to certain manufacturing employees in North Kingstown, Rhode Island expired in October 1981. Brown & Sharpe and the IAM failed to reach agreement on the terms of a successor collective bargaining agreement, resulting in a strike by the IAM. See Item 3 "Legal Proceedings" in this Report. No successor collective bargaining agreement was entered into, although the IAM remains the representative of the bargaining unit. Brown & Sharpe continues to satisfy its obligation to bargain with respect to, proposed changes to the terms and conditions of employment, although no collective bargaining has resulted in recent years. Although the manufacturing employees represented by the IAM are still technically on strike, no strike or picket activity has occurred since 1982 and management does not anticipate that any such activities will occur in the future. At the time of the strike in 1981, Brown & Sharpe hired new employees to replace striking employees. Since that time, many of the striking employees have been rehired by Brown & Sharpe, but such employees are not working under an IAM contract. The continuing strike by the IAM does not have a material adverse effect on the operations of Brown & Sharpe.

  At certain of Brown & Sharpe's European locations, Brown & Sharpe has utilized a staffing procedure called "short work" to reduce the hours that an employee works during periods of decreased demand for Brown & Sharpe's products. This staffing procedure is similar to furloughs utilized by U.S. employers, although the specifics differ in each country. Generally, payment is made to the employee and the employer is eligible for government reimbursement for a portion of the amount paid to the employee working reduced hours. Each country generally requires that applications be made for reimbursement the approval of which may be delayed for significant periods. Each country may also impose time limits and other material conditions as to how often an employer may use this mechanism. Brown & Sharpe has utilized "short work" in Switzerland and Germany. This staffing procedure is not available in France or the United Kingdom. Approximately 7 employees were on "short work" as of December 31, 1994.

  The following table sets forth the location of Brown & Sharpe's employees as of December 31, 1994:


    Country       Employees (1)
----------------  -------------
France..........           237
Germany.........           271
Italy...........           477
Japan...........            26
Spain...........            16
Switzerland.....           353
United Kingdom..           408
United States...           582
                         -----
TOTAL...........         2,370
                         -----

  (1) Includes full-time employees on "short-work." Other part-time employees are included on a full-time equivalent basis.

  Competition
  -----------

  Brown & Sharpe's business is subject to intense direct and indirect competition from a considerable number of domestic and foreign firms, a number of which, in certain markets, are larger in overall size than Brown & Sharpe.

  Most of these firms, however, do not compete with Brown & Sharpe in all product lines. The principal factors affecting competition include reliability and quality of product, technological proficiency, price, ease of system configuration and use, application expertise, engineering support, local presence, distribution networks, and delivery times. Price competition has been intense for dimensional metrology products, due to the recent period of decreased demand for these products that has resulted in over capacity within the industry. Brown & Sharpe believes that competition in the dimensional metrology field will continue to be intense in the future as a result of advances in technology, continuing over capacity in the dimensional metrology industry, and consolidations and/or strategic alliances among competitors. In addition to direct competition from companies that market similar types of products, Brown & Sharpe is also subject to indirect but effective competition from firms that market other dimensional metrology products, such as fixed gauging and vision-based systems, which utilize alternative technology or methodologies to perform functions similar to those of the CMMs and other products manufactured or sold by Brown & Sharpe.

  Brown & Sharpe's single largest global competitor is Mitutoyo/MTI Corp., a subsidiary of Mitutoyo Solsakusho Co. Ltd., a Japan-based company, which is the largest supplier of metrology equipment and products worldwide. In addition to Mitutoyo, the MS Group's main competitors are Carl Zeiss, Inc., a subsidiary of Carl-Zeiss-Stiftung AG, the Sheffield Measurement Division of Giddings & Lewis, Inc., and LK Tool Co. Ltd., a subsidiary of TransTech Ltd. The primary competitors faced by the PMI Division are Mitutoyo, L.S. Starrett Co. and Federal Products Co. (Inc.), a subsidiary of Esterline Technologies Corporation. Marposs S.p.A. is a major competitor of the CM Division for custom metrology sales. Marposs, which is based in Italy, competes with the CM Division through its sales subsidiaries in all major markets.

  Backlog
  -------

  The Company's backlog of product orders was $61,000 at year-end 1994, compared to $26,000 and $30,000 at year-end 1993 and 1992, respectively. Backlog at year-end 1994 includes $26,000 attributable to DEA.

  All of the orders included in the Company's year-end 1994 backlog were requested to be filled and completed within one year and are, subject to possible customer cancellation, expected to be completed in 1995.

  Significant Customers
  ---------------------

  The Company has no single customer which accounts for 10% or more of its consolidated net sales however, the automotive manufacturers worldwide (excluding their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major manufacturers would have a substantial effect upon the Company.

  Working Capital
  ---------------

  A substantial amount of working capital is normally required to carry the inventory and accounts receivable that are necessary in the Company's businesses. Working capital was $102,883 at year-end 1994 compared to $46,025 at year-end 1993. See the discussion of working capital in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
  Item 7 of this Annual Report.

Segment Information
-------------------
                                                 1994        1993       1992
                                                   (dollars in thousands)

Business Segments:

Metrology
Net sales                                    $  205,000   $ 155,133   $ 152,201
Operating profit (loss)                          (6,673)      1,652      (8,857)
 Percent                                           (3.2)%       1.1%       (5.8)%
Identifiable assets                             265,598     157,699     153,766
Capital expenditures                              8,929       4,356      12,424
Depreciation                                      6,442       5,781       6,591

General Products (through April 1993)
Net sales                                    $      --    $   1,902   $   8,494
Operating profit (loss)                             --         (932)        760
 Percent                                            --       (49.0)%        8.9%
Identifiable assets                                 --          --        7,680
Capital expenditures                                --          43           50
Depreciation                                        --          81          245

Geographic Area:
Sales to Unaffiliated
Customers:
 United States                               $  83,901    $ 72,257    $  69,810
 Europe                                         92,770      61,891       70,692
 Other                                          28,329      22,887       20,193
                                             ---------    --------    ---------
                                             $ 205,000    $157,035    $ 160,695
                                             ---------    --------    ---------

Transfers Between
Geographic Areas:
 United States                               $   3,144    $  4,040    $   5,542
 Europe                                         19,288      12,365       12,167
                                             ---------    --------    ---------
                                             $  22,432    $ 16,405    $  17,709
                                             ---------    --------    ---------

                                                 1994        1993       1992
                                                      (dollars in thousands)
Operating Profit (Loss):
 United States                               $  1,303     $  5,151    $   1,283
 Europe                                        (7,976)      (4,431)      (9,380)
                                             --------     --------    ---------
                                             $ (6,673)    $    720    $  (8,097)
                                             --------     --------    ---------
Identifiable Assets:
 United States                               $ 74,252     $ 39,521    $  34,537
 Europe                                       191,346      118,178      126,909
 Corporate                                      6,676        8,172        4,640
                                             --------     --------    ---------
                                             $272,274     $165,871     $166,086
                                             --------     --------    ---------

ITEM 2 - PROPERTIES
---------------------------

The following table sets forth certain information concerning Brown & Sharpe's major operating facilities:

                                     Owned/                                                                    Approximate
   Location                          Leased                           Principal Use                          Square Footage
   --------                          ------                           -------------                          --------------
Unites States
  N. Kingstown, Rhode
   Island                            Owned            Manufacturing, Engineering, Sales,
                                                      and Administration                                          343,000(1)
  Poughkeepsie, New York             Owned            Manufacturing                                                58,000
  Livonia, Michigan                  Leased           Sales and Administration                                     57,000
  Farmington Hills,
   Michigan                          Leased           Sales                                                        24,000

Italy
  Moncalieri                         Leased           Engineering, Sales, and Administration                      260,000
  Grugliasco                         Leased           Assembly                                                    105,000
  Moncalieri                         Leased           Manufacturing                                                70,000

Switzerland
  Renens                             Owned            Manufacturing, Engineering, Sales,
                                                      and Administration                                          139,000
  Rolle                              Owned            Manufacturing                                                51,000

Germany
  Wetzlar                            Owned            Manufacturing, Engineering, Sales,
                                                      and Administration                                          280,000
  Ludwigsburg                        Leased           Sales                                                        15,000
  Frankfurt                          Leased           Sales                                                        11,000

United Kingdom
  St. Albans                         Owned            Manufacturing and Sales                                      36,000
  Telford                            Leased           Manufacturing, Engineering, Sales,
                                                      and Administration                                           32,000
  Leicester                          Owned            Manufacturing                                                14,000
  Swindon                            Leased           Sales                                                         7,500
  Bedford                            Leased           Manufacturing, Sales, and Administration                      5,000
  Plymouth                           Leased           Manufacturing, Sales, and Administration                      5,000

                  Owned/                                          Approximate
    Location      Leased              Principal Use              Square Footage
----------------  ------  -------------------------------------  --------------

  France
     Luneville    Leased  Manufacturing, Engineering, and Sales          77,100
     Villeban     Leased  Sales                                          18,000

  Spain
     Barcelona    Leased  Sales                                          16,000


------
  (1) Excludes approximately 417,000 square feet leased to unrelated parties.

  In addition, Brown & Sharpe leases smaller sales offices located in the United States, Europe, and Asia. In the opinion of management, Brown & Sharpe's properties are in good condition and adequate for Brown & Sharpe's business as presently conducted.

  ITEM 3 - LEGAL PROCEEDINGS
  --------------------------

  Litigation
  ----------

  Refer to Note 8 "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

  There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1994.

  ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT
  ----------------------------------------------

  The following table summarizes information regarding Executive Officers of the Company as of March 4, 1994:


  Name               Age  Positions Held During the Last Five Years
  ----               ---  -----------------------------------------
  Fred M. Stuber      56  President & Chief Executive Officer since January, 1991;
                          previously Vice President & Managing Director - Tesa, S.A.
                          since May 1, 1989.

  Charles A. Junkunc  52  Vice President & Chief Financial Officer since May 1,
                          1992; previously self-employed consultant since November
                          1990; previously Senior Vice President - Finance and Chief
                          Financial Officer of Data Products Corporation (manufacturer of computer printers) since April 1987.

  Antonio Aparicio    44  Vice President & General Manager - Precision Measuring
                          Instruments since September 1991; previously Marketing
                          Director - Precision Measuring Instruments.

  John Cooke          58  Vice President & General Manager - Custom Metrology since
                          September 1991; previously Managing Director of Tesa
                          Metrology Limited (a subsidiary).

  Karl J. Lenz        49  Vice President since September 1991: General Manager - Leitz
                          Messtechnik GmbH since June 1990; previously General Manager
                          - Messtechnik Division of Leica Industrieverwaltung.


  Name               Age  Positions Held During the Last Five Years
  ----               ---  -----------------------------------------

  Richard F. Paolino  50  Vice President & General Manager - Measuring Systems.

  John M. Lochner     48  Controller and principal accounting officer.


  To the best of the knowledge of the Registrant, none of the Executive Officers has any family relationships with any of the others. Each Executive Officer holds office until the first meeting of the Board of Directors following the next Annual Shareowners' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

                                    PART II
                                    -------

  ITEM 5 -  MARKET PRICE OF THE REGISTRANT'S COMMON
  -------------------------------------------------
            STOCK AND RELATED SECURITY HOLDER MATTERS
            -----------------------------------------

  The Class A Common Stock is listed on the New York Stock Exchange with a symbol "BNS". At March 16, 1995, the Company had 1,322 shareowners of record of its Class A Common Stock and 1,018 shareowners of record of its Class B Common Stock. The quarterly high and low closing prices of the Class A Common Stock on the New York Stock Exchange (the Class B Common Stock is not traded and is subject to restrictions on transfer) were a high of $6.88 and a low of $5.63 in 1995 through February 28 and were reported during fiscal 1994 and 1993 as presented below.


Fiscal Year           High    Low
-----------           -----  -----

1994
 4th Quarter          $7.25  $5.25
 3rd Quarter           7.50   6.00
 2nd Quarter           6.75   5.75
 1st Quarter           8.00   6.25

1993
 4th Quarter          $8.63  $6.75
 3rd Quarter           8.63   7.38
 2nd Quarter           9.00   7.63
 1st Quarter           9.38   6.38


  No dividends have been paid by the Company since 1990. Dividend payments have been suspended in order to conserve cash. Also, payment of dividends is currently not permitted under an existing loan facility. See Note 5 "Short-Term Borrowings" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

  ITEM 6 - SELECTED FINANCIAL DATA
  --------------------------------

  The following selected consolidated financial data should be reviewed in conjunction with Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

(dollars in thousands, except per share data,
  number of shareowners, and employees)                                    1994       1993       1992       1991       1990
  Continuing Operations for the year:
  Net sales                                                             $ 205,000   $157,035    $160,695   $175,847   $176,703
  Operating profit (loss)                                                  (6,673)       720      (8,097)      (306)   (12,089)
   Percent                                                                   (3.2)%       .5%       (5.0)%      (.2)%     (6.8)%
  Net (loss)                                                              (14,335)    (2,416)     (7,984)    (2,901)   (12,237)
  Average shares outstanding (thousands)                                    6,057      4,969       4,899      4,639      4,574
  Per common share:
   Net (loss)                                                               (2.37)      (.49)      (1.63)      (.62)     (2.67)
   Cash dividends declared:    Class A                                        --         --          --         --         .32
                               Class B                                        --         --          --         --         .24
  At year-end:
  Backlog                                                                  61,000     26,000       30,000    23,000     38,000
  Assets                                                                  272,274    165,871      166,086   183,748    205,912
  Current ratio                                                              1.95       1.73         1.81      2.17       1.64
  Long-term debt                                                           70,215     32,696       34,626    35,310     21,667
  Total debt                                                               92,613     64,500       60,700    61,369     58,053
  Equity                                                                   78,925     63,520       66,674    80,268     82,893
   Per share                                                                 9.12      12.78        13.43     16.67      18.06
  Debt ratio                                                                 .540       .504         .477      .433       .412
  Number of shareowners                                                     4,100      4,900        5,400     5,100      4,800
  Employees                                                                 2,370      1,543        1,768     2,000      2,197

  Note: The above tabulation includes the effects of substantial acquisitions, particularly in 1994, and should be evaluated accordingly.

  ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ---------------------------------------------------------------------
            AND RESULTS OF OPERATIONS  (dollars in thousands)
            -------------------------

  In completing its transformation from a machine tool company to a dimensional metrology company, Brown & Sharpe has made a number of acquisitions and divestitures that have impacted, and will continue to impact, its results of operations and liquidity. At the end of the first quarter of 1994, Brown & Sharpe acquired Roch and Mauser, and at the end of the third quarter of 1994, Brown & Sharpe acquired DEA. During the first and second quarters of 1993, Brown & Sharpe sold its machine tool spare parts and rebuild operations. During the first quarter of 1992, Brown & Sharpe sold its pump operations and its 80% ownership interest in GageTalker Corporation, a provider of data collection and statistical process control systems ("GageTalker"). In late 1991, Brown & Sharpe purchased Thomas Mercer Limited, a manufacturer of metrology devices that is now included in the PMI Division ("Mercer"). At the end of the second quarter of 1990, Brown & Sharpe acquired Leitz, a manufacturer of high accuracy CMMs. The DEA Acquisition has had and will have a significant impact on Brown & Sharpe's results of operations and liquidity and financial resources. While DEA sales were $101.4 million in 1994 compared to $112.4 million in 1993, and while DEA was not profitable in 1994 or 1993, only DEA's fourth quarter 1994 results -- namely sales of $37.6 million, operating income of $3.6 million, and net income of approximately $4.1 million, after external interest expense of $0.3 million and other income net of $0.8 million, are included in Brown & Sharpe's results below. The following discussion of Brown & Sharpe's historical financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Brown & Sharpe and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS
                                                             Year Ended
                                                             ----------
                                                   Dec. 31,    Dec. 25,    Dec. 26,
                                                     1994        1993        1992
                                                    ------       -----     ------
  Net sales.....................................     100.0%       100.0%     100.0%
  Cost of goods sold............................      69.7         70.6       72.4
  Selling, general, and administrative expense..      31.6         29.0       32.7
  Restructuring charges.........................       2.0           --         --
                                                    ------        -----     ------
   Operating profit (loss)......................      (3.3)         0.5       (5.0)
  Interest expense..............................       3.2          3.2        3.3
  Other income, net.............................       0.7          1.8        1.3
                                                    ------        -----     ------
  Loss before income taxes......................      (5.8)        (1.0)      (7.0)
  Income tax provision (benefit)................       1.2          0.5       (2.0)
                                                    ------        -----     ------
  Net loss......................................      (7.0)%       (1.5)%     (5.0)%
                                                    ======        =====     ======

  Year Ended December 31, 1994 Compared to Year Ended December 25, 1993

  Orders. Orders totaled $209.9 million in 1994, an increase of $54.0 million, or 34.6%, from the prior year. Adjusted to exclude orders of businesses acquired in 1994 and sold in 1993, orders in 1994 increased $15.8 million or 10.1% compared to 1993. The remaining increase resulted primarily from customer orders of DEA products since its acquisition on September 28, 1994 of $28.7 million, orders of Roch and MPM products since their acquisition on March 24, 1994 of $8.4 million, and an effect of increased orders of about $3.0 million as a result of strengthening of certain European currencies against the U.S. dollar in 1994. Also, the machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $1.9 million of orders in 1993. CMM equipment machine orders increased in 1994 from the canning industry, and PMI orders increased, primarily from its European distributors. MS orders were higher in 1994 than in 1993. Backlog at December 31, 1994 increased to $61.0 million, including $26.4 million from the purchase of DEA and $1.7 million from the purchase of Roch and MPM, as compared with $26.1 million at year end 1993.

  Net Sales. Net sales in 1994 were $205.0 million, an increase of $48.0 million or 30.6% from the prior year. The increase resulted primarily from sales of DEA products and services since its acquisition of $37.6 million, sales of Roch and MPM products of $7.8 million, and an effect of increased sales of about $3.3 million as a result of strengthening of certain European currencies against the U.S. dollar in 1994. Also, $1.9 million of sales in 1993 were attributable to machine tool spare parts and rebuild operations sold in early 1993. Excluding the effect of these items, sales increased $1.2 million, or 0.8%, from 1993. Excluding DEA, MS 1994 net sales were 2.9% below 1993, largely as a result of entering 1993 with a larger backlog than at the beginning of 1994. In 1994, increasing U.S. orders have been received for larger value, larger size machines which are not generally included in sales until subsequent quarters due to required lead times. Net sales of PMI and CM products increased from the prior year primarily due to the resolution of the financial difficulties of a German distributor, which had depressed net sales in 1993.

  Gross Profit. Gross profit margin increased to 30.3% in 1994 compared to 29.4% in 1993. Excluding DEA, gross profit declined to 29.1% in 1994. The Company's gross profit includes benefits from the liquidation of LIFO inventories of $0.6 million and $0.7 million in 1994 and 1993, respectively. During 1994, the Company recorded inventory write-downs amounting to $3.7 million, almost totally at European operations, compared to $0.3 million reduction of inventory reserves in 1993.

  Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") was $64.7 million or 31.6% of net sales compared to $45.5 million or 29.0% of net sales in 1993. In 1994, exclusive of DEA SG&A of $9.9 million, SG&A was 32.8% of sales. The increase in 1994 was generally due to special items including an extra week of expenses in fiscal 1994 or about $1 million compared to 1993, the receipt of U.S. litigation proceeds in 1993 of about $.5 million, the addition of Roch and MPM SG&A costs since acquisition in late March 1994 of about $2.2 million, and the recording in the second quarter of 1994 of a provision increasing the allowance for uncollectible accounts receivable by about $.6 million for collection uncertainties arising from one prior year sale to a single customer. SG&A also increased during the fourth quarter of 1994 because of increased use of consultants, relocation, and other costs arising as a result of the DEA and Roch acquisitions.

  Restructuring Charges. Restructuring charges amounted to $4.2 million in 1994 ($1.0 million and $3.2 million in the third and fourth quarters, respectively), principally Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs of $2.4 million associated with integrating Brown & Sharpe's existing operations with those of DEA, acquired on September 28, 1994, and $1.8 million of such costs arising from the acquisition of Roch in France on March 24, 1994. Additional Brown & Sharpe integration actions contemplated for 1995 are likely to result in the recording of additional restructuring charges of up to about $1 million.

  Operating Profit (Loss). Brown & Sharpe generated an operating loss of $6.7 million in 1994 compared to an operating profit of $0.7 million in 1993. Excluding restructuring charges and inventory writedowns, 1994 operating profit was $1.2 million. DEA generated an operating profit of $3.6 million in the fourth quarter of 1994 subsequent to its acquisition. In the United States, operating profit for 1994 totaled $1.3 million compared to an operating profit of $5.2 million in 1993. The lower operating profit in the U.S. in 1994 was substantially due to the increased cost of European purchased goods resulting from unfavorable foreign currency exchange rates and the additional week of selling, general and administrative expense in 1994, the 53rd week, as well as due to the other reasons discussed above. Brown & Sharpe believes that its normal sales pattern would not generally result in proportionate increases in net sales in a fifty three week year as compared to a fifty two week year. In 1995, Brown & Sharpe will change its reporting year to the calendar year. Foreign operations generated a loss of $8.0 million in 1994 compared to an operating loss of $4.4 million in 1993. Excluding restructuring charges and inventory writedowns, foreign operations generated a loss of $0.7 million in 1994.

  Interest Expense. Interest expense totaled $6.6 million in 1994 compared to $5.1 million in 1993. This increase reflects a $19.8 million increase in the average annual balance of borrowings, primarily the $16.8 million of debt on the balance sheets of the companies acquired in 1994, with a slight decrease in the average effective interest rate in 1994.

  Other Income, Net. Other income, net was $1.3 million in 1994 and $2.8 million in 1993. In 1994, the Company recorded foreign exchange gains of $1.1 million and interest income of $0.5 million whereas in 1993, the Company recorded a $2.0 net gain on the sale of certain small business operations and interest income of $0.3 million.

  Income Tax Provision. The provisions for income taxes for 1994 and 1993 include foreign, federal, and state income taxes. The income tax expense in 1994 resulted from foreign income tax of $0.8 million for certain profitable European entities and U.S. tax provisions of $3.5 million for 1994 U.S. profit and for adjustment of prior tax provisions. Deferred credits amount to $1.9 million. The income tax expense in 1993 resulted largely from profits in the U.S. Brown & Sharpe continues to have substantial loss carryforwards in most European countries.

  Year Ended December 25, 1993 Compared to Year Ended December 26, 1992

  Orders. Orders totaled $155.9 million in 1993, a decline of $12.9 million, or 7.6% , from the prior year. The decrease resulted principally from the sale of the machine tool spare parts and rebuild operations in the first quarter of 1993, which represented $8.6 million of incoming orders in 1992 compared to $1.9 million of incoming orders in 1993. In addition, weakening of certain European currencies against the U.S. dollar resulted in a decrease in reported 1993 orders of approximately $4.8 million compared to 1992. Excluding the effect of these items, 1993 orders increased $1.0 million from 1992. Backlog was $26.1 million at year-end 1993, compared with $30.2 million at year-end 1992, which was a particularly high level for Brown & Sharpe's metrology business. The decrease in backlog resulted principally from a decrease in orders in 1993 as compared to 1992.

  Net Sales. Net sales in 1993 were $157.0 million, a decrease of $3.7 million or 2.3%, as compared to $160.7 million in 1992. The weakening of certain European currencies against the U.S. dollar caused a decrease of $5.0 million in net sales in 1993 as compared to 1992. In addition, in the first and second quarters of 1993, Brown & Sharpe disposed of its machine tool spare parts and rebuild operations, which accounted for $1.9 million and $8.5 million of net sales in 1993 and 1992, respectively. Excluding the effect of these items, net sales in 1993 increased $7.9 million from the prior year.
  Net sales in the United States increased to $72.3 million in 1993 from $69.8 million in 1992, an increase of 3.5%. The increase was primarily due to improvements in the U.S. economy and in the automotive industry in particular and was reflected in increased sales of both CMMs and PMI division products. The increase in U.S. net sales was offset by a $6.7 million reduction resulting from the sale of the machine tool parts and rebuild operations. In Europe, net sales declined to $62.2 million in 1993 from $70.7 million in 1992, or 11.9%, as a result of the continuing recession in Europe and the weakening of certain European currencies against the U.S. dollar. Net sales in the rest of the world totaled $22.5 million in 1993, up 11.6% from sales of $20.2 million in 1992. This increase was principally due to increased sales in Asia.

  Gross Profit. Gross profit margin increased to 29.4% in 1993 from 27.6% in 1992. In 1992, cost of goods sold included inventory write-offs of $2.0 million resulting from the introduction of new products that replaced certain of Brown & Sharpe's existing products and $2.5 million of costs, primarily employee severance expenses at Brown & Sharpe's German and Swiss manufacturing facilities in response to declining sales. Brown & Sharpe's gross profit for these years also reflects benefits from the liquidation of LIFO inventories of $9.8 million in 1992 and $0.7 million in 1993 resulting from successful efforts to reduce inventory in the United States. Gross profit in 1993 was also reduced as a result of the weakening of certain European currencies against the U.S. dollar. Excluding the effect of these items, gross profit was $46.7 million in 1993, or a margin of 29.7%, compared to $39.1 million in 1992, or a margin of 24.3%. This improvement reflects the benefits of Brown & Sharpe's cost control efforts described above.

  Selling, General, and Administrative Expense. SG&A expense was $45.5 million in 1993 and $52.5 million in 1992. As a percentage of net sales, SG&A expense decreased to 29.0% in 1993 from 32.7% in 1992. SG&A expense in 1992 includes approximately $2.6 million of costs, primarily for employee severance at European facilities, and $1.5 million of incentive compensation related to the acquisition of the remaining minority interest in Technicomp, Brown & Sharpe's education quality training products subsidiary.

  Operating Profit (Loss). Operating profit was $0.7 million in 1993 compared to an operating loss of $8.1 million in the prior year. Excluding an operating loss of $0.9 million attributable to the divested machine tool operations, operating profit in 1993 totaled $1.7 million. In the United States, operating profit increased substantially in 1993 to $5.2 million from $1.3 million in 1992 for the reasons discussed earlier. Although the European recession continued, Brown & Sharpe's European operations generated improved results, posting an operating loss of $4.4 million in 1993 compared to an operating loss of $9.4 million in 1992.

  Interest Expense. Interest expense declined to $5.1 million in 1993 from $5.3 million in 1992 principally due to a reduction in interest rates on Brown & Sharpe's borrowings.

  Other Income, Net. Other income, net increased to $2.8 million in 1993 from $2.1 million in 1992. Other income in 1993 included a $2.0 million net gain on the sale of the machine tool parts and build operations, and other income in 1992 included a net gain of $0.6 million on the sale of an office building and an aggregate of $0.6 million on the sale of the pump operation and Brown & Sharpe's interest in GageTalker.

  Income Tax Provision (Benefit). The provisions for income taxes for 1993 and 1992 include foreign, federal, and state income taxes. Income tax expense totaled $0.8 million in 1993 based on a consolidated pretax loss of $1.6 million. The income tax expense in 1993 resulted largely from profits in the United States. Brown & Sharpe has substantial loss carryforwards in European countries and tax credit carryforwards in the United States. In 1992, Brown & Sharpe recorded a tax benefit of $3.3 million in 1992 on a pretax loss of $11.2 million, an effective rate of 28.9%.

  Seasonality. The capital equipment purchasing cycle in the industries that purchase the Company's products is such that the fourth quarter calendar year-end typically represents the largest shipment period as many of its customers desire to take delivery or products during that period. As a result of the seasonal impact of the capital goods purchasing cycle, the effect of which has been accentuated by the Company's acquisition of DEA, the Company expects to report a loss for the first quarter of 1995.



  LIQUIDITY AND CAPITAL RESOURCES

  In recent years, Brown & Sharpe has met its liquidity needs, including capital expenditures, working capital needs, and the funding of operating losses, through cash generated from operations, sale proceeds of discontinued businesses, borrowings under secured and unsecured lines of credit, and under a renewable secured two-year revolving credit facility, "The Facility", from a commercial lender entered into in June 1993 at $15 million and increased in September 1994 to $25 million through September 1997 with automatic annual renewal thereafter, subject to termination provisions in the agreement.

  In conjunction with the DEA acquisition which was consummated on September 28, 1994, Brown & Sharpe completed new long-term and short-term financing arrangements including: an $8.5 million, 5 year term - 10 year amortization, mortgage secured by Brown & Sharpe's facility in North Kingstown, Rhode Island; $25 million of three-year term loans with $6.7 million and $18.3 million borrowed from the New York branches of two Italian banks, both loans having interest as periodically selected by Brown & Sharpe at the rate of libor plus 0.6% or prime for each of the banks, and both of which loans are guaranteed by Finmeccanica S.p.A.; and the restructured $15 million secured revolving credit facility "The Facility", with a commercial lender, that was increased to $25 million with a maturity date of September 30, 1997 with automatic annual renewal thereafter and providing for the pledge of additional collateral, namely 65% of the shares of stock of DEA S.p.A., subject to termination provisions in the agreement, and also the accounts receivables, inventories, and certain other assets of the United States subsidiary of DEA S.p.A. In addition, as part of the DEA acquisition, the Company acquired $3,232 of debt due to Instituto Mobiliare Italiano (IMI) at interest rates ranging from 2.1% to 10.1% with repayments through 2000.

  Amounts outstanding under Brown & Sharpe's lines of credit are payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by other assets. The Facility provides for demand borrowings based on a percentage of eligible domestic accounts receivable and finished inventory, is secured by substantially all domestic assets (including the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries), and requires maintenance of a minimum current ratio, a maximum ratio of debt to adjusted net worth, minimum adjusted net worth and minimum working capital, all as defined. At December 31, 1994, Brown & Sharpe had borrowings of $19.2 million under the lines of credit compared to total availability at that date of $62.0 million under the lines of credit including lines of credit for DEA in an amount of $17.4 million. As of December 31, 1994, there were borrowings of $4.3 million outstanding under the secured revolving credit facility.

  Management believes that the availability of borrowings, following completion of the DEA acquisition and the new financing arrangements described above, together with cash flow from current levels of operations and anticipated cost savings from the integration of DEA, Roch and Mauser, will be sufficient to meet operational cash requirements (including one-time costs in integrating Roch, Mauser, and DEA), working capital requirements and planned capital expenditures well into 1997. However, failure to achieve anticipated cost savings from the integration of DEA, Roch, and Mauser, or unexpected delays in or costs related to the integration, could have a material adverse effect on Brown & Sharpe's liquidity.

  Cash Flow. The net loss of $14.3 million in 1994, reduced by depreciation and other non-cash items of $6.8 million used cash of $7.5 million before net change in working capital of $2.9 million which resulted in operations using $10.3 million of cash.

  In 1994, investment transactions used cash of $0.8 million, of which capital expenditures were $5.5 million, as compared with depreciation of $6.4 million in 1994, and cash pledged of $6.1 million was released in 1994. Proceeds from the sale of the spares and rebuild operations of $8.7 million in 1993 partially offset capital expenditures of $4.4 million and cash of $6.1 million which became restricted in support of certain foreign lines of credit borrowings.

  Cash provided from financing transactions was $15.4 million in 1994 compared to $4.8 million in 1993. This largely resulted from the new financing described above.

  Working Capital. Working capital was $102.9 million at the end of 1994 compared to $46.0 million at the end of 1993. This change resulted largely from the purchase of DEA which provided about $37.0 million of working capital. Inventories increased to $88.6 million at December 31, 1994, an increase of $34.7 million ($33.1 million of which is DEA inventory) from the end of 1993, and accounts receivable increased to $108.2 million ($72.5 million of which is DEA receivables) at December 31, 1994, an increase of $63.7 million from year end 1993 which did not require a substantial use of cash because this primarily resulted from Brown & Sharpe's purchase of Roch and Mauser at the end of the first quarter of 1994 and DEA at the end of the third quarter of 1994, both using Brown & Sharpe Shares of Class A Common Stock. Also, total debt increased $28.1 million to a total of $92.6 million at December 31, 1994 as compared to $64.5 million outstanding at December 25, 1993 due to debt of Roch and DEA existing at their respective acquisition dates, increased borrowing to fund operating losses, and foreign currency exchange rate changes. During 1994, however, short-term debt and current installments of long-term debt declined $9.4 million causing a corresponding increase in working capital.

  Capital Expenditures. Brown & Sharpe's capital expenditures net of disposal proceeds were approximately $5.5 million in 1994 compared to $3.8 million in 1993. DEA capital expenditures totaled $1.1 million in 1994 of which $0.8 million was expended prior to its acquisition compared to $2.0 million in 1993. Management estimates that annual capital expenditures of approximately $6.0 million to $8.0 million are required to tool new products, improve product and service quality, expand the distribution network, and support the operations of the combined Company. Planned capital expenditures in 1995 will include an aggregate of approximately $2.3 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

  Acquisitions and Divestitures. There were no divestitures in 1994, and Roch and its affiliate, Mauser, were acquired in late March 1994, and DEA S.p.A. and its subsidiaries were acquired in late September 1994. Proceeds from the sale of the machine tool parts and rebuild operations completed during the first half of 1993 provided $8.7 million of cash.

  On September 28, 1994, Brown & Sharpe purchased from Finmeccanica S.p.A. the DEA Group of metrology companies and business units. DEA, headquartered in Turin, Italy, manufactures and markets worldwide a variety of types of coordinate measuring machines and systems. Sales of DEA products worldwide in 1994 were $101.4 million, compared to $112.4 million in 1993. (Only DEA fourth quarter 1994 sales of $37.6 million are included with the Company's net sales.) Brown & Sharpe issued 3,450,000 shares of Brown & Sharpe Class A Common Stock with a market value at the closing of $22,856 to Finmeccanica. This purchase price is subject to a post closing purchase price adjustment.
  In connection with the Closing of the DEA Acquisition, Brown & Sharpe and Finmeccanica entered into a Shareholders' Agreement providing, among other things, for a limitation on Finmeccanica's percentage ownership of Brown & Sharpe common stock, a Finmeccanica preemptive right to elect to acquire a portion of future issuances of stock by Brown & Sharpe in order to maintain its percentage ownership of Brown & Sharpe on a fully diluted basis (as defined) until December 31, 1998 (or earlier upon the happening of certain specified events), and a requirement that Finmeccanica not transfer the acquired Brown & Sharpe shares to any person other than Brown & Sharpe for a specified period and affording Brown & Sharpe certain rights of refusal with respect thereto for a further specified period. Under the Shareholders'

  Agreement, Brown & Sharpe's Board of Directors was increased from seven to ten, and Finmeccanica has three representatives on the Brown & Sharpe Board.

  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------

  Index to Financial Statements                                    Page Number
  -----------------------------                                    -----------
  Report of Independent Accountants                                         22

  Consolidated Statement of Income (Loss) for the Years Ended
  December 31, 1994; December 25, 1993; and December 26, 1992               23

  Consolidated Balance Sheet at December 31, 1994 and
  December 25, 1993                                                         24

  Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1994; December 25, 1993; and December 26, 1992               25

  Consolidated Statement of Shareowners' Equity for the Years
  Ended December 31, 1994; December 25, 1993; and December 26, 1992         26

  Notes to Consolidated Financial Statements                           27 - 39

  REPORT OF INDEPENDENT ACCOUNTANTS
  To the Shareowners and Directors
   of Brown & Sharpe Manufacturing Company:

  We have audited the consolidated financial statements and the financial statement schedules of Brown & Sharpe Manufacturing Company listed in Item 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown & Sharpe Manufacturing Company as of December 31, 1994 and December 25, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                    COOPERS & LYBRAND L.L.P.

  Boston, Massachusetts
  March 29, 1995

  Brown & Sharpe Manufacturing Company
  Consolidated Statement of Income (Loss)
  For the Years Ended December 31, 1994; December 25, 1993; and December 26,
  1992
  (dollars in thousands, except per share data)

                                                   1994        1993        1992
  Net sales                                      $ 205,000   $157,035   $ 160,695
  Cost of goods sold                               142,776    110,841     116,283
  Selling, general and administrative expense       64,728     45,474      52,509
  Restructuring expense                              4,169         --          --
                                                 ---------   --------   ---------
   Operating profit (loss)                          (6,673)       720      (8,097)
  Interest expense                                   6,575      5,100       5,272
  Other income, net                                  1,313      2,764       2,135
                                                 ---------   --------   ---------
   Income (loss) before income taxes               (11,935)    (1,616)    (11,234)
  Income tax provision (benefit)                     2,400        800      (3,250)
                                                 ---------   --------   ---------
  Net income (loss)                              $ (14,335)  $ (2,416)  $  (7,984)
                                                 =========   ========   =========
  Primary and fully diluted net loss per
  common share                                   $   (2.37)  $   (.49)  $   (1.63)
                                                 =========   ========   =========

  The accompanying notes are an integral part of the financial statements.

Brown & Sharpe Manufacturing Company
Consolidated Balance Sheet
At December 31, 1994 and December 25, 1993
(dollars in thousands, except per share data)

                                                                                                               1994       1993
  ASSETS
  Current Assets:
   Cash and cash equivalents                                                                               $  6,676   $  2,094
   Restricted cash                                                     -                                                 6,078
   Accounts receivable, net of allowances for doubtful
     accounts of $3,103 and $1,320                                                                          108,234     44,525
   Inventories                                                                                               88,639     53,963
   Deferred income taxes, less valuation allowance
     of 38,100 and 13,700, respectively                                                                       2,000      1,000
   Prepaid expenses and other current assets                                                                  5,981      2,031
                                                                                                           --------   --------
      Total current assets                                                                                  211,530    109,691
  Property, plant and equipment:
   Land                                                                                                       6,858      6,398
   Buildings and improvements                                                                                33,124     32,315
   Machinery and equipment                                                                                   85,583     77,053
                                                                                                           --------   --------
                                                                                                            125,565    115,766
   Less-accumulated depreciation                                                                             80,210     72,212
                                                                                                           --------   --------
                                                                                                             45,355     43,554
  Other assets                                                                                               15,389     12,626
                                                                                                           --------   --------
                                                                                                           $272,274   $165,871
                                                                                                           --------   --------
  LIABILITIES AND SHAREOWNERS' EQUITY
  Current Liabilities:
   Notes payable and current installments of long-term debt                                                $ 22,398   $ 31,804
   Accounts payable                                                                                          36,896     12,716
   Accrued expenses and income taxes                                                                         49,353     19,146
                                                                                                           --------   --------
      Total current liabilities                                                                             108,647     63,666
  Long-term debt                                                                                             70,215     32,696
  Deferred income taxes                                                                                       1,737      1,763
  Unfunded accrued pension cost                                                                               5,035      4,226
  Termination indemnities                                                                                     7,715         --
  Shareowners' Equity:
   Preferred stock, $1 par value;
     authorized 1,000,000 shares                                                                                 --         --
   Common stock:  Class A, par value $1; authorized 15,000,000
      shares; issued 8,122,086 in 1994 and 4,431,890 shares in 1993                                           8,122      4,432
      Class B, par value $1; authorized 2,000,000 shares;
      issued 534,821 in 1994 and 547,604 shares in 1993                                                         535        548
   Additional paid in capital                                                                                66,412     45,710
   (Deficit) earnings employed in the business                                                               (9,958)     4,377
   Cumulative foreign currency translation adjustment                                                        14,530      9,394
   Treasury stock; 7,492 shares in 1994
     and 8,076 shares in 1993, at cost                                                                         (151)      (163)
   Unearned compensation                                                                                       (565)      (778)
                                                                                                           --------   --------
      Total shareowners' equity                                                                              78,925     63,520
                                                                                                           --------   --------
                                                                                                           $272,274   $165,871
                                                                                                           ========   ========

  The accompanying notes are an integral part of the financial statements.

Brown & Sharpe Manufacturing Company
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1994; December 25, 1993;
and December 26, 1992
(dollars in thousands)

                                                                                         1994      1993       1992
  Cash Provided by (Used in) Operations:
   Net Loss                                                                          $(14,335)  $(2,416)  $ (7,984)
   Adjustment for Noncash Items:
     Depreciation and amortization                                                      6,743     6,355      7,330
     Pension credits and charges                                                          212       269        762
     Deferred income taxes                                                               (139)      500     (3,600)
     Gain on sale of operations                                                            --    (2,182)      (628)
   Changes in Working Capital:
     Accounts receivable                                                              (15,912)   (8,204)     6,925
     Inventories                                                                        7,103       957       (577)
     Prepaid expenses and other current assets                                          1,001       323       (859)
     Accounts payable and accrued expenses                                              4,932    (1,455)     2,826
     Net assets of discontinued operations                                                 --        --      1,912
                                                                                     --------   -------   --------
   Net Cash Provided by (Used in) Operations                                          (10,395)   (5,853)     6,107
                                                                                     --------   -------   --------

  Investment Transactions:
   Acquisitions                                                                            --        --     (1,604)
   Capital expenditures                                                                (8,929)   (4,399)   (12,555)
   Proceeds from dispositions                                                           3,456       599         81
   Proceeds from sale of operations                                                        --     8,700      3,615
   Cash equivalent pledged                                                              6,078    (6,078)        --
   Other investing activities                                                          (1,422)     (508)    (2,270)
                                                                                     --------   -------   --------
    Net Cash (Used in) Investment Transactions                                           (817)   (1,686)   (12,733)
                                                                                     --------   -------   --------
  Financing Transactions:
   Increase in long-term and short-term debt                                           39,584     5,778      4,877
   Payment of long-term and short-term debt                                           (24,165)     (968)    (2,414)
                                                                                     --------   -------   --------
     Net Cash Provided by
      Financing Transactions                                                           15,419     4,810      2,463
                                                                                     --------   -------   --------
  Effect of Exchange Rate Changes on Cash                                                 375       183        456
                                                                                     --------   -------   --------
  Cash and Cash Equivalents:
   Increase (decrease) during the year                                                  4,582    (2,546)    (3,707)
   Beginning balance                                                                    2,094     4,640      8,347
                                                                                     --------   -------   --------
   Ending balance                                                                    $  6,676   $ 2,094   $  4,640
                                                                                     --------   -------   --------
  Supplementary Cash Flow Information:
   Interest paid                                                                     $  6,223   $ 4,942   $  4,500
                                                                                     --------   -------   --------
   Taxes paid                                                                        $  1,496   $ 1,158   $    552
                                                                                     --------   -------   --------

  The accompanying notes are an integral part of the financial statements.

  Brown & Sharpe Manufacturing Company
  Consolidated Statement of Shareowners' Equity
  For the Years Ended December 31, 1994; December 25, 1993; and December 26,
  1992
  (dollars in thousands, except per share data)

                                                               (Deficit)  Cumulative
                                         Common                 Earnings    Foreign
                                          Stock    Additional   Employed    Currency
                                          $1 Par     Paid In     in the   Translation   Treasury     Unearned
                                          Value      Capital    Business   Adjustment     Stock    Compensation
  Balance - December 28, 1991             $4,979      $45,710   $ 16,795     $16,280      $(3,496)     $   --

  Net Loss                                  --          --        (7,984)       --           --            --
  Treasury stock transactions               --          --          (691)       --          1,008          --
  Restricted stock awards                   --          --        (1,226)       --          2,152         (833)
  Foreign currency
   translation adjustment                   --          --           --       (6,020)         --           --
                                         -------     --------    -------     -------     --------      --------
  Balance - December 26, 1992              4,979       45,710      6,894      10,260         (336)        (833)
                                         -------     --------    -------     -------     --------      --------
  Net Loss                                   --         --        (2,416)       --           --            --
  Treasury Stock Transactions                --         --          (101)       --             12          --
  Restricted Stock Awards                      1        --           --         --            161           55
  Foreign currency
   translation adjustment                    --         --           --         (866)         --           --
                                         -------     --------    -------     -------     --------      --------
  Balance - December 25, 1993              4,980       45,710      4,377       9,394         (163)        (778)
                                         -------     --------    -------     -------     --------      --------
  Net Loss                                   --          --      (14,335)       --            --           --
  Acquisitions                             3,625       20,413        --         --            --           --
  Treasury Stock Transactions                --          --          --         --             12          --
  Restricted Stock Awards                     10           (8)       --         --            --           213
  ESOP Contribution                           42          297        --         --            --           --
  Foreign currency
   translation adjustment                    --          --          --        5,136          --           --
                                         -------     --------    -------     -------     --------      --------
  Balance - December 31, 1994             $8,657      $66,412    $(9,958)    $14,530     $   (151)     $  (565)
                                         =======     ========    =======     =======     ========      ========

  The accompanying notes are an integral part of the financial statements.

  Notes to Consolidated Financial Statements
  (dollars in thousands, except per share data)

  1.  Significant Accounting Policies

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and all subsidiaries. The Company's fiscal year ended on the last day of the calendar year in 1994 and the last Saturday in December for 1993 and 1992, respectively. Results for 1994 include 53 weeks, while 1993 and 1992 have 52 weeks. The Company has changed its accounting period ending dates to a calendar month end and year end basis beginning in 1995. Intercompany transactions have been eliminated from the consolidated financial statements. Investments in 20% to 50% part-owned affiliates are accounted for on the equity method.

  INVENTORY VALUATION

  Inventories are stated at the lower of cost or market. Cost is determined principally on a last-in, first-out (LIFO) basis for domestic inventories and principally on a first-in, first-out (FIFO) basis for inventories outside the United States. LIFO inventories at December 31, 1994, $7,200, and December 25, 1993, $8,500, were approximately $12,500 and $13,500, respectively, less than the amounts of such inventories valued on a FIFO basis, which approximates
  current cost.   Provision is made to reduce slow-moving and obsolete
  inventories to net realizable values. Inventory reductions in 1994 and 1993 resulted in the liquidation of LIFO inventory quantities carried at lower costs which prevailed in prior years as compared with the current cost of inventory purchases. The effect of this LIFO liquidation was to decrease 1994 and 1993 loss by $602 ($.10 per share) and $749 ($.15 per share), respectively.

  The composition of inventory at year-end was as follows:


                                         1994      1993

  Parts, raw materials and supplies     $42,665   $14,492
  Work in progress                       17,069     8,490
  Finished goods                         28,905    30,981
                                        -------   -------
                                        $88,639   $53,963
                                        -------   -------

  PROPERTY, PLANT AND EQUIPMENT

  Property, plant, and equipment are carried at cost and are being depreciated principally on a straight-line basis over the estimated useful lives of the assets which generally range from 20 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment. In 1992, the Company extended the estimated useful lives of machinery and equipment at its Swiss subsidiary, based upon the current low rate of utilization. The effect of this change was to reduce 1992 depreciation expense and net loss by $921 or $.19 per share. Depreciation expense was $6,442, $5,862, and $6,836 in 1994, 1993, and 1992, respectively. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in income. At December 31, 1994, land and buildings with a book value of $20,856 were pledged as collateral for mortgage loans of $27,619.

  OTHER ASSETS
  Other assets consisted of the following:

                                     1994      1993

  Goodwill                          $ 2,029   $ 1,654
  Training tape masters               2,850     3,420
  Prepaid pension                     5,106     4,905
  Equity investments                  1,956     1,551
  Other                               5,922     4,273
                                    -------   -------
                                     17,863    15,803
  Less accumulated amortization       2,474     3,177
                                    -------   -------
                                    $15,389   $12,626
                                    -------   -------

  Goodwill is being amortized on a straight-line basis over periods ranging from 7 to 20 years. Training tape masters are amortized on a straight-line basis over 3 years.

  REVENUE RECOGNITION

  The Company records revenue upon shipment other than for long-term contracts, upon rendering of service for installation and training, and ratably over the contract period for service contracts.

  CONTRACTS IN PROCESS

  Sales under long-term contracts are recorded under the percentage of completion method, wherein costs and estimated gross margin are recorded as sales as the work is performed. Estimated gross margin is based on the total contract sales value and the most recent estimate of total costs. When the current contract estimate indicates a loss, provision is made for the total anticipated loss.

  FOREIGN CURRENCY

  Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners' equity account "Cumulative foreign currency translation adjustment." The Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations on certain intercompany transactions and other foreign currency denominated balance sheet positions. Realized and unrealized gains and losses on these contracts are included in net income except that gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the transaction.

  There were no forward exchange contracts outstanding at December 31, 1994 and December 25, 1993. Other income and expense in 1994, 1993, and 1992 included $1,064, $88, and $484, respectively, relating to transaction gains.

  CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. At December 31, 1994, the Company had no significant concentrations of credit risk.

  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

  The Company does not provide postretirement or postemployment benefits as contemplated by SFAS 106 and SFAS 112, respectively, and accordingly these statements have no impact upon the Company's financial position or results of operations.

  INCOME TAXES

  The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes", which was adopted at the beginning of 1993, which requires an asset and liability based approach in accounting for income taxes.

  Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of timing differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized. Federal income taxes are not provided on the unremitted earnings of foreign subsidiaries since it has been the practice and is the intention of the Company to continue to reinvest these earnings in the business outside the United States.

  EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share is based upon the weighted average number of common shares outstanding (6,057,090, 4,969,543, and 4,898,536 shares) for 1994,
  1993, and 1992, respectively. Common stock equivalents are not included in the weighted average shares outstanding as they are anti-dilutive.

  CASH AND CASH EQUIVALENTS

  Cash and cash equivalents are comprised of cash on hand, deposits in banks, and short-term marketable securities with a maturity at acquisition of three months or less.

  2.  Acquisitions

  DEA

  Brown & Sharpe Manufacturing Company, together with its subsidiary Brown & Sharpe International Capital Corporation, acquired on September 28, 1994, the stock of DEA S.p.A., an Italian corporation and its related metrology business, from Finmeccanica S.p.A., an Italian corporation. The business of DEA S.p.A. and its subsidiaries ("DEA") is headquartered in Turin, Italy. The acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated balance sheet at October 1, 1994 includes the assets and liabilities of DEA S.p.A. and its subsidiaries. The Company's consolidated statement of net income (loss) and cash flow includes the results of operation of DEA S.p.A. and its subsidiaries commencing October 2, 1994.

  Brown & Sharpe purchased DEA with the delivery to Finmeccanica S.p.A. at the Closing of 3,450,000 shares of Class A Common Stock of Brown & Sharpe with a market value of $22,856. The purchase price was determined through negotiation by the parties. The DEA Acquisition Agreement provides for a post-closing purchase price adjustment pursuant to which additional shares of Class A Common Stock of Brown & Sharpe may, under the specified circumstances, be required to be delivered to Finmeccanica S.p.A. in the event of an increase in the purchase price. In the case of a decreased purchase price, Finmeccanica will make a cash payment to the Company. Also, as part of the purchase, Brown & Sharpe acquired $13,900 of DEA's bank debt. In addition, the Company incurred professional accounting, legal, and other costs of $2,301 in conjunction with the acquisition which have been accounted for as part of the purchase price.

  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on an estimate of their fair values at the date of acquisition. The book value of the net assets exceeded the purchase price by approximately $28,500 before adjustment to the fair value as required by generally accepted accounting principles. The estimated fair values of assets and liabilities after this adjustment are summarized as follows:

       Cash                              $ 3,040
       Accounts receivable                43,710
       Inventory                          33,964
       Other current                       5,830
       Property, plant, and equipment      2,301
       Accounts payable and accruals      41,828
       Short-term debt                     7,710
       Long-term debt                      6,190
       Other non-current                   7,960
                                         -------
                                         $25,157
                                         -------

  ROCH

  Brown & Sharpe Manufacturing Company through its subsidiary Brown & Sharpe International Capital Corporation purchased, on March 24, 1994, the stock of the French company Ets. Pierre Roch S.A. ("Roch") and its German affiliate, Mauser Prazisions--Messmittel GmbH ("Mauser"). The business is headquartered in Luneville, France which is its sole manufacturing site. The German operation is a sales office. These operations were purchased from Diehl GmbH & Co. of Nurnberg, Germany ("Diehl").

  The purchase price was 175,000 shares of Brown & Sharpe Class A Common Stock, subject to certain post closing adjustments and the right to receive an additional 50,000 shares of such stock in the event the Company's Class A Common Stock attains a market price of $15 or more per share for a total of 30 days or more during any twelve month period within the five years following the purchase. The purchase price was determined through negotiation by the parties subject to adjustment based on specified closing balance sheet changes.

  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on an estimate of their fair values at the date of acquisition. The book value of the net assets exceeded the purchase price before adjustment to the fair value as required by generally accepted accounting principles by approximately $2,100. The estimated fair values of assets and liabilities after this adjustment are summarized as follows:

       Cash                             $1,408
       Accounts receivable               2,647
       Inventory                         3,398
       Other assets                        267
       Machinery and equipment             726
       Accounts payable and accruals     3,988
       Short-term debt                   1,511
       Long-term debt                    1,250
       Pensions                            516
                                        ------
                                        $1,181
                                        ------

  PROFORMA COMBINED (Unaudited)

  The Company's unaudited combined results of operations for the year ended December 31, 1994 and the year ended December 25, 1993 on a proforma basis assuming the acquisition of DEA (which was acquired September 28, 1994) and Roch (which was acquired in late March 1994) occurred at the beginning of 1994 and 1993, respectively are as follows:

                                                                     1994       1993
                                                                  ----------  --------
  Net sales                                                        $272,847   $279,742
  Net income (loss)                                                $(11,441)  $  8,924
  Primary and fully diluted net income (loss) per common share     $  (1.89)  $   1.08

  3.  Restructuring Charges

  Results of operations for 1994 include charges of $4,169 ($.69 per share as there was no tax effect). These changes consist principally of Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs of $2,348 associated with integrating Brown & Sharpe's existing operations with those of DEA mainly outside the U.S. Also, costs of $1,821 were recorded for severance of 38 employees and property, plant, and equipment and inventory write-offs due to a plant closing in Switzerland arising from the acquisition of Roch in France.

  The severance costs relate to 37 sales and engineering employees not needed as their services are duplicative and 38 employees in assembly and related functions in Switzerland. Of these costs, $420 has been paid in 1994, $3,202 shall be paid in 1995, and $547 represents non-cash costs.

  4.  Income Taxes

  Effective the beginning of 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS 109. The adoption of the provisions of SFAS 109 in 1993 had no impact on the Company's reported results of operations or financial position.

  Income (loss) before income taxes consisted of the following:

                                          1994       1993        1992

  Domestic                             $  (1,338)  $  1,394    $ (2,376)
  Foreign                                (10,597)    (3,010)     (8,858)
                                       ---------   --------    --------
  Income (loss) before income taxes    $ (11,935)  $ (1,616)   $(11,234)
                                       ---------   --------    --------

  The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                          1994       1993        1992
Taxes computed at 34%                   $ (4,058)   $ (491)    $ (3,997)
Foreign tax on income                      1,459        --           --
Alternative minimum and state taxes          250       200          350
Other losses not currently deductible      4,749     1,091          397
                                        --------    ------     --------
Income tax provision (benefit)          $  2,400    $  800     $ (3,250)
                                        --------    ------     --------

The income tax provision (benefit) consisted of the following:

                                          1994       1993        1992
Current:
Federal                                 $  3,250    $  500      $  1,150
State                                        250       300           200
Foreign                                      800       500            --
                                        --------    ------      --------
                                           4,300     1,300         1,350
Deferred:
Federal                                   (1,000)      --         (1,000)
Foreign                                     (900)     (500)       (3,600)
                                        --------    ------      --------
                                          (1,900)     (500)       (4,600)
                                        --------    ------      --------
Income tax provision (benefit)          $  2,400    $  800      $ (3,250)
                                        --------    ------      --------

  The deferred tax benefits reflect deferred tax reductions resulting from operating losses. Provision has not been made for U.S. taxes on $32,000 of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested.

  The components of the Company's deferred tax assets and liabilities as of December 31, 1994 and December 25, 1993 are as follows:

                                        1994     1993
  Deferred tax assets:

  Inventory reserves                   $   800  $   800
  Warranty expense                         400      400
  Provision for doubtful accounts          300      100
  Depreciation                             800      700
  Tax credit and loss carryforwards     37,600   12,300
  Other                                    200      400
                                       -------  -------
     Gross deferred assets              40,100   14,700
  Less valuation allowance              38,100   13,700
                                       -------  -------
     Deferred tax asset                $ 2,000  $ 1,000
                                       -------  -------

  Deferred tax liabilities:

  Pension expense                      $ 1,500  $ 1,300
  Inventory reserves                         -      700
  Other                                    200      600
                                       -------  -------
     Deferred tax liability            $ 1,700  $ 2,600
                                       -------  -------

  A valuation allowance has been established due to the uncertainty of realizing tax credit and loss carryforwards and a portion of the other deferred tax assets.

  For income tax purposes, the Company has operating loss and capital loss carryforwards of $2,300 and $1,100, respectively, in the U.K. and net operating loss carryforwards of $11,200, $22,300, $3,700, and $45,400, respectively in Switzerland, Germany, France, and Italy. The Swiss and Italian carryforwards expire between 1995 and 1999. There is no time limit for the U.K., German, and French carryforwards.

  The Company's domestic income tax returns for fiscal years ended 1990-1992 are under examination by the Internal Revenue Service. The Company believes it has made adequate provision for assessments which may arise as a result of this audit.

  5.  Short-Term Borrowings

  Bank and other financial institution lines of credit in effect at December 31, 1994 and December 25, 1993 were $61,997 and $39,731, respectively. The 1994 and 1993 balances include $25,000 and $15,000, respectively of eligible borrowing under a financing agreement the Company entered into on June 30, 1993 with a commercial lender, which as amended, provides for a revolving credit facility of up to a maximum of $25,000 through September 1997 with automatic annual renewal thereafter, subject to termination provisions in the agreement. The borrowing limit is determined periodically as a portion of the eligible accounts receivable and finished inventory of the parent company headquartered in North Kingstown, Rhode Island. Substantially all domestic assets except the North Kingstown property (land and building) of the Company are pledged as collateral. The agreement contains covenants which, among other things, require the Company to maintain certain financial ratios and restricts the payment of dividends. Subsequent to year end 1994, the Company secured additional lines of credit of $7,400. The remaining lines of credit are due upon demand by the lenders. Outstanding borrowings under these lines were $19,193 at December 31, 1994 and $30,143 at December 25, 1993,
  respectively. Short-term debt represents amounts due in U.S. dollars and the U.S. dollar equivalent of amounts due in foreign currencies. Interest on these lines of credit is generally from prime or base rate up to 2% above the prime or base rate of the country in which the amounts are borrowed.

  No compensating balances were required at December 31, 1994 and December 25, 1993. Certain foreign lines of credit required the Company to maintain restricted cash deposit accounts which was zero at the end of 1994 and $6,078 at December 25, 1993. A credit line of $3,287 ((Pounds)2,100) in the U.K. is collateralized by the assets in that country, and the Company has guaranteed up to $783 ((Pounds)500). The weighted average interest rates on short-term borrowings were 7.3% and 8.3% in 1994 and 1993, respectively.

  6.  Long-Term Debt

  Long-term debt consisted of the following:

                                                        1994      1993

  9-1/4% convertible subordinated debentures
   due December, 2005                                  $15,000   $16,000
  Mortgages at rates ranging from 7 3/4% to 8 3/4%      27,619    18,225
  Notes payable                                         30,801       132
                                                       -------   -------
                                                        73,420    34,357
  Less: current installments                             3,205     1,661
                                                       -------   -------
  Total long-term debt                                 $70,215   $32,696
                                                       -------   -------

  The 9-1/4% subordinated debentures are convertible, at the option of the holders, into common shares at $26.25 per share subject to antidilution provisions. The Company, through a sinking fund, is required to provide for retirement of $1,000 in principal amount annually. This will result in retirement of all but $5,000 prior to maturity. The 1994 and 1993 sinking fund requirement was met by a call by the trustee for redemption of $1,000 principal amount at par to the debenture holders, using a random selection process. At December 31, 1994, 571,429 shares of Class A Common Stock were reserved for conversion of these debentures. At December 31, 1994, there were mortgage notes outstanding, equivalent to $27,619. Annual maturities of long-term debt are as follows: 1995 - $3,205, 1996 - $14,246; 1997 - $30,012; 1998
  - $3,206; 1999 - $8,258; 2000 through 2005 - $14,493.  Interest rates on long-
  term debt average about 9%.

  On September 28, 1994, in connection with completion of the Company's acquisition of DEA from Finmeccanica in exchange for 3,450,000 shares of Class A common stock of the Company, Finmeccanica entered into a Credit Support Agreement with the Company (the "Credit Support Agreement"). Pursuant to the Credit Support Agreement, Finmeccanica issued unconditional payment guarantees on September 28, 1994 to the New York branches of two Italian banks with respect to their extension of two three-year term loans to the Company in the aggregate amount of $25,000 bearing interest at a floating rate of LIBOR plus 0.60% with interest payable quarterly and the entire principal amount of such loans due on September 28, 1997. The Company paid Finmeccanica a one-time fee of $800 upon entering into the Credit Support Agreement. In the event Finmeccanica is required to pay such banks any amounts under its guarantees, subject to the prior repayment by the Company of any amounts due in respect of certain senior indebtedness (as defined in the Credit Support Agreement), Finmeccanica will be entitled to reimbursement from the Company of all amounts paid by Finmeccanica under its guarantees. The Company's reimbursement obligation is secured by a guarantee by DEA pursuant to an agreement between DEA and Finmeccanica.

  On August 29, 1994, the Company entered into a Mortgage and Security Agreement with an insurance company for the amount of $8,500 secured by the North Kingstown land, buildings, and integral fixtures. The term is 5 years with a 10 year amortization schedule.

  7.  Fair Value of Financial Instruments

  The Company values the financial instruments as required by Statement of Financial Accounting Standards No. 107. The carrying amounts of cash and cash equivalents, short-term debt, and long-term variable-rate debt approximates fair value. The fair value of the Company's long-term fixed-rate debt approximates $14,100 based on the quoted market prices.

  8.  Contingencies

  On November 29, 1991 the U.S. Court of Appeals for the District of Columbia Circuit rendered its decision on the appeal by the International Association of Machinists and Aerospace Workers (the "IAM") of the National Labor Relations Board's ("NLRB") August 28, 1990 decision dismissing unfair labor practice charges brought against the Company by the IAM arising out of a strike which began at the Company's Rhode Island operations in October 1981. The Court although accepting the legal reasoning advanced by the Board and the Company in support of the Board's 1990 decision dismissing such charges ordered the NLRB to further clarify and support its decision. The NLRB, on September 23, 1993, issued its Supplemental Decision, favorable to the Company again reaffirming its earlier dismissal of the unfair labor practice charges. The IAM has filed another appeal of that Board decision. The Company is continuing to defend this case vigorously and has filed its brief in this latest appeal. Management believes that an ultimate finding of monetary liability against the Company in this matter is remote.

  The Company is involved in two environmental proceedings in which the United States Environmental Protection Agency ("EPA") identified Brown & Sharpe as a potentially responsible party ("PRP") at unrelated waste disposal sites (the "Sites") in Rhode Island and Connecticut listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. While the Company's proportionate share of the total waste contributed to both Sites was minimal in volume and toxicity, the EPA nevertheless with regard to the Rhode Island site issued an Administrative Order against the Company and other PRP's to clean up the Site. Subsequently, the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and contribution protection from claims of any third parties who may have liability at the Site. On January 2, 1991, a group of non-settling major PRP's at the Rhode Island site brought suit in the Federal District Court in Rhode Island against all of the settling parties, including the Company, to recover a portion of their past and anticipated future costs of performing the clean-up remedy. The Court entered a summary judgment in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRP's appealed that ruling and have subsequently brought suit against the EPA seeking to have the settlements of the de minimis settling parties set aside. The Company is vigorously defending this lawsuit and believes that the release and contribution protection obtained from the EPA in connection with settlement of its liability at the Site will ultimately bar the cost-recovery claim. The Company settled its de minimis liability as a PRP at the Connecticut site in June of 1994 for an amount not deemed to be material.

  On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, NY. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, NY, which was merged with and into the Company contributed hazardous waste to the site for disposal and that the Company is a potentially responsible party as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500,000, and it has offered to settle its claim with all PRP's receiving the notice. The Company is continuing to investigate the basis for this claim and estimates that any potential loss it might incur as a result of any involvement at this site would not be material.

  The Company is also involved in several product liability claims and lawsuits which are incidental to the conduct of its business, the potential liability for which is adequately covered by insurance or reserves established for such contingencies. The Company is contesting or defending these claims and suits and management believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's financial position.

  9.  Preferred Stock

  The Board of Directors is empowered to provide from time to time for issuance of one or more series of preferred shares without further shareowner action and to fix various terms and provisions with respect to each such series, including, without limitation, the dividend rate, redemption prices, terms of any sinking fund, conversion rights, if any, voting rights, if any, and rights of the holders upon liquidation (See Note 16 - Preferred Stock Purchase Rights).

  10.  Incentive and Retirement Plans

  STOCK INCENTIVE PLANS

  Under the provisions of the Company's 1989 Equity Incentive Plan, a variety of cash, common stock, stock option, and other stock based incentive awards are available for grant. The Equity Incentive Plan permits the granting of both options which do, and options which do not, qualify as incentive stock options under the Internal Revenue Code. During 1994 and 1993, respectively, a total of 10,000 and 8,000 shares of restricted Class A common stock, issuing new shares for the 1994 award and utilizing shares held in the Treasury, for the 1993 award under the Plan. During 1994, 145,000 shares of Class A common stock were issued as options. The shares are subject to forfeiture upon the recipients' termination of employment over a five year period, with the restriction lapsing in amounts of 25% at the end of the 2nd and 3rd years, and 50% at the end of the 5th year. Unearned compensation in the amount of $926 is being amortized to expense over the forfeiture lapsing period. In 1990 and 1991, options to purchase a total of 80,000 shares of Class A common stock were granted for a ten year period at prices between $11 and $12.125 per share. The aggregate remaining amount of shares of Class A common stock that may be issued under the Equity Incentive Plan is 61,600. The price for shares covered by options is 100% of the market value on the dates such options are granted.

  No further options or other awards may be granted under the Company's amended 1973 Stock Option Plan. The exercise price for shares covered by outstanding options under the 1993 Stock Option Plan is 100% of the market value on the dates such options were granted. Options granted under this plan are exerciseable one year after the date of grant and expire at the end of ten years. On December 31, 1994, 50,000 option shares were exerciseable. Option activity under the Plans during the past three years is summarized as follows:


                                    Shares      Price Range

  Outstanding December 28, 1991     171,457   $10.25 to $20.81
   Forfeited or canceled            (26,265)   12.13 to $ 0.81
                                   --------
  Outstanding December 26, 1992     145,192   $10.25 to $17.86
   Forfeited or canceled            (21,666)   10.78 to $ 2.13
                                   --------
  Outstanding December 25, 1993     123,526   $10.25 to $17.86
                                   --------
   Granted                          145,000   $ 6.50
   Forfeited or canceled            (50,529)  $12.47 to $ 3.10
                                   --------
  Outstanding December 31, 1994     217,997   $ 6.50 to $17.86
                                   --------

  PROFIT INCENTIVE PLAN

  Under the provisions of the Company's Profit Incentive Plan, cash may be awarded as bonuses to certain management employees. Prior to amendment of the Plan in 1994, shares of Class A Common Stock, valued at 100% of their market value on the date of the award, could also be awared. Provisions regarding forfeiture of rights to all or part of the stock awards and restrictions regarding sale or disposition of shares lapse in equal annual installments over a five-year period commencing one year after the date of award, and compensation expense is recognized ratably over the vesting period. The aggregate amount of additional shares which may be issued under the Plan may not exceed 116,200 shares, net of forfeitures, and is subject to adjustments in the event of stock splits and other changes. Plan cash awards amounted to $310, $601, and $53 in 1994, 1993, and 1992, respectively. There were no stock awards in any of these years.

  SAVINGS PLANS

  The Company has 401(K) stock bonus and thrift savings plans for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios and Company stock. The savings plans' expense for 1994, 1993, and 1992 was $793, $705, and $739, respectively.

  STOCK OWNERSHIP PLAN

  Under the provisions of the Company's Employee Stock Ownership Plan (ESOP), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age.
  The ESOP may also borrow funds to purchase common shares, for which the Company will contribute amounts as necessary to pay down the indebtedness. ESOP expense was $360 in 1994, $327 in 1993 and $347 in 1992. At December 31, 1994, there were no unallocated shares of Class A and B stock held in the ESOP as all shares were allocated to participants' accounts.

  RETIREMENT PLANS

  The Company's subsidiaries have several defined contribution retirement plans covering employees in the U.S. and Switzerland, and two defined benefit retirement plans covering employees in the U.K. and Germany, which includes substantially all employees. Retirement plan expense net of pension income for 1994, 1993, and 1992 was $1,593, $1,223, and $2,488, respectively.

  The defined benefit plans which cover employees in the U.K. and Germany, respectively, provide benefits based on years of service and employee compensation. Retirement costs under both plans are compiled based on the projected unit credit actuarial method.

  The U.K. plan's actuarial assumptions used settlement rates of 9.0% at the end of 1994 and 7.5% at the end of 1993, a long-term return on assets of 8% at the beginning of 1994 and 10% at the beginning of 1993, and annual wage increases of 8.0% at the end of 1994 and 6.5% at the end of 1993. Retirement costs accrued are funded.

  The German plan's actuarial assumptions used a settlement rate of 7.5% and an annual wage increase of 4.5% at the end of 1994 and 1993. Retirement costs accrued are not funded.

  The following items are the components of net periodic pension income for the U.K. plan for the years ended December 31, 1994; December 25, 1993; and December 26, 1992:

                                                      1994      1993      1992
  Service cost-benefits earned                      $   797   $   664   $    815
  Interest cost on projected benefit obligations        943       743      1,075
  Return on plan assets, net                          1,007    (1,200)    (1,952)
  Net amortization and deferral                      (2,948)     (345)      (465)
                                                    -------   -------   --------
  Net periodic pension income                       $  (201)  $  (138)  $   (527)
                                                    =======   =======   ========

  The plan has assets in excess of the accumulated benefit obligations. Plan assets include investments in equity securities, corporate and government debt securities, and cash equivalents. The following table presents a reconciliation of the funded status of the plan at December 31, 1994; December 25, 1993; and December 26, 1992:

                                                 1994       1993       1992

  Vested and accumulated benefit obligation    $(16,311)  $(14,571)  $(13,164)

  Projected benefit obligation                  (18,420)   (16,680)   (15,273)
  Plan assets at fair value                      31,290     26,401     24,511
                                               --------   --------   --------
  Funded status                                  12,870      9,721      9,238
  Unrecognized portion of net assets             (7,764)    (4,816)    (4,471)
                                               --------   --------   --------
  Prepaid pension                              $  5,106   $  4,905   $  4,767
                                               --------   --------   --------

  The following items are the components of net periodic pension cost for the unfunded German plan for the years ended December 31, 1994; December 25, 1993; and December 26, 1992:

                                                      1994       1993       1992
  Service cost-benefits earned                       $    97    $   112    $   818
  Interest cost on projected benefit obligations         316        295        394
                                                     -------    -------    -------
  Net periodic pension cost                          $   413    $   407    $ 1,212
                                                     -------    -------    -------
  Vested and accumulated benefit obligation          $(3,330)   $(3,233)   $(3,121)
                                                     -------    -------    -------
  Projected benefit obligation                       $(4,617)   $(4,012)   $(4,083)
  Unrecognized net gain                                 (418)      (214)         -
                                                     -------    -------    -------
  Unfunded accrued pension cost                      $(5,035)   $(4,226)   $(4,083)
                                                     -------    -------    -------

  TERMINATION INDEMNITIES

  Under Italian law, the Company accrues one month equivalent wages for each year of employee service. Such liability, which is unfunded, must be paid upon termination of employment.

  11.  Research and Development Expense

  Research and development expense was $9,220, $8,669, and $10,903 in 1994, 1993, and 1992, respectively.

  12.  Other Income and Expense

  Other income (expense), net includes:

                                           1994     1993      1992
  Interest income                         $  468    $  266   $  457
  Gain (loss) on sale of fixed assets       (284)       44      655
  Foreign currency gains                   1,064       157      484
  Gain on sale of operations                   -     2,182      628
  Other income (expense)                      65       115      (89)
                                          ------    ------   ------
                                          $1,313    $2,764   $2,135
                                          ------    ------   ------

  Operations sold in 1993 were spares and rebuild, and in 1992 were GageTalker and pump.

  13.  Rental Expense and Lease Commitments

  At December 31, 1994, the Company was obligated under operating leases expiring on various dates. Rental expense was $4,157, $3,845 and $4,684 in 1994, 1993, and 1992, respectively. Annual rental commitments under noncancelable leases pertaining principally to buildings and equipment at December 31, 1994 are $6,431, $4,465, $3,125, $1,230, and $699 for the years
  1995 through 1999, and aggregate to $825 for all years subsequent to 1999.

  In addition, DEA is the lessee under a lease agreement with the Elsag Bailey Division of Finmeccanica with respect to its principal headquarters facility located in Moncalieri, Italy. The lease expires on December 31, 1997, and the annual rental amount under such lease is approximately Lire 1,400 million or approximately $650,000.

  14.  Financial Information by Business Segment and Geographic Area

  Financial Information by Business Segment and Geographic Area as set forth on pages 11 and 12 in Item 1 of this Annual Report is an integral part of these financial statements.

  15.  Common Stock

  Both classes of common stock have equal rights upon liquidation. Class A common stock may not receive less cash dividends per share than Class B common stock, nor may such dividends be less frequent. The Class A common stock has one vote per share. Except as otherwise provided by law, the Class B common stock has ten votes per share, and the Class B common stock is convertible into Class A common stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner's family and certain others affiliated with a shareowner. During 1994 and 1993, 12,783 shares and 73,597 shares, respectively, were converted from Class B to Class A common stock.

  During 1994 and 1993, respectively, 584 and 8,000 treasury shares were allocated for use as restricted stock awards, and 584 treasury shares were issued under a Directors' deferred compensation plan.

  16.  Preferred Stock Purchase Rights

  On March 23, 1988, the Company distributed a dividend of one purchase right for each outstanding share of common stock. Until the occurrence of specified events, the rights are represented by the associated common stock certificates. Following the distribution of the Class B common stock on June 10, 1988, and until the occurrence of specified events, each certificate representing a share of Class A or Class B common stock also represents three-quarters of a right. Each right entitles the shareowner to buy from the Company one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $55 per right. The rights become exerciseable ten days after a party acquires 20% of the Company's common stock. The rights, which are subject to adjustment, may be redeemed by the Company at a price of $.03 per right at any time prior to the fifteenth day after a person acquires 20% of the Company's common stock. The rights expire on March 23, 1998.

  In the event the Company is involved in certain business combination transactions with a 20% shareowner, each right will entitle its holder (other than a 20% shareowner) to purchase, at the right's then exercise price, an equity interest in the acquiring person having a market value of two times the exercise price. In the event a 20% shareholder engages in certain other transactions with the Company or (pursuant to a February, 1989 amendment) any person becomes a 20% shareowner, each right will entitle its holder (other than a 20% shareowner) to purchase, at the right's then exercise price, shares of Class A common stock having a market value of two times the exercise price.

  Prior to the DEA acquisition and entering into the Shareholders Agreement between the Company and Finmeccanica, the Company amended the Rights Agreement between it and the First National Bank of Boston dated March 9, 1988 pursuant to authority reserved in such agreement to exclude Finmeccanica from the definition of an "Acquiring Person" under the Rights Agreement so long as it does not own shares of Class A Stock other than those acquired in connection with the DEA acquisition and as provided in the Shareholders Agreement.

  17.  Other Matters

  During the first quarter of 1994, the Company changed its method of accounting from the completed contract method to the percentage-of-completion accounting method for its large machinery construction contracts for its European operations. This conforms the worldwide accounting to the U.S. reporting percentage-of-completion basis. Management believes that this method more appropriately reports revenue and costs in related accounting periods rather than recognizing substantially all revenue and cost at the time of shipment. Information with respect to the quarter and year ended December 25, 1993 has been restated to reflect this change in accounting. The effect of this restatement was to increase retained earnings at December 25, 1993 by $294. Net income for the year 1994 was increased by $650 ($.11 per share), net income for the year 1993 was decreased by $172 ($.03 per share), and net income for the year 1992 was increased by $523 ($.11 per share).

  18.  Quarterly Data (Unaudited)

                                                            1994
                                    -----------------------------------------------------
                                    1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.   Year End
                                    ---------  ---------  ---------  ---------  ---------
Net sales                           $ 36,659    $43,152    $39,641   $ 85,548   $205,000
Gross profit                          10,719     13,755     11,031     26,719     62,224
Net income (loss)                     (2,874)    (1,368)    (4,615)    (5,478)   (14,335)
Earnings (loss) per common share    $   (.57)   $  (.26)   $  (.86)  $   (.63)  $  (2.37)

                                                                         1993
                                    -----------------------------------------------------
                                    1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.   Year End
                                    ---------  ---------  ---------  ---------  ---------
Net sales                           $ 39,758    $40,003    $32,935   $ 44,339   $157,035
Gross profit                          11,310     13,482      8,404     12,998     46,194
Net income (loss)                      1,228        215     (4,270)       411     (2,416)
Earnings (loss) per common share    $    .25    $   .04    $  (.86)  $    .08   $   (.49)

  ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  -------- ----------------------------------------------------------
           DISCLOSURE
           ----------

  None.
                                    PART III
                                    --------

  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------------------------------

  Directors
  ---------

  Refer to "INFORMATION WITH RESPECT TO NOMINEES AND OTHER DIRECTORS CONTINUING IN OFFICE" in the Company's definitive Proxy Statement for the May 3, 1995 Annual Meeting which is incorporated herein by reference.

  Executive Officers
  ------------------

  Refer to Item 4A of this Annual Report on Form 10-K for information regarding Executive Officers.

  ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS
  --------------------------------------------------

  Refer to "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the May 3, 1995 Annual Meeting which is incorporated herein by reference.

  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ------------------------------------------------------------------------

  Refer to "Principal Shareholders" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement for the May 3, 1995 Annual Meeting which are incorporated herein by reference.

  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  --------------------------------------------------------

  Refer to "CERTAIN RELATIONSHIPS" in the Company's definitive Proxy Statement for the May 3, 1995 Annual Meeting which is incorporated herein by reference.

                                    PART IV
                                    -------

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  --------------------------------------------------------------------------

  Financial Statements filed in Item 8 of this Annual Report
  ----------------------------------------------------------

  Consolidated Statement of Income (Loss) for the Years Ended
  December 31, 1994; December 25, 1993; and December 26, 1992

  Consolidated Balance Sheet at December 31, 1994 and
  December 25, 1993

  Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1994; December 25, 1993; and December 26, 1992

  Consolidated Statement of Shareowners' Equity for the Years
  Ended December 31, 1994; December 25, 1993; and December 26, 1992

  Notes to Consolidated Financial Statements

  Financial Statement Schedules
  -----------------------------

  Schedule II - Valuation and Qualifying Accounts

  Statements and Schedules Omitted
  --------------------------------

  Individual financial statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating Company and all subsidiaries included in the consolidated financial statements are wholly-owned subsidiaries.

  Schedules other than those listed above are omitted because they are not required, are not applicable, or the information is included in the financial statements.

  Exhibits
  --------

  Exhibits have been filed separately with the Securities and Exchange Commission in connection with this Annual Report on Form 10-K or have been incorporated into the report by reference. A list briefly describing such Exhibits has been enclosed in this Annual Report.

  Reports on Form 8-K
  -------------------

  On October 13, 1994, Brown & Sharpe filed a Current Report on Form 8-K under
  Item 2 reporting the September 28, 1994 acquisition of all of the stock of DEA S.p.A. from Finmeccanica S.p.A.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BROWN & SHARPE MANUFACTURING COMPANY
                                   (Registrant)


  Date:  March 30, 1995           By:   /s/ Charles A. Junkunc
         --------------                 ----------------------
                                        Charles A. Junkunc
                                        Vice President and
                                        Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Henry D. Sharpe, Jr.  3/30/95     /s/ Howard K. Fuguet        3/30/95
  ------------------------  -------     --------------------        -------
  Henry D. Sharpe, Jr.         Date     Howard K. Fuguet               Date
  Chairman of the Board and Director    Director


  /s/ Fred M. Stuber        3/30/95     /s/ John M. Nelson          3/30/95
  ------------------        -------     ------------------          -------
  Dr. Fred M. Stuber           Date     John M. Nelson                 Date
  President, Chief Executive Officer    Director
  (Principal Executive Officer)
  and Director

  /s/ Paul R. Tregurtha     3/30/95     /s/ Russell A. Boss         3/30/95
  ---------------------     -------     -------------------         -------
  Paul R. Tregurtha            Date     Russell A. Boss                Date
  Director                              Director


  /s/ Henry D. Sharpe, III  3/30/95     /s/ Enrico Albareto         3/30/95
  ------------------------  -------     -------------------         -------
  Henry D. Sharpe, III         Date     Enrico Albareto                Date
  Director                              Director


  /s/ Vincenzo Cannatelli   3/30/95     /s/ Alberto de Benedictis   3/30/95
  -----------------------   -------     -------------------------   -------
  Vincenzo Cannatelli          Date     Alberto de Benedictis          Date
  Director                              Director


  /s/ John M. Lochner       3/30/95     /s/ Charles A. Junkunc      3/30/95
  -------------------       -------     ----------------------      -------
  John M. Lochner              Date     Charles A. Junkunc             Date
  Controller                            Vice President and
  (Principal Accounting Officer)        Chief Financial Officer
                                        (Principal Financial Officer)

  DIRECTORS
  ---------

  Enrico Albareto, Chief Executive Officer, Elsag Bailey, S.p.A.

  Russell A. Boss, Director and President & Chief Executive Officer, A. T. Cross Company

  Vincenzo Cannatelli, Group Executive Vice President, Elsag Bailey, Inc.

  Alberto de Benedictis, Senior Vice President, North America, Finmeccanica
  S.p.A.

  Howard K. Fuguet, Partner, Ropes & Gray

  John M. Nelson, Chairman & Chief Executive Officer, Wyman-Gordon Company

  Henry D. Sharpe, Jr., Chairman of the Board, Brown & Sharpe Manufacturing Company

  Henry D. Sharpe, III, Co-founder & Technical Director, Design Lab, Inc.

  Dr. Fred M. Stuber, President & Chief Executive Officer, Brown & Sharpe Manufacturing Company

  Paul R. Tregurtha, Chairman and Chief Executive Officer and Co-owner, Mormac Marine Group, Inc.

  OFFICERS
  --------

  Henry D. Sharpe, Jr., Chairman of the Board

  Dr. Fred M. Stuber, President & Chief Executive Officer

  Charles A. Junkunc, Vice President  & Chief Financial Officer

  Antonio Aparicio, Vice President & General Manager - Precision Measuring Instruments

  Dr. John Cooke, Vice President & General Manager - Custom Metrology

  Richard F. Paolino, Vice President & General Manager - Measuring Systems

  Andrew Barclay, Vice President

  Karl J. Lenz, Vice President

  John L. Eppich, Treasurer

  James W. Hayes, III, Secretary & Corporate Counsel

  John M. Lochner, Controller

  William H. Todd, Jr., Assistant Secretary

  INVESTOR INFORMATION
  --------------------

  Annual Meeting: The annual meeting of Shareowners will be held May 3, 1995 at 10:00 a.m. at the Corporate Offices

  Corporate Offices: Precision Park, 200 Frenchtown Road, North Kingstown, RI 02852; Telephone (401) 886-2000

  Form 10-K Report: A copy of the Company's Annual Report as filed with the Securities and Exchange Commission is available upon request to the Secretary.

  Stock Listing:  New York Stock Exchange; Symbol BNS

  Trustee and Registrar for the 9-1/4% Convertible Subordinated Debentures:
  Morgan Guaranty Trust Company, 30 West Broadway, New York, NY 10015

  Transfer Agent and Registrar Common Stock: The First National Bank of Boston, Shareholders' Services Division, Post Office Box 1865, Boston, MA 02102

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                Schedule II - Valuation and Qualifying Accounts
                -----------------------------------------------
                             (dollars in thousands)

                                     Balance at  Charged to                 Foreign     Balance at
                                     Beginning   Costs and                  Currency      End of
Year Ended                           of Period    Expenses   Deductions   Translation     Period
----------                           ----------  ----------  -----------  ------------  ----------
                                                                     (2)           (1)

  December 31, 1994
-------------------

  Allowance for doubtful accounts        $1,320      $2,833      $1,117          $ 67       $3,103

  December 25, 1993
  -----------------

  Allowance for doubtful accounts        $1,452      $  264      $  358          $(38)      $1,320

  December 26, 1992
  -----------------

  Allowance for doubtful accounts        $1,407      $  514      $  388          $(81)      $1,452

  (1) Adjustment resulting from translating allowance for doubtful accounts of foreign subsidiaries at year-end exchange rates.

  (2)  Write-offs of uncollectible accounts.

                                 Exhibit Index
                                 -------------

    Number
    ------

     3.1 Joint Agreement of Merger between Brown & Sharpe Manufacturing Company, incorporated in Rhode Island, and Brown & Sharpe Manufacturing Company, the surviving corporation incorporated in Delaware, filed as the only Exhibit to Form 8-K for the month of January, 1969, and such is hereby incorporated by reference.

     3.2 Amendment to Certificate of Incorporation, dated April 27, 1979, filed as Exhibit 13 to Form 10-K for the period ending December 29, 1979, and such is hereby incorporated by reference.

     3.3 Amendment to Certificate of Incorporation, Dated April 25, 1980, filed as Exhibit 3.1 to Form 10-Q for the period ending June 28, 1980, and such is hereby incorporated by reference.

     3.4  Amendment to Certificate of Incorporation dated April 24, 1987.
          Exhibit 3.7 was filed as Exhibit 10.4 to Form 10-Q for the period ended June 27, 1987, and such is hereby incorporated by reference.

     3.5  Amendment to Certificate of Incorporation dated May 6, 1988 filed as
          Exhibit 1 to Current Report on Form 8-K filed May 9, 1988 and such is hereby incorporated by reference.

     3.6 Certificate of Designation filed as Exhibit A to Exhibit 5 of Amendment on Form 8 filed on March 6, 1989, and such is hereby incorporated by reference.

     3.7  Amendment to Certificate of Incorporation dated May 2, 1989.  Exhibit
          3.7 was filed as Exhibit 3.7 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

     3.8 By-laws of Brown & Sharpe Manufacturing Company, as amended through July 29, 1994; previously filed as Exhibit 3.1 to the Form 10-Q for the quarter ended July 2, 1994 and such is hereby incorporated by reference.

     3.9 Amendments to By-laws of Brown & Sharpe Manufacturing Company, as of September 28, 1994; previously filed as Exhibit 3 to the Form 10-Q for the quarter ended October 1, 1994 and such is hereby incorporated by reference.

     4.1 Indenture dated October 1, 1980 (including form of debenture) between the Company and Morgan Guaranty Trust Company of New York as Trustee relating to 9 1/4% convertible subordinated debentures due December 15, 2005, filed as Exhibit 2 to Form 8-A dated October 8, 1980 and such is hereby incorporated by reference.

          The Registrant hereby agrees to furnish to the Commission upon request copies of any long-term debt instruments not filed herewith because the securities authorized under any such instrument do not exceed ten percent of total assets of the Registrant and its Consolidated Subsidiaries.

   +10.1  Amended Profit Incentive Plan, as amended through March 9, 1988.
          Exhibit 10.1 was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 1988, and is hereby incorporated herein by reference.

   +10.2  Amended 1973 Stock Option Plan, as amended through March 9, 1988.
          Exhibit 10.2 was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 1988, and is hereby incorporated herein by reference.

   +10.3  Amendment dated December 29, 1990 to the Brown & Sharpe Amended
          1973 Stock Option Plan. Exhibit 10.3 was filed as Exhibit 10.3 to the Form 10-K for the year ended December 29, 1990 and such is herein incorporated by reference.

   +10.4 Amendment No. 4 of the Restated Brown & Sharpe Employee Stock Ownership and Profit Participation Plan and Trust Agreement, as amended through December 21, 1990. Exhibit 10.4 was filed as Exhibit
          10.4 to the Form 10-K for the year ended December 29, 1990; and is hereby incorporated herein by reference.

    10.5  (Intentionally omitted)

    10.6  (Intentionally omitted)

   +10.7 Deferred Stock Equivalent Unit Contract dated December 31, 1982 between Brown & Sharpe Manufacturing Company and Donald A. Gaudion.
          Exhibit 10.7 was filed as Exhibit 10.24 to Form 10-K for the period ended December 25, 1982, and such is hereby incorporated by reference.

   +10.8  (Intentionally omitted)

   +10.9 The Brown & Sharpe Savings and Retirement Plan for Management Employees dated October 7, 1987.

    10.10 The Brown & Sharpe Savings and Retirement Plan dated October 7, 1987.

   +10.11 Amendment and Restatement of the Brown & Sharpe Employee Stock
          Ownership and Profit Participation Plan and Trust Agreement dated October 7, 1987.

          Exhibits 10.9 through 10.11 were filed as Exhibits 10.2 through 10.4 respectively, to Form 10-Q for the period ended September 26, 1987 and such are hereby incorporated by reference.

    10.12 Preferred Stock Rights Agreement dated as of March 9, 1988, between the Company and The First National Bank of Boston, as Rights Agent.
          Exhibit 10.12 was filed as Exhibits 1-4 to the Registration Statement on Form 8-A filed on April 28, 1988, and is hereby incorporated herein by reference.

    10.13 Amendment No. 1, dated as of May 2, 1988, to Preferred Stock Rights Agreement. Exhibit 10.13 was filed as Exhibit 5 to Amendment No. 1 on Form 8, filed on March 6, 1989, to the Registration Statement on Form 8-A filed on April 28, 1988, and is hereby incorporated herein by reference.

    10.14 Amendment No. 2, dated as of February 24, 1989, to Preferred Stock Rights Agreement. Exhibit 10.14 was filed as Exhibit 6 to Amendment No. 1 on Form 8, filed on March 6, 1989, to the Registration Statement on Form 8-A filed on April 28, 1988, and is hereby incorporated herein by reference.

   +10.15 Amendment dated February 23, 1989 to The Brown & Sharpe Savings and
          Retirement Plan for Management Employees.

   +10.16 Amendment No. 2, dated October 19, 1988, to The Brown & Sharpe Savings and Retirement Plan for Management Employees.

   +10.17 Amendment No. 3, dated February 23, 1989, to The Brown & Sharpe
          Savings and Retirement Plan for Management Employees.

    10.18 Amendment dated February 23, 1989 to The Brown & Sharpe Savings and Retirement Plan.

    10.19 Amendment No. 2, dated October 19, 1988, to The Brown & Sharpe Savings and Retirement Plan.

    10.20 Amendment No. 3, dated February 23, 1989, to The Brown & Sharpe Savings and Retirement Plan.

   +10.21 Amendment dated February 23, 1989, to the Restated Brown & Sharpe
          Employee Stock Ownership and Profit Participation Plan and Trust Agreement.

   +10.22 Amendment No. 2, dated October 19, 1988 to the Restated Brown & Sharpe
          Employee Stock Ownership and Profit Participation Plan and Trust Agreement.

   +10.23 Amendment No. 3, dated February 23, 1989 to the Restated Brown &
          Sharpe Employee Stock Ownership and Profit Participation Plan and Trust Agreement.

          Exhibits 10.15 through 10.23 were filed as Exhibits 10.19 through 10.27, respectively, to the Form 10-K for the year ended December 31, 1988, and are hereby incorporated herein by reference.

   +10.24 Amended 1989 Equity Incentive Plan as amended through February 21,
          1992. Exhibit 10.24 was filed as Exhibit 10.24 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.

   +10.25 Deferred Stock Equivalent Unit Contract dated September 3, 1987 between Brown & Sharpe Manufacturing Company and Paul R. Tregurtha.
          Exhibit 10.25 was filed as Exhibit 10.24 to the Form 10-K for the year ended December 30, 1989 and such is herein incorporated by reference.

   +10.26 Form of amendment dated April 30, 1991 to Deferred Stock Equivalent
          Unit Contract dated September 3, 1987 between Brown & Sharpe Manufacturing Company and Paul R. Tregurtha. Exhibit 10.26 was filed as Exhibit 10.26 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.

   +10.27 Deferred Stock Equivalent Unit Contract dated November 30, 1989 between Brown & Sharpe Manufacturing Company and Herbert A. Beyer.
          Exhibit 10.27 was filed as Exhibit 10.25 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

   +10.28 Form of amendment dated April 30, 1991 to Deferred Stock Equivalent
          Unit Contract Dated November 30, 1989 between Brown & Sharpe Manufacturing Company and Herbert A. Beyer. Exhibit 10.28 was filed as Exhibit 10.28 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.

   +10.29 Amendment No. 4, dated October 20, 1989, to Brown & Sharpe Savings and Retirement Plan for Management Employees. Exhibit 10.29 was filed as Exhibit 10.26 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

    10.30 Amendment No. 4, dated October 30, 1989, to Brown & Sharpe Savings and Retirement Plan. Exhibit 10.30 was filed as Exhibit 10.27 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

    10.31 Amendment No. 5, dated September 7, 1990, of the Brown & Sharpe Savings and Retirement Plan. Exhibit 10.31 was filed as Exhibit 10.30 to the Form 10-K for the year ended December 29, 1990 and such is hereby incorporated by reference.

   +10.32 Amendment No. 5, dated September 7, 1990, of the Brown & Sharpe
          Savings and Retirement Plan for Management Employees. Exhibit 10.32 was filed as Exhibit 10.31 to the Form 10-K for the year ended December 29, 1990 and such is hereby incorporated by reference.

    10.33 The acquisition agreement pertaining to the acquisition of Wild Leitz Messtechnik GmbH and The Marketing and Sales Assets of the IMT Division of LEICA plc by Brown & Sharpe Manufacturing Company, dated June 29, 1990, was filed as Exhibit 10.1 to Form 10-Q for the period ended June 30, 1990 and is hereby incorporated herein by reference.

   +10.34 Employment/severance agreement dated March 14, 1988 between Brown &
          Sharpe Manufacturing Company and Richard J. Duncan.

   +10.35 Employment/severance agreement dated May 29, 1990, amended
          February 3, 1992, between Brown & Sharpe Manufacturing Company and Richard J. Duncan.

   +10.36 Employment/severance agreement dated March 14, 1988 between Brown &
          Sharpe Manufacturing Company and Richard F. Paolino.

   +10.37 Employment/severance agreement dated March 14, 1988 between Brown &
          Sharpe Manufacturing Company and John M. Lochner.

          Exhibits 10.34 through 10.37 were filed as Exhibits 10.34 through 10.37, respectively, to the Form 10-K for the year ended December 28, 1991, and are hereby incorporated by reference.

   +10.38 The sales agreement pertaining to the sale of GageTalker Corporation to P. Eric Berg by Brown & Sharpe Manufacturing Company dated January, 1992. Exhibit 10.38 was filed as Exhibit 10.38 to the Form 10-K for the year ended December 28, 1991 and is hereby incorporated by reference.

   +10.39 Consulting Agreement between Brown & Sharpe Manufacturing Company and
          Henry D. Sharpe, Jr. (Chairman of the Board of Directors), dated May 18, 1990.

   +10.40 Amendment No. 5 of the Restated Brown & Sharpe Employee Stock
          Ownership and Profit Participation Plan and Trust Agreement, as amended through March 23, 1991.

   +10.41 Employment/Severance Agreement dated April 23, 1992 between Brown &
          Sharpe Manufacturing Company and Charles A. Junkunc.

   +10.42 Amendment dated July 24, 1992 to Employment/Severance Agreement dated
          April 23, 1992 between Brown & Sharpe Manufacturing Company and Charles A. Junkunc.

   +10.43 Amendment dated November 11, 1992 to 1989 Equity Incentive Plan as amended through November 6, 1992.

          Exhibits 10.38 through 10.43 were filed as Exhibits 10.38 through 10.43, respectively, to the Form 10-K for the year ended December 26, 1992, and are hereby incorporated by reference.

    10.44 The Share Purchase and Transfer agreement dated March 24, 1994 by and between Diehl GmbH & Co. and Brown & Sharpe Manufacturing Company was filed as Exhibit (c) to Form 8-K filed as of May 13, 1994, and is hereby incorporated by reference.

    10.45 The Acquisition Agreement pertaining to the acquisition of DEA dated as of June 10, 1994 between Brown & Sharpe Manufacturing Company and Finmeccanica S.p.A.

    10.46 The Form of Shareholders Agreement to be entered into between Brown & Sharpe Manufacturing Company and Finmeccanica, S.p.A.

    10.47 Amendment No. 3, dated June 16, 1994, to Rights Agreement, dated March 9, 1988 between Brown & Sharpe Manufacturing Company and the First National Bank of Boston, as Rights Agent.

          Exhibits 10.45 through 10.47 were filed as Exhibits 1 through 3, respectively, to the Form 8-K filed as of June 24, 1994, and are hereby incorporated by reference.

    10.48 Definitive acquisition Agreement providing for the combination of the DEA metrology business of Finmeccanica (the "DEA Group") with the Brown & Sharpe Measuring Systems Division dated as of June 10, 1994 between Brown & Sharpe Manufacturing Company and Finmeccanica S.p.A., was filed as Exhibit 1 to Form 8-K dated June 24, 1994, and is hereby incorporated by reference.

    10.49 Amendment No. 1 dated July 31, 1994, to Acquisition Agreement, amending certain debt provisions of the agreement was filed as Exhibit
          10.1.1 to Form 10-Q/A for the quarter ended July 2, 1994 and is hereby incorporated by reference.

    10.50 Letter Agreement of Henry D. Sharpe, Jr. dated September 28, 1994 entered into pursuant to the DEA Acquisition Agreement (was filed as Exhibit No. 3 to Report on Form 8-K as of September 28, 1994), filed October 13, 1994 is hereby incorporated by reference.

   *10.51 Amendment No. 6, dated November 10, 1994, to Brown & Sharpe Savings and Retirement Plan for Management Employees.

   *10.52 Amendment No. 6, dated November 10, 1994, to Brown & Sharpe Savings and Retirement Plan.

   *10.53 Amended Profit Incentive Plan, as amended through February 14, 1994.

   *11.   Computation of Per Share Data for the Three Years Ended December 31,
          1994.

    18. Letter of Coopers & Lybrand, independent accountants, regarding preferability of change in accounting principles to conform worldwide use of percent-of-completion basis accounting for long-term large machinery construction contracts of the European operations, filed as
          Exhibit 18 to Form 10-Q for the quarter ended April 2, 1994, and is hereby incorporated by reference.

   *22.   Subsidiaries of the Registrant.

   *24.   Consent of Independent Accountants


  * These current year Exhibits are located in Exhibit number sequence beneath the attached blue paper.

  + This identifies management contracts or compensatory plans.

  Shareholders may obtain the following Exhibits filed with the 1994 Annual Report on Form 10-K upon request. Charges will be made according to the following schedule and payment should be made by either check or money order and should accompany the request. The charge for all 1994 Exhibits is $4.67. Charges for previously filed Exhibits incorporated by reference will be provided upon request. Requests should be directed to: Secretary, Brown & Sharpe Manufacturing Company, P.O. Box 456, Precision Park, North Kingstown, Rhode Island 02852.



Exhibit                                                               Pages  Postage  Total
--------------                                                        -----  -------  -----
     10.51            Amendment No. 6 to Brown & Sharpe Savings
                      and Retirement Plan for Management Employees.       1     $.32  $ .57

     10.52            Amendment No. 6 to Brown & Sharpe Savings
                      and Retirement Plan.                                1     $.32  $ .57

     10.53            Amended Profit Incentive Plan                       5     $.32  $1.57

     11.              Computation of Per Share Earnings for the
                      Three Years Ended December 31, 1994                 1     $.32  $ .57

     22.              Subsidiaries of the Registrant                      2     $.32  $ .82

     24.              Consent of Independent Accountants                  1     $.32  $ .57