Form 10-Q
period 1995-03-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1995-05-15
CIK 14637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
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


   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last
                                    ______
                                    report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    -------      _______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 8,179,168 Class A common shares, 531,710 Class B common shares, par value $1, outstanding as of March 31, 1995.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
- ------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    ---------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)


                                            For the Quarter Ended
                                            ---------------------
                                       March 31, 1995       April 2, 1994
                                       ---------------      --------------
Net sales                                $ 74,095                $ 36,659
Cost of goods sold                         50,911                  25,940
Selling, general and
 administrative expense                    22,705                  12,261
Restructuring expense                         130                      --
                                          -------                 -------

  Operating profit (loss)                     349                  (1,542)

Interest expense                            1,724                   1,280
Other income, net                             120                      48
                                          -------                 -------
  Income (loss) before income taxes        (1,255)                 (2,774)
Income tax provision                          200                     100
                                          -------                 -------

  Net income (loss)                      $ (1,455)               $ (2,874)
                                          =======                 =======

Primary and fully diluted
 income (loss) per common share           $ (.17)                 $ (.57)
                                           ======                   =====

Weighted average shares
 outstanding during
 the period                             8,680,146               5,037,507
                                        =========               =========




*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                               March 31, 1995   December 31, 1994
                                                                                ------------------
ASSETS                                                           (Unaudited)
                                                               ---------------
CURRENT ASSETS:
 Cash and cash equivalents                                       $   8,377           $   6,676
 Accounts receivable, net of allowances for
  doubtful accounts of $3,006 and $3,103                           100,430             108,234
 Inventories                                                        98,597              88,639
 Deferred income taxes, less $38,100 valuation allowance             2,000               2,000
 Prepaid expenses and other current assets                           8,896               5,981
                                                                  --------            --------
   Total current assets                                            218,300             211,530
Property, plant and equipment:
 Land                                                                7,389               6,858
 Buildings and improvements                                         36,930              33,124
 Machinery and equipment                                            95,588              85,583
                                                                  --------            --------
                                                                   139,907             125,565
   Less-accumulated depreciation                                    89,206              80,210
                                                                  --------            --------
                                                                    50,701              45,355
Other assets                                                        15,096              15,389
                                                                  --------            --------
                                                                 $ 284,097           $ 272,274
                                                                  ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Notes payable and current
   installments of long-term debt                                $  23,973           $  22,398
 Accounts payable                                                   45,246              36,896
 Accrued expenses and income taxes                                  47,474              49,353
                                                                  --------            --------
  Total current liabilities                                        116,693             108,647
Long-term debt                                                      72,566              70,215
Deferred income taxes                                                1,355               1,737
Unfunded accrued pension cost                                        5,782               5,035
Termination indemnities                                              7,416               7,715
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                           --                  --
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 8,186,660 shares in 1995
  and 8,122,086 shares in 1994                                       8,187               8,122
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 531,710 shares in 1995
  and 534,821 shares in 1994                                           532                 535
 Additional paid in capital                                         66,710              66,412
 Earnings employed in the business                                 (11,413)             (9,958)
 Cumulative foreign currency translation adjustment                 16,931              14,530
 Treasury stock:  7,492 shares in 1995 and
  in 1994 at cost                                                     (151)               (151)
 Unearned compensation                                                (511)               (565)
                                                                  --------            --------
   Total shareowners' equity                                        80,285              78,925
                                                                  --------            --------
                                                                 $ 284,097           $ 272,274
                                                                  ========            ========

*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                        For the Quarter Ended
                                                                        ----------------------
                                                                  March 31, 1995      April 2, 1994
                                                                  --------------      -------------
CASH PROVIDED BY (USED IN) OPERATIONS:
Net income (loss)                                                    $(1,455)              $(2,874)
Adjustment for Noncash Items:
 Depreciation and amortization                                         2,108                 1,307
 Pension credits and charges                                             (13)                  112
 Deferred income taxes                                                  (392)                   --
 Unfunded pension                                                        102                   102
Changes in Working Capital:
 Accounts receivable                                                  11,119                 5,762
 Inventories                                                          (4,032)                  495
 Prepaid expenses and other current assets                            (2,778)                 (477)
 Accounts payable and accrued expenses                                 3,518                  (798)
                                                                     -------               -------
  Net Cash Provided by Operations                                      8,177                 3,629
                                                                     -------               -------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                                 (2,474)                 (814)
 Cash equivalent pledged                                                  --                   (35)
 Other investing activities                                             (175)                 (194)
                                                                     -------               -------
  Cash (Used in) Investment Transactions                              (2,649)               (1,043)
                                                                     -------               -------

FINANCING TRANSACTIONS:
 Increase in long-term and short-term debt                             2,382                 1,912
 Payment of long-term and short-term debt                             (2,582)               (2,488)
 Other financing activities                                              388                   396
                                                                     -------               -------
  Cash Provided by (Used in) Financing Transactions                      188                  (180)
                                                                     -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (4,015)                 (682)
                                                                     -------               -------

CASH AND CASH EQUIVALENTS:
 Increase during the period                                            1,701                 1,724
 Beginning balance                                                     6,676                 2,094
                                                                     -------               -------
 Ending balance                                                      $ 8,377               $ 3,818
                                                                     =======               =======

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                       $ 1,132               $   532
                                                                     =======               =======

 Taxes paid                                                          $ 1,025               $   694
                                                                     =======               =======



*  The accompanying notes are an integral part of the financial statements.

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

2. The Company has changed its accounting period ending dates to a calendar month and year end basis beginning in 1995. Prior to 1995, the accounting year ended on the last Saturday in December. The first quarter of 1995 and 1994 both consisted of 13 weeks.

3.   The composition of inventory is as follows:


                                             Mar. 31, 1995  Dec. 31, 1994
                                             -------------  -------------
     Parts, raw materials, and supplies          $43,764        $42,665
     Work in process                              16,650         17,069
     Finished goods                               38,183         28,905
                                                 -------        -------
                                                 $98,597        $88,639
                                                 =======        =======

4. Income taxes include provisions for federal, foreign and state income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first quarter of 1995 and 1994 is $200 and $100, respectively.

5. Earnings (loss) per share is based upon the weighted average number of common shares outstanding for the periods presented since inclusion of common stock equivalents would be antidilutive. Fully diluted earnings per share are not materially different.

6. On April 7, 1995, the U.S. Court of Appeals for the District of Columbia Circuit rendered a decision on the second appeal by the International Association of Machinists and Aerospace Workers (the "IAM") of a supplemental decision and order of the National Labor Relations Board ("NLRB") reaffirming an April 1986 decision of the NLRB dismissing reinstated unfair labor practice charges brought against the Company by the IAM in September 1982. These charges arose out of a strike which began at the Company's Rhode Island operations in October 1981. Although the NLRB has previously upheld dismissal of the reinstated unfair labor practices charges, the Appeals Court in its latest decision has stated that the NLRB failed to articulate and apply a judicially acceptable standard to determine whether certain evidence offered and characterized by the Union as being newly discovered was material and of such a nature to justify tolling the statute of limitations so as to permit the filing of the reinstated unfair labor practice charges. The Court vacated the judgment of the NLRB favorable to the Company and has remanded the case back to the NLRB for further proceedings to determine these evidentiary issues and their effect on the application of the statute of limitations to the reinstated unfair labor practice charges. The Court has directed that should the NLRB rule against the Company on the evidentiary issues presented for consideration then it must proceed to determine the merits of the reinstated unfair labor practice charges. Management of the Company and its counsel believe the NLRB is not likely to rule that the case must go forward on its merits and that a finding of liability against the Company in this matter continues to be remote.

     The Company is involved in two environmental proceedings in which the United States Environmental Protection Agency ("EPA") identified Brown & Sharpe as a potentially responsible party ("PRP") at unrelated waste disposal sites (the "Sites") in Rhode Island and Connecticut listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. While the Company's proportionate share of the total waste contributed to both Sites was minimal in volume and toxicity, the EPA nevertheless with regard to the Rhode Island site issued an Administrative Order against the Company and other PRP's to clean up the Site. Subsequently, the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and contribution protection from claims of any third parties who may have liability at the Site. On January 2, 1991, a group of non-settling major PRP's at the Rhode Island site brought suit in the U.S. District Court in Rhode Island against certain of the settling parties, including the Company, to recover a portion of their past and anticipated future costs of performing the clean-up remedy. The Court, on April 4, 1995, entered a final order and judgment affirming a summary judgment rendered in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRP's have a right of appeal from this final judgment and they have brought suit against the EPA seeking to have the settlements of the de minimis settling parties set aside. The Company is vigorously defending this lawsuit and believes that the release and contribution protection obtained from the EPA in connection with settlement of its liability at the Site will ultimately bar the cost-recovery claim. The Company settled its de minimis liability as a PRP at the Connecticut site in June of 1994 for an amount not deemed to be material.

     On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, NY. The State has alleged that the Companys former subsidiary, Standard Gage Company, Poughkeepsie, NY, which was merged with and into the Company contributed hazardous waste to the site for disposal and that the Company is a potentially responsible party as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500,000, and it has offered to settle its claim with all PRPs receiving the notice. The Company is continuing to investigate the basis for this claim and estimates that any potential loss it might incur as a result of any involvement at this site would not be material.

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

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------



Brown & Sharpe Manufacturing Company acquired the Roch/Mauser and DEA metrology businesses on March 24, 1994 and September 28, 1994, respectively, as discussed in the Companys Annual Report on Form 10-K for the year 1994. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the consolidated statements of income (loss) and cash flow include the results of their operations in 1995, but not in 1994. The ending consolidated balance sheet for both periods presented includes their assets and liabilities.

The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters ended March 31, 1995 and April 2, 1994:

                                                                       Mar. 31  Apr. 2
                                                                        1995     1994
                                                                        ----     ----
Net sales                                                               100.0%   100.0%
Cost of goods sold                                                       68.7     70.8
Selling, general and administrative expense                              30.6     33.4
Restructuring charges                                                     0.2      -
                                                                        -----    -----
Operating profit (loss)                                                   0.5     (4.2)
Interest expense                                                          2.3      3.5
Other income, net                                                         0.1      0.1
                                                                        -----    -----
Income (loss) before income taxes                                        (1.7)    (7.6)
Income tax provision                                                      0.3      0.2
                                                                        -----    -----
Net income (loss)                                                        (2.0)    (7.8)
                                                                        =====    =====

RESULTS OF OPERATIONS
(Quarter Ended March 31, 1995 compared to Quarter Ended April 2, 1994)

ORDERS AND BACKLOG. Orders during the first quarter of 1995 totaled $79.1 million compared to $37.9 million for the first quarter of 1994. Roch and its affiliate company, which was acquired on March 24, 1994, and DEA, which was acquired on September 28, 1994, represented $29.6 million in orders during the first quarter of 1995, and foreign currency fluctuations caused a $2.0 million increase in first quarter 1995 orders compared to the first quarter of 1994. Excluding the effect of these items, orders increased 25.3% to $47.5 million in the first quarter of 1995 from $37.9 million in the first quarter of 1994. The first quarter includes increasing orders in the U.S. and Europe, primarily in the Precision Measuring Instruments Division. Backlog at March 31, 1995 increased to $69.3 million compared to $61.0 million at the end of 1994.

NET SALES. Net sales in the first quarter of 1995 were $74.1 million, compared to $36.7 million in the first quarter of 1994. Roch and its affiliate and DEAs sales were $28.1 million in the first quarter of 1995. Foreign currency exchange rate fluctuations caused an increase in net sales in the first quarter of 1995 of $1.9 million as compared to the first quarter of 1994. Excluding the effect of these items, first quarter 1995 net sales increased approximately $7.4 million or 20.2% from first quarter 1994 sales. This increase in sales resulted largely from U.S. sales out of the larger than normal opening backlog for the Measuring Systems Group and increased sales from the Precision Measuring Instrument Division.

GROSS PROFIT. Gross profit margin increased to 31.3% of sales in the first quarter of 1995 from 29.2% in the first quarter of 1994. This relative increase resulted largely from product sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense in the first quarter of 1995 was $22.7 million or 30.6% of net sales, representing an increase from $12.3 million or

33.4% of net sales in the comparable period in 1994. The increase in dollar spending was primarily due to the inclusion of Roch and DEA selling, general and administrative expense in the first quarter of 1995. Roch and DEA were acquired by Brown & Sharpe in late March and September 1994, respectively. The increasing foreign currency exchange rates in the first quarter of 1995 resulted in increasing translated U.S. dollar costs of about 2 to 3%.

RESTRUCTURING CHARGES. Restructuring charges of $0.1 million, principally Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs, associated with integrating Brown & Sharpes existing operations with those of DEA, acquired on September 28, 1994, were provided for in the first quarter of 1995.

OPERATING PROFIT (LOSS). Brown & Sharpe operating profit was $0.3 million in the first quarter of 1995. This compared to an operating loss of $1.5 million in the first quarter of 1994. In the United States, operations broke even for the first quarter of 1995 as compared to an operating loss of $0.3 million in the first quarter of 1994. Foreign operations had an operating profit of $0.3 million in the first quarter of 1995 as compared to an operating loss of $1.2 million in the first quarter of 1994.

INTEREST EXPENSE. Interest expense totaled $1.7 million in the first quarter of 1995 compared to $1.3 million in the first quarter of 1994. This increase reflects $28.9 million increase in the average balance of borrowings, primarily in the United States, which was partially offset by lower interest rates.

OTHER INCOME, NET. Other income, net was $120,000 in the first quarter of 1995 compared to $48,000 in the first quarter of 1994.

INCOME TAX PROVISION. The provision for income taxes was $200,000 in the first quarter of 1995 compared to $100,000 in the first quarter of 1994. This primarily results from tax provisions in countries and companies with profits.

NET (LOSS). As a result of the foregoing, Brown & Sharpe had a net loss of $1.5 million ($.17 net loss per share) in the first quarter of 1995, compared to a net loss of $2.9 million ($.57 net loss per share) in the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, Brown & Sharpe had borrowings of $20.7 million under the lines of credit compared to total availability at that date of $60.0 million under the lines of credit including lines of credit for DEA in an amount of $17.3 million. As of March 31, 1995, there were borrowings of $4.8 million outstanding under the Companys $25.0 million secured revolving credit facility.

Management believes that the availability of borrowings, following completion of the DEA acquisition and the new financing arrangements concluded at that time, together with cash flow from current levels of operations and anticipated cost savings from the integration of DEA, Roch, and Mauser, will be sufficient to meet operational cash requirements (including one-time costs in integrating Roch, Mauser, and DEA), working capital requirements and planned capital expenditures well into 1997. However, failure to achieve anticipated cost savings from the integration of DEA, Roch, and Mauser, or unexpected delays in or costs related to the integration, could have a material adverse effect on Brown & Sharpe's liquidity.

CASH FLOW. The net loss of $1.5 million in the first quarter of 1995, reduced by depreciation and other non-cash items and changes in working capital in the first quarter of 1994 resulted in operations providing $8.1 million of cash. In the first quarter of 1994, decreased working capital of $5.0 million resulted in $3.5 million of cash being provided by operations.

In the first quarter of 1995, investment transactions used cash of $2.6 million, of which capital expenditures were $2.5 million, as compared with depreciation of $2.0 million in the first quarter of 1995.

This compares to investment transactions using cash of $1.0 million in the first quarter of 1994, of which capital expenditures amounted to $0.8 million and depreciation amounted to $1.0 million.

Cash provided from financing transactions was $0.3 million in the first quarter of 1995 compared to $0.1 million used in the 1994 period.

WORKING CAPITAL. Working capital was $101.6 million at the end of the first quarter of 1995 compared to $102.9 million at the end of 1994. Inventories increased to $98.6 million at March 31, 1995, an increase of $10.0 million from the end of 1994, and accounts receivable decreased to $100.4 million at March 31, 1995, a decrease of $7.8 million from year end 1994. Also, total debt increased $4.0 million to a total of $96.6 million at March 31, 1995 as compared to $92.6 million outstanding at December 31, 1994.

CAPITAL EXPENDITURES. Brown & Sharpes capital expenditures net of disposal proceeds were approximately $2.5 million in the first quarter of 1995 compared to $0.8 million in the first quarter of 1994. Management estimates that annual capital expenditures of approximately $6.0 million to $8.0 million are required to tool new products, improve product and service quality, expand the distribution network, and support the operations of the combined Company. Planned capital expenditures, later in 1995, will include an aggregate of approximately $2.3 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

ACQUISITIONS AND DIVESTITURES. There were no acquisitions or divestitures in the first quarter of 1995. Roch and its affiliate, Mauser, were acquired in late March 1994, and DEA S.p.A. and its subsidiaries were acquired in late September 1994.

                          PART II.  OTHER INFORMATION
                                    -----------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
- ------  --------------------------------

    A.  See Exhibit Index annexed.

    B. No Form 8-K was filed during the quarter ended March 31, 1995, but subsequent to the end of the period, a Form 8-K was filed concerning the change of our Independent Auditors.

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

May 11, 1995

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

10.54 Restated Supplemental Executive Retirement Plan dated January 23, 1995.

10.55 Amendment to the Equity Incentive Plan as of February 15, 1995.

11. Computation of Per Share Data for the thirteen week period ended March 31, 1995 and the fourteen week period ended April 2, 1994.

27.   Financial Data Schedule