Form 10-K/A
period 1994-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1995-06-27
CIK 14637

                                                   COMMISSION FILE NUMBER 1-5881
                                                   -----------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
              (Exact name of registrant as specified in charter)

                               AMENDMENT NO.  1



        The undersigned registrant hereby amends the following items, financial statement, exhibits or other portions of its Annual Report for the year ended December 31, 1994, on Form 10-K as set forth in the pages attached hereto:

        The Exhibit Index and Exhibits are amended to reflect the addition of the following:

        "Exhibit 28.1 - Annual Report on Form 11-K for The Brown & Sharpe Savings and Retirement Plan for Management Employees for the year ended December 31, 1994."

        "Exhibit 28.2 - Annual Report on Form 11-K for The Brown & Sharpe Savings and Retirement Plan for the year ended December 31, 1994."

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Brown & Sharpe Manufacturing Company



                                 By:  /s/ Alfred J. Corso
                                      ---------------------------------------
                                      Alfred J. Corso
                                      Corporate Controller
                                      (Principal Accounting Officer)