Form 10-Q
period 1995-06-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1995-08-15
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[ X ]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 8,163,820 Class A common stock, 530,958 Class B common stock, par value $1 per share, outstanding as of June 30, 1995.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    ---------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                       For the Quarter Ended          For the Half-Year Ended
                                      -----------------------        -------------------------
                                    June 30, 1995  July 2, 1994     June 30, 1995  July 2, 1994
                                    -------------  ------------     -------------  ------------
Net sales                              $ 80,967      $ 43,152          $155,062      $ 79,811
Cost of goods sold                       57,263        29,397           108,174        55,337
Selling, general and
 administrative expense                  20,358        13,610            43,090        25,871
Restructuring expense                       117             -               247             -
                                        -------       -------           -------       -------
  Operating profit (loss)                 3,229           145             3,551        (1,397)

Interest expense                          2,224         1,443             3,948         2,723
Other income, net                            40           130               187           178
                                        -------       -------           -------       -------
  Income (loss) before income taxes       1,045        (1,168)             (210)       (3,942)
Income tax provision                          -           200               200           300
                                        -------       -------           -------       -------

  Net income (loss)                    $  1,045      $ (1,368)         $   (410)     $ (4,242)
                                        =======       =======           =======       =======

Primary and fully diluted
 income (loss) per common share        $    .12      $   (.26)         $   (.05)     $   (.83)
                                        =======       =======           =======       =======
Weighted average shares
 outstanding and common
 stock equivalents
 during the period                    8,705,241     5,191,299         8,691,487     5,114,403
                                      =========     =========         =========     =========

*  The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Dollars in Thousands)

                                                          June 30, 1995   December 31, 1994
ASSETS                                                     (Unaudited)    -----------------
Current Assets:                                           -------------
 Cash and cash equivalents                                     $  6,571            $  6,676
 Accounts receivable, net of allowances for
  doubtful accounts of $3,995 and $3,103                        101,238             108,234
 Inventories                                                     98,950              88,639
 Deferred income taxes, less $38,100 valuation allowance          2,000               2,000
 Prepaid expenses and other current assets                        8,615               5,981
                                                               --------            --------
   Total current assets                                         217,374             211,530
Property, plant and equipment:
 Land                                                             7,293               6,858
 Buildings and improvements                                      37,052              33,124
 Machinery and equipment                                         96,296              85,583
                                                               --------            --------
                                                                140,641             125,565
   Less-accumulated depreciation                                 91,063              80,210
                                                               --------            --------
                                                                 49,578              45,355
Other assets                                                     15,001              15,389
                                                               --------            --------
                                                               $281,953            $272,274
                                                               ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current
   installments of long-term debt                              $ 41,677            $ 22,398
 Accounts payable                                                43,552              36,896
 Accrued expenses and income taxes                               42,248              49,353
                                                               --------            --------
  Total current liabilities                                     127,477             108,647
Long-term debt                                                   59,732              70,215
Deferred income taxes                                             1,355               1,737
Unfunded accrued pension cost                                     5,863               5,035
Termination indemnities                                           7,821               7,715
Shareowners' Equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                         -                   -
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 8,187,412 shares in 1995
  and 8,122,086 shares in 1994                                    8,187               8,122
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 530,958 shares in 1995
  and 534,821 shares in 1994                                        531                 535
 Additional paid in capital                                      66,863              66,412
 Earnings employed in the business                              (10,366)             (9,958)
 Cumulative foreign currency translation adjustment              15,217              14,530
 Treasury stock:  23,592 shares in 1995 and 7,492
  in 1994 at cost                                                  (270)               (151)
 Unearned compensation                                             (457)               (565)
                                                               --------            --------
   Total shareowners' equity                                     79,705              78,925
                                                               --------            --------
                                                               $281,953            $272,274
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

                                                  For the Half-Year Ended
                                                  -----------------------
                                              June 30, 1995        July 2, 1994
                                              -------------        -------------
Cash Provided by (Used in) Operations:
Net income (loss)                               $  (410)               $(4,242)
Adjustment for Noncash Items:
 Depreciation and amortization                    4,094                  2,884
 Pension credits and charges                         27                    224
 Deferred income taxes                                -                    100
 Unfunded pension                                   208                    498
 Termination Indemnities                             46                      -
Changes in Working Capital:
 Accounts receivable                              9,699                  3,717
 Inventories                                     (4,431)                 1,106
 Prepaid expenses and other current assets       (2,424)                  (457)
 Accounts payable and accrued expenses           (3,866)                (3,991)
                                                -------                -------
  Net Cash Provided by (Used in) Operations       2,943                   (161)
                                                -------                -------

Investment Transactions:
 Capital expenditures                            (3,933)                (1,363)
 Cash equivalent pledged                              -                    (69)
 Other investing activities                         619                   (213)
                                                -------                -------
  Cash (Used in) Investment Transactions         (3,314)                (1,645)
                                                -------                -------

Financing Transactions:
 Increase in long-term and short-term debt        9,976                  4,902
 Payment of long-term and short-term debt        (4,998)                (2,276)
 Other financing activities                         503                   (103)
                                                -------                -------
  Cash Provided by Financing Transactions         5,481                  2,523
                                                -------                -------

Effect of Exchange Rate Changes on Cash          (5,215)                  (528)
                                                -------                -------

Cash and Cash Equivalents:
 Increase (Decrease) during the period             (105)                   189
 Beginning balance                                6,676                  2,094
                                                -------                -------
 Ending balance                                 $ 6,571                $ 2,283
                                                =======                =======

Supplementary Cash Flow Information:

 Interest paid                                  $ 3,811                $ 2,547
                                                =======                =======

 Taxes paid                                     $ 1,633                $   730
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


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and half-year periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1994.

2. The Company has changed its accounting period ending dates to a calendar month and year end basis beginning in 1995. Prior to 1995, the accounting year ended on the last Saturday in December. The first half of 1995 and 1994 consisted of 26 and 27 weeks, respectively, while the second quarters of 1995 and 1994 consisted of 13 weeks each.

3.   The composition of inventory is as follows:

                                               June 30, 1995  Dec. 31, 1994
                                               -------------  -------------
     Parts, raw materials, and supplies          $ 42,790       $ 42,665
     Work in process                               20,644         17,069
     Finished goods                                35,516         28,905
                                                  -------        -------
                                                 $ 98,950       $ 88,639
                                                  =======        =======

4. Income taxes include provisions for U.S. federal, state, and foreign income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first half of 1995 and 1994 is $200 and $300, respectively.

5. In 1994, and for the half-year period ended June 30, 1995, earnings (loss) per share was based upon the weighted average number of common shares outstanding for the periods presented since inclusion of common stock equivalents would be antidilutive. Primary earnings per share for the quarter ended June 30, 1995 is based upon the weighted average number of common shares outstanding and common stock equivalents. Fully diluted earnings per share are not materially different.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------


Brown & Sharpe Manufacturing Company acquired the DEA Group metrology businesses on September 28, 1994, as reported in the Company's Annual Report on Form 10-K for the year 1994. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the consolidated statements of income
(loss) and cash flow for the first two quarters of 1995 include the results of the acquired operations. However, DEA's results are not included for the first three quarters of 1994. The ending consolidated balance sheet for both periods presented (June 30, 1995 and December 31, 1994) includes their assets and liabilities.

The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and half years ended June 30, 1995 and July 2, 1994:

                                             Quarters Ended     Half-Years Ended
                                             --------------     ----------------
                                            June 30   July 2    June 30   July 2
                                             1995      1994      1995      1994
                                             ----      ----      ----      ----
Net sales                                    100.0%    100.0%    100.0%    100.0%
Cost of goods sold                            70.7      68.1      69.7      69.3
Selling, general and administrative expense   25.2      31.6      27.8      32.5
Restructuring charges                           .1         -        .2         -
                                             -----     -----     -----     -----
Operating profit (loss)                        4.0        .3       2.3      (1.8)
Interest expense                               2.7       3.3       2.6       3.3
Other income, net                                -        .3        .1        .2
                                             -----     -----     -----     -----
Income (loss) before income taxes              1.3      (2.7)      (.2)     (4.9)
Income tax provision                             -        .5        .1        .4
                                             -----     -----     -----     -----
Net income (loss)                              1.3%     (3.2)%     (.3)%    (5.3)%
                                             =====     =====     =====     =====

RESULTS OF OPERATIONS
(Quarter Ended June 30, 1995 compared to Quarter Ended July 2, 1994)

Orders and Backlog. Orders during the second quarter of 1995 totaled $78.2 million compared to $46.8 million for the second quarter of 1994. DEA, which was acquired on September 28, 1994, represented $26.1 million in orders during the second quarter of 1995, and foreign currency fluctuations caused a $5.2 million increase in second quarter 1995 orders compared to the second quarter of 1994. The second quarter, after reflecting the effect of DEA and foreign exchange, includes increased orders in the Precision Measuring Instruments Division offset by reduced orders for the Measuring Systems Division. Backlog at June 30, 1995 decreased to $66.2 million compared to $69.3 million at the end of the first quarter 1995.

Net Sales. Net sales in the second quarter of 1995 were $81.0 million, compared to $43.2 million in the second quarter of 1994. DEA's sales were $27.6 million in the second quarter of 1995. In addition, foreign currency exchange rate fluctuations caused an increase in net sales in the second quarter of 1995 of $5.1 million as compared to the second quarter of 1994.

Gross Profit. Gross profit margin decreased to 29.3% of sales in the second quarter of 1995 from 31.9% in the second quarter of 1994. The majority of this percent decrease resulted from increased inventory valuation reserves of $1.3 million.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percentage of net sales decreased to 25.2% in the second quarter of 1995 from 31.6% in the second quarter of 1994, reflecting the benefits of the acquisition consolidation savings actions of the Company.
Dollar spending, however, increased $6.7 million in the second quarter of 1995 from the second quarter of 1994 which was primarily due to the inclusion of DEA selling, general and administrative expense in the second quarter of 1995 amounting to $6.6 million, which was not included in the second quarter of 1994. The second quarter of 1995 also included an accrual of $.6 million which was recorded to reflect benefits payable to the former President and Chief Executive Officer who resigned and was replaced, as previously announced by the Company at the 1995 Annual Meeting on May 3, 1995. In addition, $2.0 million of realized and unrealized foreign exchange gains were recognized in the same quarter. Realized and unrealized foreign exchange losses amounted to $.1 million in the second quarter of 1994.

Restructuring Charges. Restructuring charges of $.1 million, were provided for in the second quarter of 1995, principally for Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs, associated with integrating Brown & Sharpe's existing operations with those of DEA, acquired on September 28, 1994.

Operating Profit (Loss). Operating profit was $3.2 million in the second quarter of 1995. This compared to an operating profit of $.1 million in the second quarter of 1994. In the United States, an operating loss of $1.1 million was recognized for the second quarter of 1995 compared to an operating profit of $1.3 million in the second quarter of 1994. Foreign operations had an operating profit of $4.3 million in the second quarter of 1995 as compared to an operating loss of $1.2 million in the second quarter of 1994. The improved second quarter operating results reflect the specific items noted above and reflect, overall, the benefit of the integration of the DEA and Roch acquisitions as well as the impact of the strengthening European economies offset by weaker operating results in the United States, due to a product mix that resulted in reduced margins.

Interest Expense. Interest expense totaled $2.2 million in the second quarter of 1995 compared to $1.4 million in the second quarter of 1994. This increase reflects a $28.8 million increase in borrowings over the comparable period in 1994. $13.8 million of the increase resulted from debt related to the DEA acquisition, and $11.6 million, including $6.7 million borrowed in the second quarter of 1995, resulted from additional working capital requirements, including additional costs related to restructuring. The remainder of the increase is due to changes in foreign exchange rates on offshore borrowings.

Net Income/(Loss). Brown & Sharpe had a net income of $1.0 million ($.12 per share) in the second quarter of 1995, compared to a net loss of $1.4 million ($.26 per share) in the second quarter of 1994.

RESULTS OF OPERATIONS
(Half-Year Ended June 30, 1995 compared to Half-Year Ended July 2, 1994)

Orders and Backlog. Orders during the first half-year of 1995 totaled $157.3 million compared to $84.7 million for the first half-year of 1994. DEA which was acquired on September 28, 1994, represented $51.8 million in orders during the first half of 1995, and foreign currency fluctuations caused a $10.4 million increase in first half 1995 orders compared to the first half of 1994. Backlog at June 30, 1995 increased to $66.2 million compared to $61.0 million at year-end 1994.

Net Sales. Net sales in the first half of 1995 were $155.1 million compared to $79.8 million for the first half of 1994. DEA's sales were $52.8 million in the first half of 1995. Foreign currency exchange rate fluctuations caused an increase in net sales of $9.3 million in the first half of 1995 as compared to the first half of 1994.

Gross Profit. Gross profit margin decreased .5% to 30.2% in the first half of 1995 from 30.7% in the first half of 1994. The 1995 gross profit margin would have increased by .3%, except for the effect of the valuation reserves of $1.3 million recorded in 1995 which reduced the gross margin .8%.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percentage of net sales decreased to 27.8% in the first half of 1995 from 32.5% in the first half of 1994, reflecting the acquisition consolidation savings actions of the Company. Dollar spending increased in the first half of 1995 by $17.2 million from the first half of 1994, which was primarily due to the inclusion of

DEA selling, general and administrative expense amounting to $13.7 million in the first half of 1995 and the effect of translating the selling, general and administrative expenses of the foreign operations of the Company at higher exchange rates than the previous period. Realized and unrealized exchange gains of $2.0 million were recognized during the first half of 1995 and losses of $.1 million were recognized in the first half of 1994.

Operating Profit (Loss).  Brown & Sharpe generated an operating profit of
$3.6 million in the first half of 1995. This compared to an operating loss of $1.4 million in the first half of 1994. In the United States, operating loss for the first half of 1995 totaled $1.2 million as compared to an operating profit of $1.2 million in the first half of 1994. Foreign operations generated an operating income of $4.8 million in the first half of 1995 as compared to an operating loss of $2.6 million in the first half of 1994. The European operations, in total, generated significant operating profit in the first half of 1995, led by our Swiss operation's return to profitability. These improved results were diminished by weaker operating results in the United States due to a product mix that resulted in reduced margins.

Interest Expense. Interest expense totaled $3.9 million in the first half of 1995 compared to $2.7 million in the first half of 1994. This increase reflects a $28.8 million increase in borrowings over the comparable period in 1994.
$13.8 million of the increase resulted from debt related to the DEA acquisition, and $11.6 million resulted from additional working capital requirements, including additional costs related to restructuring. The remainder of the increase is due to changes in foreign exchange rates on offshore borrowings.

Net Income (Loss). As a result of the foregoing, Brown & Sharpe had a net loss of $.4 million ($.05 per share) in the first half of 1995, compared to net loss of $4.2 million ($.83 per share) in the first half of 1994.

Brown & Sharpe expects to report a net loss for the third quarter of 1995 primarily resulting from the effect of normally low sales volume due to the general European practice of summer vacations, shutdowns, etc. which occur in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, total debt increased $8.8 million to a total of $101.4 million at June 30, 1995 as compared to $92.6 million outstanding at December 31, 1994. Approximately $3.8 million of the debt increase is due to foreign denominated borrowings which were translated at exchange rates that were higher than the exchange rates in existence at the borrowing date.

Brown & Sharpe had borrowings of $26.4 million under the lines of credit compared to total availability at that date of $60.7 million under the lines of credit including lines of credit for DEA in an amount of $18 million. As of June 30, 1995, there were borrowings of $11.4 million outstanding under the Company's $25.0 million secured revolving credit facility. Notes payable and current installments of long term debt at June 30, 1995 includes $11.6 million of mortgage notes payable that mature in June 1996, which prior to June 1995 had been classified as long-term debt. Management expects to refinance this debt prior to the maturity of the notes.

Management believes that the current availability of borrowings, from short term credit lines and term debt, together with cash flow from current levels of operations and anticipated cost savings from the integration of DEA, Roch, and Mauser will be sufficient to meet operational cash requirements well into 1996, including one-time costs in integrating Roch, Mauser, and DEA, working capital requirements and planned capital expenditures. However, failure to achieve anticipated cost savings from the integration of DEA, Roch, and Mauser, or unexpected delays in or costs related to the integration, could have a material adverse effect on Brown & Sharpe's liquidity.

Cash Flow. The net loss of $.4 million in the first half of 1995, reduced by depreciation and other non-cash items and changes in working capital, including additional costs related to restructuring, in the second quarter of 1994 resulted in operations providing $2.9 million of cash. In the first half of 1994, $.2 million of cash was used by operations.

In the first half of 1995, capital expenditures were $3.9 million, as compared with depreciation and amortization of $4.1 million for the same period. Other investment transactions in 1995 provided $.6 million. Investment transactions in 1994 used cash of $1.6 million, of which capital expenditures amounted to $1.4 million and depreciation and amortization amounted to $2.9 million.

Cash provided from financing transactions was $5.5 million in the first half of 1995 compared to $2.5 million provided in the 1994 period.

Working Capital. Working capital was $89.9 million at the end of the first half of 1995 compared to $102.9 million at the end of 1994. The major reason for the decrease in working capital in 1995 was due to the reclassification of the mortgage notes payable discussed above from long-term debt to current liabilities. Inventories increased to $98.9 million at June 30, 1995, an increase of $10.3 million from the end of 1994, and accounts receivable decreased to $101.2 million at June 30, 1995, a decrease of $7.0 million from year end 1994. Working capital was also affected by increased borrowings on current lines of credit.

Capital Expenditures. Brown & Sharpe's capital expenditures were approximately $3.9 million in the first half of 1995 compared to $1.4 million in the first half of 1994. Management estimates that annual capital expenditures of approximately $8.0 million to $10.0 million are required to tool new products, improve product and service quality, expand the distribution network, and support the operations of the combined Company. Planned capital expenditures, later in 1995, will include an additional amount of approximately $2.3 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

                          PART II.  OTHER INFORMATION
                                    -----------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Company's 1995 Annual Meeting of Stockholders was held on Wednesday, May 3, 1995. The stockholders voted to (1) fix the number of directors at ten and to elect nominees to the Board of Directors to serve for the ensuing term; (2) approve amendments to the Company's 1989 Equity Incentive Plan, (i) increasing the number of shares for issuance and delivery in connection with awards from 500,000 shares to 875,000 shares and, (ii) limiting to 300,000 shares the number of shares of Class A common stock that any individual could receive in any calendar year (as set forth in the Proxy Statement); (3) ratify and approve the appointment by the Board of Directors of Ernst & Young L.L.P. as the Company's independent accountants for the year 1995.

The following is a summary of the results of matters submitted to security holders:

(1) The following persons were elected to serve as directors for three year terms expiring in 1998 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

    Name                            For      Withheld
    ----                            ---      --------

    Class A Common Stock
    --------------------
        Enrico Albareto          7,387,156   375,496
        Henry D. Sharpe, Jr.     7,387,300   375,352
        Howard K. Fuguet         7,386,376   376,276
        Henry D. Sharpe, III     7,387,560   375,092
    Class B Common Stock
    --------------------
        Henry D. Sharpe, Jr.     4,299,228   166,547
        Howard K. Fuguet         4,299,158   166,617
        Henry D. Sharpe, III     4,299,558   166,217

    The following directors have terms of office which continued after the meeting: Russell A. Boss, John M. Nelson, Paul R. Tregurtha,
    Vincenzo Canatelli, and Alberto de Benedictis. Subsequent to the meeting, Frank T. Curtin was elected to complete Fred M. Stuber's term.

                                                                              Broker
                                                  For      Against  Abstain  Non-Votes
                                                  ---      -------  -------  ---------
(2) (i) increasing the number of
        shares from 500,000 shares
        to 875,000 shares                      10,308,654  936,533  117,253   865,987

   (ii) limiting to 300,000 Class A shares
        that any one individual can
        receive in one year                    10,308,654  936,533  117,253   865,987

(3) appointment of Ernst & Young L.L.P.
    as the Company's independent accountants   12,084,503  120,504   23,420         0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

    A. See Exhibit Index annexed.

    B. A report on Form 8-K was filed during the quarter ended June 30, 1995. On April 4, 1995, Brown & Sharpe filed a Current Report under Item 4 reporting the Change in Registrants Independent Auditors.

       A report on Form 10-K/A was filed during the quarter ended June 30, 1995. On June 27, 1995, Brown & Sharpe filed an Annual Report on Form 11-K for the Brown & Sharpe Savings and Retirement Plan for Management Employees, and for the Brown & Sharpe Retirement Plan for the year ended December 31, 1994.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BROWN & SHARPE MANUFACTURING COMPANY


                                  By: /s/ Charles A. Junkunc
                                      ---------------------------------------
                                      Charles A. Junkunc
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
August 9, 1995

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

10.56 Amendment No. 1 dated May 31, 1995 to the Brown & Sharpe Savings and Retirement Plan for Management Employees. (1994 Restatement)

10.57 Amendment No. 2 dated May 31, 1995 to the Brown & Sharpe Savings and Retirement Plan for Management Employees. (1994 Restatement)

10.58 Amendment No. 1 dated May 31, 1995 to the Brown & Sharpe Savings and Retirement Plan. (1994 Restatement)

10.59 Severance termination agreement for Fred Stuber dated May 3, 1995.

10.60 Employment Agreement with Frank T. Curtin dated May 17, 1995.

11. Computation of Per Share Data for the half-years ended June 30, 1995 and July 2, 1994.

27.   Financial Data Schedule.