Form 10-Q
period 1995-09-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1995-11-15
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[ X ]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                                (401) 886-2000
                                 -------------
             (Registrant's telephone number, including area code)


   _________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No_____
     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 8,165,115 Class A common stock, 529,663 Class B common stock, par value $1 per share, outstanding as of September 30, 1995.

                         PART I. FINANCIAL INFORMATION
                                 ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    ---------------------------------------
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                             For the Quarter Ended            For the Nine-Months Ended
                                             ---------------------            -------------------------
                                          Sep. 30, 1995  Oct. 1, 1994      Sep. 30, 1995   Oct. 1, 1994
                                          -------------  ------------      -------------   ------------
Net sales                                   $ 76,945      $ 39,641          $ 232,007      $  119,452
Cost of goods sold                            54,263        28,610            162,437          83,947
Selling, general and
 administrative expense                       19,948        12,868             63,038          38,796
Restructuring expense                             89         1,000                336           1,000
                                             -------       -------           --------       ---------

  Operating profit (loss)                      2,645        (2,837)             6,196          (4,291)

Interest expense                               2,787         1,736              6,735           4,459
Other income, net                                362           158                549             393
                                             -------       -------           --------       ---------
  Income (loss) before income taxes              220        (4,415)                10          (8,357)
Income tax provision                               0           200                200             500
                                             -------       -------           --------       ---------

  Net income (loss)                          $   220      $ (4,615)         $    (190)     $   (8,857)
                                             =======       =======           ========       =========

Primary and fully diluted
 income (loss) per common share             $    .03      $   (.86)         $    (.02)     $    (1.71)
                                             =======       =======           ========       =========

Weighted average shares
 outstanding and common
 stock equivalents
 during the period                         8,779,246     5,350,140          8,692,584       5,192,982
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

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Dollars in Thousands)

                                                          Sep. 30, 1995        December 31, 1994
ASSETS                                                     (Unaudited)
                                                          --------------       -----------------
CURRENT ASSETS:
 Cash and cash equivalents                                $   5,011                 $   6,676
 Accounts receivable, net of allowances for
  doubtful accounts of $4,170 and $3,103                    100,479                   108,234
 Inventories                                                 85,558                    88,639
 Deferred income taxes, less $38,100 valuation allowance      3,800                     2,000
 Prepaid expenses and other current assets                    8,352                     5,981
                                                           --------                  --------
   Total current assets                                     203,200                   211,530
Property, plant and equipment:
 Land                                                         7,210                     6,858
 Buildings and improvements                                  36,810                    33,124
 Machinery and equipment                                    100,906                    85,583
                                                           --------                  --------
                                                            144,926                   125,565
   Less-accumulated depreciation                             92,052                    80,210
                                                           --------                  --------
                                                             52,874                    45,355
Other assets                                                 25,788                    15,389
                                                           --------                  --------
                                                          $ 281,862                 $ 272,274
                                                           ========                  ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Notes payable and current
   installments of long-term debt                         $  43,275                 $  22,398
 Accounts payable                                            40,581                    36,896
 Accrued expenses and income taxes                           37,404                    49,353
                                                           --------                  --------
  Total current liabilities                                 121,260                   108,647
Long-term debt                                               58,085                    70,215
Other long-term liabilities                                   4,836                         -
Deferred income taxes                                         2,354                     1,737
Unfunded accrued pension cost                                 5,781                     5,035
Termination indemnities                                       7,992                     7,715
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                     -                         -
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 8,188,707 shares in 1995
  and 8,122,086 shares in 1994                                8,189                     8,122
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 529,663 shares in 1995
  and 534,821 shares in 1994                                    530                       535
 Additional paid in capital                                  66,863                    66,412
 Earnings employed in the business                          (10,148)                   (9,958)
 Cumulative foreign currency translation adjustment          16,793                    14,530
 Treasury stock:  23,592 shares in 1995 and 7,492
  in 1994 at cost                                              (270)                     (151)
 Unearned compensation                                         (403)                     (565)
                                                           --------                  --------
   Total shareowners' equity                                 81,554                    78,925
                                                           --------                  --------
                                                          $ 281,862                 $ 272,274
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

                                                                 For the Nine-Months Ended
                                                                 -------------------------
                                                             Sep. 30, 1995         Oct. 1, 1994
                                                             -------------         ------------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income (loss)                                             $     (190)            $   (8,857)
Adjustment for Noncash Items:
 Depreciation and amortization                                     7,482                  4,223
 Pension credits and charges                                          40                    336
 Deferred income taxes                                                 -                    100
 Unfunded pension                                                    314                      -
 Termination Indemnities                                             196                      -
Changes in Working Capital:
 Accounts receivable                                               3,579                  8,410
 Inventories                                                      (4,939)                 1,176
 Prepaid expenses and other current assets                          (393)                  (751)
 Accounts payable and accrued expenses                            (9,190)                (2,658)
                                                               ---------              ---------
  Net Cash Provided by (Used in) Operations                       (3,101)                 1,979
                                                               ---------              ---------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                             (5,372)                (2,031)
 Cash equivalent pledged                                               -                    113
 Other investing activities                                          253                 (1,326)
                                                               ---------              ---------
  Cash (Used in) Investment Transactions                          (5,119)                (3,244)
                                                               ---------              ---------

FINANCING TRANSACTIONS:
 Increase in long-term and short-term debt                        13,155                 37,301
 Payment of long-term and short-term debt                         (8,288)               (17,457)
 Other financing activities                                          557                  2,444
                                                               ---------              ---------
  Cash Provided by Financing Transactions                          5,424                 22,288
                                                               ---------              ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            1,131                 (1,251)
                                                               ---------              ---------

CASH AND CASH EQUIVALENTS:
 Increase (Decrease) during the period                            (1,665)                19,772
 Beginning balance                                                 6,676                  2,094
                                                               ---------              ---------
 Ending balance                                               $    5,011             $   21,866
                                                               =========              =========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                $    4,629             $    3,347
                                                               =========              =========

 Taxes paid                                                   $    1,703             $      889
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


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1994.

2. The Company has changed its accounting period ending dates to a calendar month and year end basis beginning in 1995. Prior to 1995, the accounting year ended on the last Saturday in December. The first nine months of 1995 and 1994 consisted of 39 and 40 weeks, respectively, while the third quarters of 1995 and 1994 consisted of 13 weeks each.

3. On September 28, 1994, Brown & Sharpe Manufacturing Company and its wholly-owned subsidiary, Brown & Sharpe International Capital Corporation, acquired the business of DEA, S.p.A. in exchange for common stock of the Company with a market value of $22,856,000. In addition, the Company incurred acquisition costs amounting to $2,301,000. The transaction was recorded using the purchase method of accounting with the acquired assets and assumed liabilities recorded in 1994 using preliminary estimates that were subject to adjustment pending a worldwide study of the fair value of the acquired assets and assumed liabilities.

       Because DEA was acquired late in 1994 and was a complex worldwide operation that required a comprehensive review of asset values and liabilities and a significant part of the study had to take into consideration the integration of DEA into the Measuring Systems Group, the final assessment of asset values, restructuring the manufacturing and marketing organization, and making other necessary changes was not completed until the third quarter of 1995. The determination of the final fair values resulted in adjustments consisting of changes from initially determined values as of September 28, 1994 amounting to an increase in goodwill; property, plant and equipment; deferred incomes taxes; and other assets amounting to $10,360,000, $4,142,000, $1,800,000, and
       $2,844,000, respectively, and a decrease in inventory and accounts receivable amounting to $12,582,000 and $1,175,000, respectively. Adjustments to other balance sheet amounts were individually not significant.

       As a result of the adjustments to the preliminary estimates, net income for the three months ended September 30, 1995 increased $1,171,000.

4.     The composition of inventory is as follows:



                                                            Sep. 30, 1995      Dec. 31, 1994
                                                            -------------      -------------
     Parts, raw materials, and supplies                       $  37,899          $  42,665
     Work in process                                             15,811             17,069
     Finished goods                                              31,848             28,905
                                                                -------            -------
                                                              $  85,558          $  88,639
                                                                =======            =======

5. Income taxes include provisions for federal, state, and foreign income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first nine months of 1995 and 1994 is $200 and $500, respectively.

6.     In 1994, and for the nine-month period ended September 30, 1995, earnings
       (loss) per share was based upon the weighted average number of common shares outstanding for the periods presented since inclusion of common stock equivalents would be antidilutive. Primary and fully diluted earnings per share for the quarter ended September 30, 1995 is based upon the weighted average number of common shares outstanding and common stock equivalents.

7. On April 7, 1995, the U.S. Court of Appeals for the District of Columbia Circuit rendered a decision on the second appeal by the International Association of Machinists and Aerospace Workers (the "IAM") of a supplemental decision and order of the National Labor Relations Board ("NLRB") reaffirming an April 1986 decision of the NLRB dismissing reinstated unfair labor practice charges brought against the Company by the IAM in September 1982. These charges arose out of a strike which began at the Company's Rhode Island operations in October 1981. Although the NLRB has previously upheld dismissal of the reinstated unfair labor practices charges, the Appeals Court in its latest decision has stated that the NLRB failed to articulate and apply a judicially acceptable standard to determine whether certain evidence offered and characterized by the Union as being newly discovered was material and of such a nature to justify tolling the statute of limitations so as to permit the filing of the reinstated unfair labor practice charges. The Court vacated the judgment of the NLRB favorable to the Company and has remanded the case back to the NLRB for further proceedings to determine these evidentiary issues and their effect on the application of the statute of limitations to the reinstated unfair labor practice charges. The Court has directed that should the NLRB rule against the Company on the evidentiary issues presented for consideration then it must proceed to determine the merits of the reinstated unfair labor practice charges. Management of the Company and its counsel believe the NLRB is not likely to rule that the case must go forward on its merits and that a finding of liability against the Company in this matter continues to be remote.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------



Brown & Sharpe Manufacturing Company acquired the DEA Group metrology businesses on September 28, 1994, as reported in the Company's Annual Report on Form 10-K for the year 1994. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the consolidated statements of income
(loss) and cash flow for the three month and nine month periods ended September 30, 1995 include the results of the acquired operations. However, DEA's results are not included for the three month and nine months periods ended October 1, 1994. The ending consolidated balance sheet for both periods presented (September 30, 1995 and December 31, 1994) includes DEA's assets and liabilities. As discussed in Footnote 3 of the consolidated financial statements, the Company recognized in the quarter ended September 30, 1995, $1.2 million of income as a result of adjustments to the preliminary estimates of the fair values of the assets and liabilities of DEA S.p.A. at the date of its acquisition by the Company. The revised estimates resulted in decreases in cost of goods sold and selling, general and administrative expense of $.3 million and $.4 million, respectively and an increase in other income of $.5 million.

The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and nine months ended September 30, 1995 and October 1, 1994:

                                                Quarters Ended            Nine-Months Ended
                                                --------------            -----------------
                                               Sep.30      Oct.1          Sep.30      Oct.1
                                                1995        1994           1995        1994
                                                ----        ----           ----        ----
Net sales                                       100.0%      100.0%         100.0%      100.0%
Cost of goods sold                               70.5        72.2           70.0        70.3
Selling, general and administrative expense      26.0        32.4           27.2        32.5
Restructuring charges                              .1         2.5             .1          .8
                                                -----      ------          -----       -----
Operating profit (loss)                           3.4        (7.1)           2.7        (3.6)
Interest expense                                  3.6         4.4            2.9         3.8
Other income, net                                  .5          .4             .2          .4
                                                -----      ------          -----       -----
Income (loss) before income taxes                  .3       (11.1)            .0        (7.0)
Income tax provision                               .0          .5             .1          .4
                                                -----      ------          -----       -----
Net income (loss)                                  .3%      (11.6)%          (.1)%      (7.4)%
                                                =====      ======          =====       =====

RESULTS OF OPERATIONS
(Quarter Ended September 30, 1995 compared to Quarter Ended October 1, 1994)

ORDERS AND BACKLOG. Orders during the third quarter of 1995 totaled $77.6 million compared to $44.2 million for the third quarter of 1994. DEA, which was acquired on September 28, 1994, represented $24.4 million in orders during the third quarter of 1995, and foreign currency fluctuations caused a $3.5 million increase in third quarter 1995 orders compared to the third quarter of 1994.
The third quarter, after reflecting the effect of DEA and foreign exchange, includes increased orders in the Precision Measuring Instruments Division, Measuring Systems Division, and Custom Metrology Division. Backlog at September 30, 1995 decreased to $65.0 million compared to $66.2 million at the end of the second quarter 1995.

NET SALES. Net sales in the third quarter of 1995 were $76.9 million, compared to $39.6 million in the third quarter of 1994. DEA's sales were $22.1 million in the third quarter of 1995. In addition, foreign currency exchange rate fluctuations caused an increase in net sales in the third quarter of 1995 of $3.6 million as compared to the third quarter of 1994.

GROSS PROFIT. Gross profit margin increased to 29.5% of sales in the third quarter of 1995 from 27.8% in the third quarter of 1994. The majority of this percent increase resulted from increased sales volume in the Precision Measuring Instruments Division which had substantially improved profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense as a percentage of net sales decreased to 26.0% in the third quarter of 1995 from 32.4% in the third quarter of 1994, reflecting primarily the benefits of the acquisition consolidation savings actions that have previously been taken by the Company. Dollar spending, however, increased $7.0 million in the third quarter of 1995 from the third quarter of 1994 which was primarily due to the inclusion of DEA selling, general and administrative expense in the third quarter of 1995 amounting to $4.9 million, which was not included in the third quarter of 1994. The increase included $1.3 million of realized and unrealized foreign exchange losses that were recognized in the same quarter. Realized and unrealized foreign exchange gains amounted to $.1 million in the third quarter of 1994.

RESTRUCTURING CHARGES. Restructuring charges of $.1 million and $1 million, were provided for in the third quarters of 1995 and 1994, respectively, principally for Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs, associated with integrating Brown & Sharpe's existing operations with those of DEA, acquired on September 28, 1994.

OPERATING PROFIT (LOSS). Operating profit was $2.6 million in the third quarter of 1995. This compared to an operating loss of $2.8 million in the third quarter of 1994. In the United States, an operating loss of $.5 million was recognized for the third quarter of 1995 compared to an operating loss of $.8 million in the third quarter of 1994. Foreign operations had an operating profit of $3.1 million in the third quarter of 1995 as compared to an operating loss of $1.1 million in the third quarter of 1994. The improved third quarter operating results reflect the improvement in European operations and the effect of the revised fair market valuation estimates of the 1994 DEA acquisition.

INTEREST EXPENSE. Interest expense totaled $2.8 million in the third quarter of 1995 compared to $1.7 million in the third quarter of 1994. This increase reflects a $28.1 million increase in average borrowings over the comparable period in 1994. $13.8 million of the increase resulted from debt related to the DEA acquisition, and $11.3 million resulted from additional working capital requirements, including additional costs related to restructuring. The remainder of the increase is due to the impact of changes in foreign exchange rates on offshore borrowings.

NET INCOME/(LOSS). Brown & Sharpe had a net income of $0.2 million ($.03 per share) in the third quarter of 1995, compared to a net loss of $4.6 million ($.86 per share) in the third quarter of 1994.

RESULTS OF OPERATIONS
(Nine-Months Ended September 30, 1995 compared to Nine-Months Ended October 1,
1994)

ORDERS AND BACKLOG. Orders during the first nine-months of 1995 totaled $234.9 million compared to $128.9 million for the first nine-months of 1994. DEA, which was acquired on September 28, 1994, represented $76.1 million in orders during the first nine-months of 1995, and foreign currency fluctuations caused a $9.8 million increase in the first nine-months of 1995 orders compared to the first nine-months of 1994. Backlog at September 30, 1995 increased to $65.0 million compared to $61.0 million at year-end 1994.

NET SALES. Net sales in the first nine-months of 1995 were $232.0 million compared to $119.5 million for the first nine-months of 1994. DEA's sales were $74.9 million in the first nine-months of 1995. Foreign currency exchange rate fluctuations caused an increase in net sales of $9.1 million in the first nine-months of 1995 as compared to the first nine-months of 1994. The remaining increase was primarily due to increased sales of the PMI Division and MS Group amounting to approximately $16.2 million and $10.8 million, respectively.

GROSS PROFIT. Gross profit margin increased slightly to 30.0% in the first nine-months of 1995 from 29.7% in the first nine-months of 1994. The 1995 gross profit margin would have increased by .6% rather than .3%, except for the effect of inventory valuation reserves of $.8 million recorded in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense as a percentage of net sales decreased to 27.2% in the first nine-months of 1995 from 32.5% in the first nine-months of 1994, reflecting the acquisition consolidation savings actions of the Company. Dollar spending increased in the first nine-months of 1995 by $24.2 million from the first nine-months of 1994, which was primarily due to the inclusion of DEA selling, general and administrative expense amounting to $16.9 million in the first nine-months of 1995 and the effect of translating the selling, general and administrative expenses of the foreign operations of the Company at higher exchange rates than the previous period. Realized and unrealized exchange gains of $.6 million were recognized during the first nine-months of 1995 and gains of $.1 million were recognized in the first nine-months of 1994.

OPERATING PROFIT (LOSS). Brown & Sharpe generated an operating profit of $6.2 million in the first nine-months of 1995. This compared to an operating loss of $4.3 million in the first nine-months of 1994. In the United States, operating loss for the first nine-months of 1995 totaled $1.7 million as compared to an operating profit of $.4 million in the first nine-months of 1994. Foreign operations generated an operating income of $7.9 million in the first nine-months of 1995 as compared to an operating loss of $3.7 million in the first nine-months of 1994. The European operations, in total, generated significant operating profit in the first nine-months of 1995, led by our Swiss operation's return to profitability. These improved results were diminished by weaker operating results in the United States due principally to the impact of the weaker United States dollar on foreign sourced products sold in the United States. In addition, as discussed above, operating profit for 1995 increased $.7 million due to the revised fair market valuation estimates of the 1994 DEA acquisition with an additional $.5 million of income recorded in other income.

INTEREST EXPENSE. Interest expense totaled $6.7 million in the first nine-months of 1995 compared to $4.5 million in the first nine-months of 1994. This increase reflects a $26.3 million increase in average borrowings over the comparable period in 1994. $13.8 million of the increase resulted from debt related to the DEA acquisition, and $11.3 million resulted from additional working capital requirements, including additional costs related to restructuring. The remainder of the increase is due to changes in foreign exchange rates on offshore borrowings.

NET INCOME (LOSS). As a result of the foregoing, Brown & Sharpe had a net loss of $0.2 million ($.02 per share) in the first nine-months of 1995, compared to net loss of $8.9 million ($1.71 per share) in the first nine-months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Total short-term and long-term debt increased $8.7 million to $101.3 million at September 30, 1995 as compared to $92.6 million outstanding at December 31, 1994. Approximately $3.0 million of the debt increase is due to the translation of foreign denominated borrowings at exchange rates that were higher than the exchange rates in existence at December 31, 1994 or any later borrowing date.

Brown & Sharpe had borrowings of $25.5 million under the lines of credit compared to total availability at that date of $65.5 million under the lines of credit including lines of credit for DEA in an amount of $18.8 million. As of September 30, 1995, there were borrowings of $10.7 million outstanding under the Company's $25.0 million secured revolving credit facility. Notes payable and current installments of long term debt at September 30, 1995 includes $12.1 million of Swiss mortgage notes payable that mature in June 1996, which prior to June 1995 had been classified as long-term debt. Management expects to refinance this debt prior to the maturity of the notes.

Management believes that the current availability of borrowings, from short term credit lines and term debt, together with cash flow from current levels of operations and anticipated cost savings from the integration of DEA, Roch, and Mauser will be sufficient to meet operational cash requirements through 1996, including one-time costs in integrating Roch, Mauser, and DEA, working capital requirements and planned capital expenditures. However, failure to achieve anticipated cost savings from the integration of DEA, Roch, and Mauser, or unexpected delays in or costs related to the integration, could have a material adverse effect on Brown & Sharpe's liquidity.

CASH FLOW. The net loss of $.2 million in the first nine-months of 1995, reduced by depreciation and other non-cash items, and changes in working capital, including additional costs related to restructuring, in the third quarter of 1995 resulted in operations using $3.1 million of cash. In the first nine-months of 1994, $2.0 million of cash was provided by operations.

In the first nine-months of 1995, capital expenditures were $5.4 million, as compared with depreciation and amortization of $7.5 million for the same period. Other investment transactions in 1995 provided $.3 million. Investment transactions in the 1994 period used cash of $3.2 million, of which capital expenditures amounted to $2.0 million as compared with depreciation and amortization of $4.2 million for the same period in 1994.

Cash provided from financing transactions was $5.4 million in the first nine-months of 1995 compared to $22.3 million provided in the 1994 period.

WORKING CAPITAL. Working capital was $81.9 million at the end of the first nine-months of 1995 compared to $102.9 million at the end of 1994. The major reasons for the decrease in working capital in 1995 was due to the reclassification of the Swiss mortgage notes payable discussed above from long-term debt to current liabilities and adjustments to the estimates of the fair values of assets and liabilities acquired in the 1994 DEA acquisition, pursuant to the purchase accounting for the acquisition. Inventories decreased to $85.6 million at September 30, 1995, a decrease of $3.1 million from the end of 1994, and accounts receivable decreased to $100.5 million at September 30, 1995, a decrease of $7.8 million from year end 1994. Working capital was also affected by decreased borrowings on the lines of credit amounting to $.6 million, net of foreign exchange fluctuations.

CAPITAL EXPENDITURES. Brown & Sharpe's capital expenditures were approximately $5.4 million in the first nine-months of 1995 compared to $2.0 million in the first nine-months of 1994. Management estimates that annual capital expenditures of approximately $8.0 million to $10.0 million are required to tool new products, improve product and service quality, expand the distribution network, and support the operations of the combined Company. Planned capital expenditures, later in 1995, will include an additional amount of approximately $1.1 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     A.  See Exhibit Index annexed.

     B. No Reports on Form 8-K were filed during the quarter ended September 30, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BROWN & SHARPE MANUFACTURING COMPANY


                                  By:/s/ Charles A. Junkunc
                                     ------------------------------------------
                                     Charles A. Junkunc
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

November 13, 1995

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

10.61  Indemnity Agreement with Frank T. Curtin dated May 3, 1995.

10.62  Indemnity Agreement with Alfred J. Corso dated May 3, 1995.

10.63  Indemnity Agreement with Enrico Albareto dated October 28, 1994.

10.64  Indemnity Agreement with Alberto de Benedictis dated October 28, 1994.

10.65  Indemnity Agreement with Vincenzo Cannatelli dated October 28, 1994.

11. Computation of Per Share Data for the quarters and nine-months ended September 30, 1995 and October 1, 1994.