Form 10-K
period 1995-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1996-04-01
CIK 14637

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                                 ANNUAL REPORT

                      PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER           COMMISSION FILE NUMBER 1-5881
              31, 1995

                               ----------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                     WHICH REGISTERED
                  -------------------                 ------------------------
Class A Common Stock--Par Value $1.00................ New York Stock Exchange
Preferred Stock Purchase Rights...................... New York Stock Exchange
9 1/4% Convertible Subordinated Debentures due        New York Stock Exchange
 December 15, 2005...................................

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS B COMMON STOCK--PAR VALUE $1.00
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $33,000,000 as of March 22, 1996.

  There were 8,216,181 Shares of Class A Common Stock and 522,244 Shares of Class B Common Stock, each having a par value of $1.00 per share, outstanding as of March 22, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents have been incorporated by reference in the following parts of the Form 10-K: (1) Definitive Proxy Statement for the May 2, 1996 Annual Meeting incorporated by reference (to the extent specified) in Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      BROWN & SHARPE MANUFACTURING COMPANY

                                     INDEX

                                                                          PAGE
                                                                         ------
PART I
Item 1 Business........................................................   3--11
       General.........................................................       3
       Dimensional Metrology Industry..................................    3--4
       Metrology Business Strategy.....................................    4--5
       MS Group........................................................    5--6
       PMI Division....................................................       6
       CM Division.....................................................    6--7
       Foreign Operations..............................................       7
       Engineering and Product Development.............................    7--8
       Raw Materials and Sources of Supply.............................       8
       Patents, Licenses, Trademarks, and Proprietary Information......       8
       Environmental Matters...........................................       8
       Employees.......................................................    8--9
       Competition.....................................................   9--10
       Backlog.........................................................      10
       Significant Customers...........................................      10
       Working Capital.................................................      10
       Segment Information.............................................  10--11
Item 2 Properties......................................................      12
Item 3 Legal Proceedings...............................................      12
Item 4 Submission of Matters to a Vote of Security Holders.............      12
Item 4A Executive Officers of the Registrant...........................      13

PART II
Item 5 Market Price of the Registrant's Common Stock and Related
       Security Holder Matters.........................................      14
Item 6 Selected Financial Data.........................................  14--15
Item 7 Management's Discussion and Analysis of Financial Condition and
       Results of Operations...........................................  15--22
Item 8 Financial Statements and Supplementary Data.....................  22--41
Item 9 Disagreements With Accountants on Accounting and Financial
       Disclosure......................................................      42

PART III
Item 10 Directors and Executive Officers of the Registrant.............      42
Item 11 Management Remuneration and Transactions.......................      42
Item 12 Security Ownership of Certain Beneficial Owners and
        Management.....................................................      42
Item 13 Certain Relationships and Related Transactions.................      42

PART IV
Item 14 Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K.......................................................  42--43
        Signatures.....................................................  44--45
        Directors......................................................      46
        Officers.......................................................      46
        Investor Information...........................................      46
        Financial Statement Schedules..................................      47
        Exhibit Index..................................................  48--52

                                    PART I

ITEM 1--BUSINESS
(DOLLARS IN THOUSANDS)

 General

  Brown & Sharpe Manufacturing Company, together with its domestic and foreign subsidiaries, collectively referred to as "Brown & Sharpe" or the "Company", is a leader in the design, manufacture, and marketing of dimensional metrology products worldwide under several internationally recognized brand names. Brown & Sharpe's products measure the physical dimensions of objects and are used by a wide variety of industrial companies to monitor product conformance to specifications. Manufacturers use Brown & Sharpe's products to monitor product quality and are increasingly integrating quality control functions, and therefore Brown & Shape's products, directly into the manufacturing process. Brown & Sharpe markets its dimensional metrology products and services in North America, Europe, Asia, South America, and the Middle East. Primary end markets for Brown & Sharpe's products are the automotive, aerospace, and industrial machinery industries.

  Brown & Sharpe's operations are conducted through three units: Measuring Systems, Precision Measuring Instruments, and Custom Metrology.

  . THE MEASURING SYSTEMS GROUP (the "MS Group"), Brown & Sharpe's largest unit, manufactures and markets a wide range of manual and computer-controlled, high-precision CMMs. CMMs measure manufactured products and their components within exacting dimensional tolerances, thereby enabling manufacturers to minimize scrap and rework costs, reduce warranty expense, and monitor product quality. The MS Group also sells a wide variety of attachments, accessories, and related software and provides aftermarket parts and services. Its products are sold under the Brown & Sharpe(R), DEA(R), and Leitz(R), brand names. Brown & Sharpe believes that it is the leader in the world market for CMM products as measured by net sales.

  . THE PRECISION MEASURING INSTRUMENTS DIVISION (the "PMI Division") manufactures and markets a wide range of mechanical and electronic measuring and inspection tools including micrometers, dial indicators, calipers, gauge blocks, and height gauges. PMI Division products are sold under the Brown & Sharpe(R), Tesa(R), Etalon(R), Interapid(R), Standard Gage(R), Mauser(R), Select Gauge(TM), Mercer(TM), and Roch(R) brand names.

  . THE CUSTOM METROLOGY DIVISION (the "CM Division") designs and engineers specialty products and systems to provide customized solutions for unique measurement or inspection problems, such as applications requiring several simultaneous measurements or inspection of an entire object in a high volume production line. CM Division products are sold under the Tesa(R) brand name.

 Dimensional Metrology Industry

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

  Although the metrology industry is fragmented for lower-priced products, Brown & Sharpe believes it is one of only five major worldwide competitors that manufacture high precision CMMs. CMM products can be grouped into three categories: small (which can be used to measure a product such as an automobile carburetor), medium (which can be used to measure an item such as an engine block), and large (which can be used to measure an item such as the body of a truck or bus). CMMs were first introduced in the 1950s, but early models were only capable of two-axis measurement. Over time, CMMs have evolved into complex, computer assisted or computer driven, multi-axis systems, often with attachments such as two-axis articulated probe holders, contact and non-contact sensors of various types, electronic touch trigger probes, continuous scanning analog probes, marking systems, laser probes, and rotary tables. Today, CMMs are utilized to measure, digitize, and inspect finished products, mechanical components, and families of parts in many basic industries, including the automotive, aerospace, construction and farm equipment, industrial machinery, defense, appliance, computer and electronics, medical equipment, and semiconductor industries. CMM prices range from approximately $10,000 to over $3 million depending upon accuracy, attachments, and size.

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

  Despite growth in the dimensional metrology markets in China, India, and the Pacific Rim countries, management believes that in the period 1991--1993 the total world market for dimensional metrology products had declined significantly in terms of dollar denominated sales. In the three major world markets, the decline had been more significant in Europe and Japan than in the United States. Brown & Sharpe believes that this overall market decline had been primarily related to global economic conditions which had resulted in reduced levels of capital expenditures by manufacturers in many market segments. In addition, during this period, revenues from sales of CMMs and other dimensional metrology products were impacted by vigorous price and performance competition due to over capacity in the dimensional metrology industry and reduced demand by the capital goods sector for dimensional metrology products.

 Metrology Business Strategy

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

  .  "BEST IN CLASS" CUSTOMER SERVICE AND WORLDWIDE DISTRIBUTION
     CAPABILITY. Brown & Sharpe provides post-sale service and support to its customers through its customer service departments and its regional and international demonstration centers. Brown & Sharpe is committed to providing "best in class" customer service and believes that the level of customer service provided by Brown & Sharpe has improved in recent years and is superior to the service provided by its principal competitors. In order to continue to improve its customer service, Brown & Sharpe has increased its emphasis on customer training by improving user manuals and documentation relating to Brown & Sharpe's products and directly supporting greater number of its customers by adding new demonstration and service centers in previously unserved geographic areas. In addition, Brown & Sharpe plans to continue to strengthen its worldwide distribution capability, principally by continuing to rationalize its existing distribution network and by opening new demonstration centers and adding new direct sales capacity or distributors where increased volume makes such distribution methods cost effective.

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

 MS Group

  The MS Group, the largest of Brown & Sharpe's three units, accounted for approximately 65% of Brown & Sharpe's revenues in 1995. The MS Group is headquartered in North Kingstown, Rhode Island. Products sold under the Brown & Sharpe(R) name are manufactured at the North Kingstown facility, products sold under the DEA(R) name are manufactured in Turin, Italy, and products sold under the Leitz(R) name are manufactured in Wetzlar, Germany. Brown & Sharpe also manufactures some CMM products in the United Kingdom. The primary end markets for the CMM products of the MS Group are the automotive, aerospace, and industrial machinery industries.

  MS Group products range from small, manually operated CMMs to large, high speed, high precision automatic CMMs. In addition to these standard and custom-configured CMMs, Brown & Sharpe also produces and sells high-speed process control robots. The smallest machines can measure in a volume up to 16x14x12 inches and are priced at approximately $10,000, and the larger, high speed, high accuracy CMMs with integrated software systems can cost over $3 million. The MS Group also provides optically based measuring machinery from microscopes to vision systems. In addition, the MS Group provides accessories, parts, after-sales service, rebuilds, and computer hardware and software upgrades for Brown & Sharpe's CMMs and competing machines.

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

  The MS Group distributes its products primarily through its worldwide sales force directly to customers, which is supplemented by a distribution network of independent agents and distributors, especially in foreign markets. The typical sales process involves lengthy, technical, one-on-one discussions between the salesperson or the distributor/sales agent and the customer. As an important part of its marketing and distribution strategy, Brown & Sharpe provides in-depth training to the customer at its support and demonstration centers. Brown & Sharpe currently operates demonstration centers in eleven cities throughout the United States, eighteen centers throughout Europe, and two in Asia, including four located at Brown & Sharpe's CMM manufacturing facilities. Brown & Sharpe also operates contract inspection and measuring services from these demonstration centers. Service revenue generated by the demonstration centers offsets a portion of the cost of operating the centers. In 1995, Brown & Sharpe closed three demonstration centers in Europe and one in the United States as part of its planned consolidation.

 PMI Division

  The principal products of Brown & Sharpe's PMI Division are precision measuring tools and related instruments such as micrometers, dial indicators, calipers, electronic height gauges, and gauge blocks. These tools and instruments have a broad application and lower unit list prices (with a range of $20 to approximately $13,000) than the prices of the MS Group's products (which range from approximately $10,000 to over $3 million). PMI products account for approximately 30% of Brown & Sharpe's revenues in 1995 and typically measure in one or two dimensions, and are often used in comparative measuring where an unknown part or dimension is compared to a previously measured part or dimension. PMI products also include systems and application software for measuring and statistical process control. The primary end markets for the products of Brown & Sharpe's PMI Division are the automotive, aerospace, metal processing, and defense industries, although Brown & Sharpe's PMI products are used in virtually all types of industrial settings. Brown & Sharpe's PMI Division is headquartered in Renens, Switzerland, and its products are manufactured at its plants in Rolle and Renens, Switzerland; Poughkeepsie, New York; Leicester, St. Albans, and Plymouth, England; and in Luneville, France.

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

 CM Division

  The CM Division is an engineering division which is headquartered in Telford, England, and designs and engineers specialty products and systems to provide customized solutions for unique measurement or inspection problems. For example, the CM Division recently designed and implemented a system for measuring the thickness of the metal top of a soda can and the thickness of the groove scored around the can's pop-up tab, so that the manufacturer could determine the ease with which the can could be opened by the end user while insuring that the can would not rupture. The CM Division's products include factory networks, contact and optical measuring machines, and fixtures aimed at specific niche markets. Laser interferometers manufactured by the Division set National Metrology Standards in 16 countries. CM Division products also include components such as measuring sensors used in its custom gauges and fixtures as well as those manufactured by other companies. Prices for CM Division products range from approximately $20,000 to $1 million for systems.

  Often, the CM Division is able to produce a superior customized product while at the same time gaining the expertise necessary to convert such customer-funded research into new, standard Company products. For example, the CM Division has recently developed a family of standard optical measuring systems, with list prices of approximately $50,000 to $500,000.

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

 Foreign Operations

  Brown & Sharpe manufactures and sells substantial amounts of its dimensional metrology products in foreign countries. For fiscal 1995, approximately 65% of Brown & Sharpe's net sales were to customers located outside the United States. Manufacturing operations take place in Italy, Switzerland, Germany, Lithuania, England, and France, as well as in the United States, and Brown & Sharpe's products are sold in over 60 countries worldwide. As of December 31, 1995, approximately 74% of Brown & Sharpe's assets were located outside the United States (based on book values). Accordingly, margins and the ability to export competitively from the Company's manufacturing locations are affected by fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Brown & Sharpe" in Item 7 of this Report. For additional financial information concerning the foreign operations of Brown & Sharpe for 1993, 1994, and 1995, see "Segment Information" below in this Item 1.

 Engineering and Product Development

  Brown & Sharpe's commercial success is dependent upon its ability to develop products, enhancements, and applications that meet changing customer metrology needs and anticipate and respond to technological changes. Brown & Sharpe designs, develops, and refines its products internally through engineering departments within its product groups and divisions. Brown & Sharpe employs approximately 119 engineers and technicians, the majority of whom hold engineering or other university degrees, in its design engineering activities. When it is more cost-effective to do so, Brown & Sharpe purchases product designs or portions of product designs from engineering subcontractors or acquires such designs through licensing arrangements. Brown & Sharpe also benefits from research and development efforts which are subsidized by customer funds and, in certain countries, by government research grants. Brown & Sharpe research, development, and manufacturing engineering activities are conducted in the United States, Italy, France, Switzerland, Germany, the United Kingdom, and Lithuania.

  Brown & Sharpe derived substantial net sales in 1995 from the sale of products that were introduced into the market since 1993. Brown & Sharpe has been successful in bringing to market new, high-quality products and has introduced at least one major new product every year since 1987. The current objectives of Brown & Sharpe's design and manufacturing engineering activities are the continued integration of the DEA and Roch technologies with Brown & Sharpe's previously existing technologies and the introduction of new MS and PMI products. In 1995, Brown & Sharpe invested $15.8 million in product design and manufacturing engineering, or about 4.9% of its 1995 net sales. In 1993 and 1994, Brown & Sharpe expended $8.7 million and $9.2 million, respectively, for product design, development, refinement, and manufacturing engineering. The increase from $9.2 million is due to the inclusion of DEA for all of 1995. In addition, Brown & Sharpe performs engineering development activities funded by government grants in some countries and engages in special projects that utilize customer funding and are not included in the numbers above.

 Raw Materials and Sources of Supply

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

  One of Brown & Sharpe's CMM products, a horizontal arm-type CMM, has been manufactured and sold in North America under an exclusive license from an independent German company which has recently been modified to a non-exclusive license agreement. Brown & Sharpe entered into an exclusive arrangement in 1994 with another German CMM manufacturer to market and sell its horizontal CMM on an exclusive basis in North America and on a non-exclusive basis in the rest of the world. In addition, through December 31, 1995, DEA marketed and sold its horizontal arm CMM under a non-exclusive license granted by a German company. In addition, Brown & Sharpe uses the Leitz(R) and Mauser(R) brand names under royalty-free license agreements entered into in connection with Brown & Sharpe's acquisition of these product lines. These licenses expire in 1997 and 1999, respectively. Brown & Sharpe believes it will be able to negotiate satisfactory extensions prior to expiration and/or that the failure to renew these licenses would not have a material adverse effect on Brown & Sharpe.

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

 Employees

  At December 31, 1995, Brown & Sharpe had 2,373 employees, (as compared with 2,370 at December 31, 1994), including approximately 1,757 employees located outside the United States. Brown & Sharpe considers its relations with its employees to be good, although there can be no assurance that Brown & Sharpe's cost-cutting efforts or other factors will not cause a deterioration in these relations.

  Approximately 939 of Brown & Sharpe's employees located at sites in the United States, Italy, Switzerland, England, Germany, and France are covered by collective bargaining agreements which expire at various times between December 31, 1996 and June 30, 1998. Brown & Sharpe expects that these collective bargaining agreements will be renegotiated successfully prior to their expiration. However, there can be no assurance that successor collective bargaining agreements will be successfully negotiated, that negotiations will not result in work stoppages, or that a work stoppage would not materially interfere with Brown & Sharpe's ability to produce the products manufactured at the affected location.

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

  A collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") relating to certain manufacturing employees in North Kingstown, Rhode Island expired in October 1981. Brown & Sharpe and the IAM failed to reach agreement on the terms of a successor collective bargaining agreement, resulting in a strike by the IAM. See Item 3 "Legal Proceedings" in this Report. No successor collective bargaining agreement was entered into, although the IAM remains the representative of the bargaining unit. Brown & Sharpe continues to satisfy its obligation to bargain with respect to, proposed changes to the terms and conditions of employment, although no collective bargaining has occurred in recent years, and although the manufacturing employees represented by the IAM remain technically on strike, no work stoppage or picket activity has occurred since 1985 and management does not anticipate that any such activities will occur in the future. Following the strike in 1981, and the impasse reached in negotiations, Brown & Sharpe hired new employees to replace striking employees. Since that time, many of the striking employees have been rehired by Brown & Sharpe, but such employees are not working under an IAM contract. The continuing strike by the IAM does not have a material adverse effect on the operations of Brown & Sharpe.

  The following table sets forth the location of Brown & Sharpe's employees as of December 31, 1995:

     COUNTRY                                                        EMPLOYEES(1)
     -------                                                        ------------
     France........................................................      237
     Germany.......................................................      269
     Italy.........................................................      463
     Japan.........................................................       26
     Spain.........................................................       16
     Switzerland...................................................      332
     United Kingdom................................................      414
     United States.................................................      616
                                                                       -----
       TOTAL.......................................................    2,373
                                                                       =====

- --------
(1) Other part-time employees are included on a full-time equivalent basis.

 Competition

  Brown & Sharpe's business is subject to intense direct and indirect competition from a considerable number of domestic and foreign firms, a number of which, in certain markets, are larger in overall size than Brown & Sharpe.

  Most of these firms, however, do not compete with Brown & Sharpe in all product lines. The principal factors affecting competition include reliability and quality of product, technological proficiency, price, ease of system configuration and use, application expertise, engineering support, local presence, distribution networks, and delivery times. Price competition has been intense for dimensional metrology products, due to the recent period of decreased demand for these products that has resulted in excess capacity within the industry. Brown & Sharpe believes that competition in the dimensional metrology field will continue to be intense in the future as a result of advances in technology, continuing excess capacity in the dimensional metrology industry, and consolidations and/or strategic alliances among competitors. In addition to direct competition from companies that market similar types of products, Brown & Sharpe is also subject to indirect but effective competition from firms that market other dimensional metrology products, such as fixed gauging and vision-based systems, which utilize alternative technology or methodologies to perform functions similar to those of the CMMs and other products manufactured or sold by Brown & Sharpe.

  Brown & Sharpe's single largest global competitor is Mitutoyo/MTI Corp., a subsidiary of Mitutoyo Solsakusho Co. Ltd., a Japan-based company, which is the largest supplier of metrology equipment and products worldwide. In addition to Mitutoyo, the MS Group's main competitors are Carl Zeiss, Inc., a subsidiary of Carl Zeiss-Stiftung AG, the Sheffield Measurement Division of Giddings & Lewis, Inc., and LK Tool Co. Ltd., a subsidiary of TransTech Ltd. The primary competitors faced by the PMI Division are Mitutoyo, L.S. Starrett Co. and Federal Products Co. (Inc.), a subsidiary of Esterline Technologies Corporation. Marposs S.p.A., an Italian company, is a major competitor of the CM Division for custom metrology sales in all major markets.

 Backlog

  The Company's backlog of product orders was $59,000 at year-end 1995, compared to $61,000 and $26,000 at year-end 1994 and 1993, respectively. Backlog at year-end 1995 and 1994 includes $32,000 and $26,000, respectively, attributable to DEA.

  All of the orders included in the Company's year-end 1995 backlog were requested to be filled and completed within one year and are, subject to possible customer cancellation, expected to be completed in 1996.

 Significant Customers

  The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (excluding their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major manufacturers would have a substantial effect upon the Company.

 Working Capital

  A substantial amount of working capital investment in inventory and accounts receivable is required to operate the Company's businesses. Working capital was $87,569 at year-end 1995 compared to $102,883 at year-end 1994. See the discussion of working capital in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report.

 Segment Information

  The Company operates exclusively in the Metrology Business. See Note 1 for a further description of the Company's business. Sales to unaffiliated customers from Europe are defined as sales of products that are primarily assembled in a foreign country.

                                                      1995     1994      1993
                                                    -------- --------  --------
                                                      (DOLLARS IN THOUSANDS)
GEOGRAPHIC AREA:
Sales to Unaffiliated Customers From:
  United States.................................... $124,673 $ 90,040  $ 78,819
  Europe...........................................  196,226  114,960    78,216
                                                    -------- --------  --------
                                                    $320,899 $205,000  $157,035
                                                    ======== ========  ========
Transfers Between Geographic Areas:
  United States.................................... $  3,870 $  3,144  $  4,040
  Europe...........................................   33,713   19,288    12,365
                                                    -------- --------  --------
                                                    $ 37,583 $ 22,432  $ 16,405
                                                    ======== ========  ========
Operating Profit (Loss):
  United States.................................... $    492 $  1,303  $  5,151
  Europe...........................................   11,125   (7,976)   (4,431)
                                                    -------- --------  --------
                                                    $ 11,617 $ (5,609) $    877
                                                    ======== ========  ========
Identifiable Assets:
  United States.................................... $ 77,726 $ 74,252  $ 39,521
  Europe...........................................  211,412  191,346   118,178
  Corporate........................................    6,262    6,676     8,172
                                                    -------- --------  --------
                                                    $295,400 $272,274  $165,871
                                                    ======== ========  ========

ITEM 2--PROPERTIES

  The following table sets forth certain information concerning Brown & Sharpe's major operating facilities:

                                    OWNED/                             APPROXIMATE
              LOCATION              LEASED       PRINCIPAL USE        SQUARE FOOTAGE
              --------              ------       -------------        --------------
 UNITED STATES
    N. Kingstown, Rhode Island....  Owned  Manufacturing,
                                            Engineering, Sales, and
                                            Administration               343,000(1)
    Poughkeepsie, New York........  Owned  Manufacturing                  58,000
    Farmington Hills, Michigan....  Leased Sales and Administration       31,207
 ITALY
    Moncalieri....................  Leased Engineering, Sales, and
                                            Administration               260,000
    Grugliasco....................  Leased Assembly                      105,000
    Moncalieri....................  Leased Manufacturing                  70,000
 SWITZERLAND
    Renens........................  Owned  Manufacturing,
                                            Engineering, Sales, and
                                            Administration               139,000
    Rolle.........................  Owned  Manufacturing                  51,000
 GERMANY
    Wetzlar.......................  Owned  Manufacturing,
                                            Engineering, Sales, and
                                            Administration               280,000
    Ludwigsburg...................  Leased Sales                          15,000
 UNITED KINGDOM
    St. Albans....................  Owned  Manufacturing and Sales        36,000
    Telford.......................  Leased Manufacturing,
                                            Engineering, Sales, and
                                            Administration                32,000
    Leicester.....................  Owned  Manufacturing                  14,000
    Swindon.......................  Leased Sales                           5,200
    Plymouth......................  Leased Manufacturing, Sales,
                                            and Administration             5,000
 FRANCE
    Luneville.....................  Leased Manufacturing,
                                            Engineering, and Sales        77,100
    Villebon......................  Leased Sales                          18,000
 SPAIN
    Barcelona.....................  Leased Sales                          16,000

- --------
(1) Excludes approximately 417,000 square feet leased to unrelated parties.

  In addition, Brown & Sharpe leases smaller sales offices located in the United States, Europe, and Asia. In the opinion of management, Brown & Sharpe's properties are in good condition and adequate for Brown & Sharpe's business as presently conducted.

ITEM 3--LEGAL PROCEEDINGS

 Litigation

  Refer to Note 8 "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1995.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table summarizes information regarding Executive Officers of the Company as of March 22, 1996:

         NAME         AGE           POSITIONS HELD DURING THE LAST FIVE YEARS
         ----         ---           -----------------------------------------
 Frank T. Curtin.....  61 President & Chief Executive Officer and a Director of the
                           Company since May 2, 1995; from 1992 to May 1995, Vice
                           President, National Center for Manufacturing Sciences, a
                           research and development organization, Ann Arbor, MI; from
                           1989 to May 1995, President, Curtin & Associates, a
                           software development company, Santa Barbara, CA and Ann
                           Arbor, MI.
 Charles A. Junkunc..  53 Vice President & Chief Financial Officer since May 1, 1992;
                           previously self-employed consultant since November 1990;
                           previously Senior Vice President--Finance and Chief
                           Financial Officer of Data Products Corporation
                           (manufacturer of computer printers) since April 1987.
 Antonio Aparicio....  45 Vice President & General Manager--Precision Measuring
                           Instruments since September 1991; previously Marketing
                           Director--Precision Measuring Instruments.
 John Cooke..........  59 Vice President & General Manager--Custom Metrology since
                           September 1991; previously Managing Director of Tesa
                           Metrology Limited (a subsidiary).
 Karl J. Lenz........  50 Vice President since September 1991: General Manager--
                           Leitz--Brown & Sharpe Messtechnik GmbH since June 1990;
                           previously General Manager--Messtechnik Division of Leica
                           Industrieverwaltung.
 Richard F. Paolino..  51 Vice President & General Manager--Commercial Operations.
 Robert D. Batting...  54 Vice President & General Manager--Measuring Systems U.S.A.
                           since October 1995; previously President, Clearing-Niagra
                           Inc. since October 1993; Business Consultant--self-employed since September 1991; Group Vice President, Textron Inc.
                           prior to September 1991.
 Alfred J. Corso.....  59 Controller and Principal Accounting Officer since June 1,
                           1995; previously Partner with Ernst & Young LLP since 1991.

  To the best of the knowledge of the Registrant, none of the Executive Officers has any family relationships with any of the others. Each Executive Officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

                                    PART II

ITEM 5--MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  The Class A Common Stock is listed on the New York Stock Exchange with a symbol "BNS". At March 22, 1996, the Company had approximately 4,400 shareowners of record of its Class A Common Stock including 971 shareowners of record of its Class B Common Stock. The quarterly high and low closing prices of the Class A Common Stock on the New York Stock Exchange (the Class B Common Stock is not traded and is subject to restrictions on transfer) were a high of $10.13 and a low of $8.63 in 1996 through March 22 and were reported during fiscal 1995 and 1994 as presented below.

    FISCAL YEAR                                                      HIGH   LOW
    -----------                                                     ------ -----
   1995
     4th Quarter................................................... $11.88 $9.25
     3rd Quarter...................................................  10.63  6.38
     2nd Quarter...................................................   7.25  6.25
     1st Quarter...................................................   7.50  5.63
   1994
     4th Quarter................................................... $ 7.25 $5.25
     3rd Quarter...................................................   7.50  6.00
     2nd Quarter...................................................   6.75  5.75
     1st Quarter...................................................   8.00  6.25

  No dividends have been paid by the Company since 1990. Dividend payments have been suspended in order to conserve cash. Also, payment of dividends is currently not permitted under an existing loan facility. See Note 5 "Short-Term Borrowings" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 6--SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be reviewed in conjunction with Part II, Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

                             1995      1994       1993      1992       1991
                           --------  --------   --------  --------   ---------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA,
                               NUMBER OF SHAREOWNERS, AND EMPLOYEES)
CONTINUING OPERATIONS FOR
 THE YEAR:
Net sales................  $320,899  $205,000   $157,035  $160,695   $ 175,847
Operating profit (loss)..    11,617    (5,609)       877    (7,613)        (42)
  Percent................       3.6%     (2.7)%      .6 %     (4.7)%       -- %
Net income (loss)........     1,926   (14,335)   (2,416 )   (7,984)     (2,901)
Average shares
 outstanding and common
 stock equivalents
 (thousands).............     8,773     6,057      4,969     4,899       4,639
Per common share:
  Net income (loss)......       .22     (2.37)      (.49)    (1.63)       (.62)

                               1995      1994      1993      1992      1991
                             --------- --------- --------- --------- ---------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA,
                                   NUMBER OF SHAREOWNERS, AND EMPLOYEES)
AT YEAR-END:
Backlog.....................    59,000    61,000    26,000    30,000    23,000
Assets......................   295,400   272,274   165,871   166,086   183,748
Current ratio...............      1.68      1.95      1.73      1.81      2.17
Long-term debt..............    56,839    70,215    32,696    34,626    35,310
Total notes payable and
 long-term debt.............   102,068    92,613    64,500    60,700    61,369
Equity......................    85,857    78,925    63,520    66,674    80,268
  Per share.................      9.85      9.12     12.78     13.43     16.67
Debt ratio..................      .543      .540      .504      .477      .433
Number of shareowners.......     4,400     4,100     4,900     5,400     5,100
Employees...................     2,373     2,370     1,543     1,768     2,000

- --------
(1) In 1995, the Company changed its accounting period from a fiscal year ending on the last Saturday in December to a calendar year ending on the last day in December. All periods presented above contain 52 weeks, except 1993, which contains 53 weeks. See Note 1 to Consolidated Financial Statements for more information.
(2) The consolidated financial data for 1995 and 1994 include the results of operations and year-end data of DEA and Roch acquisitions discussed in
    Note 2 to Consolidated Financial Statements.
(3) Net income for 1995 includes a $640 adjustment relating to a revaluation of a 1994 foreign denominated liability recorded at an incorrect foreign exchange rate. See Note 1 to Consolidated Financial Statements for further information.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

  As disclosed in the Footnotes to the Consolidated Financial Statements, Brown & Sharpe made two significant acquisitions in 1994, DEA S.p.A. ("DEA") and Ets. Pierre Roch S.A. and its affiliate, Mauser Prazisions-Messmittel GmbH ("Roch"). The operating results for these companies are included in the 1994 Results of Operations beginning with the date of the acquisition, which was September 28, 1994 for DEA and March 24, 1994 for Roch. These acquisitions, along with the disposition of the Company's machine tool spare parts and rebuild operations in 1993, distort some year-to-year comparisons. In order to make these comparisons more meaningful, the following discussion will provide comparative information excluding the operating results of the acquired companies in order to reflect the trend of the remaining portions of the business. The following discussion of Brown & Sharpe's historical financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Brown & Sharpe and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

                                                     YEAR ENDED
                                      -----------------------------------------
                                      DEC. 31, 1995 DEC. 31, 1994 DEC. 25, 1993
                                      ------------- ------------- -------------
Net sales...........................      100.0%        100.0 %       100.0 %
Cost of goods sold..................       69.1          69.7          70.5
Selling, general, and administrative
 expense............................       27.2          31.0          28.9
Restructuring charges...............        0.1           2.0           --
                                          -----         -----         -----
  Operating profit (loss)...........        3.6          (2.7)          0.6
Interest expense....................        2.8           3.2           3.2
Other income, net...................        --            0.1           1.6
                                          -----         -----         -----
Income (Loss) before income taxes...        0.8          (5.8)         (1.0)
Income tax provision (benefit)......        0.2           1.2           0.5
                                          -----         -----         -----
Net income (loss)...................        0.6%         (7.0)%        (1.5)%
                                          =====         =====         =====

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Orders. Orders totaled $320.0 million in 1995 which was an increase of $110.1 million, or 52.5%, from the prior year. Adjusted to exclude orders of businesses acquired in 1994, orders in 1995 increased approximately $22.6 million or 13.1% compared to 1994. The remaining increase resulted primarily from customer orders of DEA products of $111.7 million and $28.7 million for 1995 and 1994, respectively, and orders of Roch and MPM products of $12.9 million and $8.4 million for 1995 and 1994, respectively, and an effect of increased orders of about $11.1 million as a result of strengthening of certain European currencies against the U.S. dollar in 1994. PMI orders increased in the United States and in Europe. Backlog at December 31, 1995 decreased slightly to $59.0 million as compared with $61.0 million at year end 1994.

  Net Sales. Net sales in 1995 were $320.9 million, an increase of $115.9 million or 56.5% from the prior year. The increase resulted primarily from sales of DEA products and services in 1995 and 1994 of $107.1 million and $37.6 million, respectively, sales of Roch and MPM products in 1995 and 1994 of $12.7 million and $7.8 million, respectively, and an effect of increased sales of about $12.1 million as a result of strengthening of certain European currencies against the U.S. dollar in 1995. Excluding DEA, MS Group 1995 net sales were 13.0% above 1994, due to increased European sales. Net sales of PMI products increased from the prior year primarily due to the success of new products being introduced in the marketplace during the last three years.

  Gross Profit. Gross profit margin increased to 30.9% in 1995 compared with 30.3% in 1994. This increase is primarily due to improved margins of the PMI Division offset by slightly reduced margins of the MS Group.

  Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") was $87.2 million or 27.2% of net sales compared to $63.7 million or 31.1% of net sales in 1994. In 1995 and 1994, exclusive of DEA, SG&A was 27.9% and 32.8% of sales. The reductions in SG&A as a percentage of net sales is largely due to consolidation savings at both B&S and DEA that were planned and achieved as a result of the merging of DEA into the B&S coordinate measuring machine business (together the "MS Group"). SG&A in 1995 decreased $0.9 million due to a revaluation of a 1994 foreign denominated liability that was incorrectly recorded at historical, rather than current, foreign exchange rate in the Company's previously issued consolidated financial statements.

  Restructuring Charges. Restructuring charges amounting to $0.3 million and $4.2 million in 1995 and 1994, respectively, were due principally to Company employee severance incurred both because of Brown & Sharpe sales offices closings associated with integrating Brown & Sharpe's existing operations with those of DEA and a restructuring at the Tesa subsidiary. In addition, $1.8 million of restructuring costs, principally severance, in 1994 arose from consolidations upon the acquisition of Roch in France.

  Operating Profit (Loss). Brown & Sharpe generated an operating income of $11.6 million in 1995 compared to an operating loss of $5.6 million in 1994. Excluding restructuring charges and inventory writedowns, 1994 operating profit was $2.3 million. In the United States, operating profit for 1995 totaled $0.5 million compared to an operating profit of $1.3 million in 1994. The lower operating profit in the U.S. in 1995 was substantially due to the increased cost of European sourced PMI products resulting from unfavorable foreign currency exchange rates. Foreign operations generated operating profit of $11.1 million in 1995 compared to an operating loss of $8 million in 1994. The improvement in operating earnings occurred because of the significantly improved financial performance of the Company's Tesa subsidiary in Switzerland, which is the headquarters of the PMI Division, the inclusion in 1995 of a full years' profitability of the DEA S.p.A. and Roch S.A. subsidiaries where sales are concentrated in Europe, and the reduction in restructuring charges incurred. In addition, as a result of the adjustments to the preliminary 1994 DEA acquisition purchase price accounting estimates, net income for 1995 increased approximately $350.

  Interest Expense. Interest expense totaled $9.1 million in 1995 compared to $6.6 million in 1994. Average borrowings in 1995 increased to approximately $100 million compared with average borrowings of $81 million in 1994, which resulted in increased interest expense in 1995. The increase in average outstanding balances has occurred since the addition of the DEA operations in September 1994 and is the result of additional working capital requirements arising from increased sales and the payment of costs associated with restructuring and achieving the acquisition consolidation savings.

  Income Tax Provision. The Company has recorded a deferred tax asset for deductible temporary differences that exist related to its U.S. operations. This deferred tax asset has been recorded based on the existence of sufficient taxable income in the carryback period and the reversal of existing taxable temporary differences. For further information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 4 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 25, 1993

  Orders. Orders totaled $209.9 million in 1994, an increase of $54.0 million, or 34.6%, from the prior year. Adjusted to exclude orders of businesses acquired in 1994 and sold in 1993, orders in 1994 increased $15.8 million or 10.1% compared to 1993. The remaining increase of $28.7 million resulted primarily from customer orders of DEA products since its acquisition on September 28, 1994, $8.4 million for orders of Roch and MPM products since their acquisition on March 24, 1994, and an effect of increased orders of about $3.0 million as a result of strengthening of certain European currencies against the U.S. dollar in 1994. Also, the machine tool spare parts and rebuild operations, sold near the end of the first quarter of 1993, represented $1.9 million of orders in 1993. CM equipment machine orders increased in 1994 from the canning industry, and PMI orders increased, primarily from its European distributors. MS orders were higher in 1994 than in 1993. Backlog at December 31, 1994 increased to $61.0 million, including $26.4 million from the purchase of DEA and $1.7 million from the purchase of Roch and MPM, as compared with $26.1 million at year end 1993.

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

  Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") was $63.7 million or 31.1% of net sales compared to $45.3 million or 28.9% of net sales in 1993. In 1994, exclusive of DEA SG&A of $9.9 million, SG&A was 32.8% of sales. The increase in 1994 was generally due to special items including an extra week of expenses in fiscal 1994 or about $1 million compared to 1993, the receipt of U.S. litigation proceeds in 1993 of about $.5 million, the addition of Roch and MPM SG&A costs since acquisition in late March 1994 of about $2.2 million, and the recording in the second quarter of 1994 of a provision increasing the allowance for uncollectible accounts receivable by about $.6 million for collection uncertainties arising from one prior year sale to a single customer. SG&A also increased during the fourth quarter of 1994 because of increased use of consultants, relocation, and other costs arising as a result of the DEA and

Roch acquisitions. SG&A in 1994 and 1993 includes foreign exchange gains amounting to $1.1 million and $0.2 million, respectively.

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

  Operating Profit (Loss). Brown & Sharpe generated an operating loss of $5.6 million in 1994 compared to an operating profit of $0.9 million in 1993. Excluding restructuring charges and inventory writedowns, 1994 operating profit was $2.3 million. DEA generated an operating profit of $3.6 million in the fourth quarter of 1994 subsequent to its acquisition. In the United States, operating profit for 1994 totaled $1.3 million compared to an operating profit of $5.2 million in 1993. The lower operating profit in the U.S. in 1994 was substantially due to the increased cost of European purchased goods resulting from unfavorable foreign currency exchange rates and the additional week of selling, general and administrative expense in 1994, the 53rd week, as well as due to the other reasons discussed above. Brown & Sharpe believes that its normal sales pattern would not generally result in proportionate increases in net sales in a fifty three week year as compared to a fifty two week year. Foreign operations generated a loss of $6.9 million in 1994 compared to an operating loss of $4.3 million in 1993. Excluding restructuring charges and inventory writedowns, foreign operations generated a loss of $0.7 million in 1994.

  Interest Expense. Interest expense totaled $6.6 million in 1994 compared to $5.1 million in 1993. This increase reflects a $19.8 million increase in the average annual balance of borrowings, primarily the $16.8 million of debt on the balance sheets of the companies acquired in 1994, with a slight decrease in the average effective interest rate in 1994.

  Other Income, Net. 1994 other income decreased because 1993 other income included a one-time gain of $2 million resulting from the sale of certain small business operations.

  Income Tax Provision. The Company has recorded a deferred tax asset for deductible temporary differences that exist related to its U.S. operations. This deferred tax asset has been recorded based on the existence of sufficient taxable income in the carryback period and the reversal of existing taxable temporary differences. For information concerning the provision for income taxes, see Note 4 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  In recent years, Brown & Sharpe has met its liquidity needs, including capital expenditures, working capital needs, and the funding of operating losses, through cash generated from operations, sale proceeds of discontinued businesses, borrowings under secured and unsecured lines of credit and certain "New Financing" that included two three year term loans toalling $25 million "Term Loans", and $8.5 million U.S, mortgage, a renewable secured guaranteed three-year revolving credit facility, "The Facility". The Facility was provided by a commercial lender and entered into in June 1993 at $15 million and increased in September 1994 to $25 million through September 1997 with automatic annual renewal thereafter, subject to termination provisions in the agreement.

  Amounts outstanding under Brown & Sharpe's lines of credit excluding The Facility are generally payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by other assets. The Facility provides for demand borrowings up to an amount based on a percentage of eligible domestic accounts receivable and finished inventory, is secured by substantially all domestic assets (including the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries), and requires maintenance of a minimum current ratio, a maximum ratio of debt to adjusted net worth, minimum adjusted net worth and minimum working capital, all as defined. At December 31, 1995, Brown & Sharpe had total borrowings of $28.1 million under the lines of credit and The Facility compared to total maximum availability at that date of $74.1 million under the lines of credit and The Facility. Certain of the domestic and foreign lines of credit provide availability of borrowing capacity and funds only to the degree of availability of certain kinds of eligible receivables and inventories (only in the case of the domestic lines of credit). At December 31, 1995, $17.6 million of the total lines of credit were restricted to foreign eligible receivables and also to certain foreign countries, of which $16.5 million was available at that date.

  Management believes that the availability of borrowings, under the financing arrangements described above, and the two Swiss mortgages described below, together with the current planned levels of cash flow from operations and cash on hand, will be sufficient to meet operational cash requirements expenditures during 1996. However, levels of growth during 1995, described above, which has continued during early 1996, has increased working capital requirements and therefore borrowing needs and had an adverse impact on liquidity. As a result, management has temporarily restricted planned capital expenditures and funding for other projects considered necessary for achieving planned cost reductions and growth. In addition, $12.1 million of Swiss mortgages mature on June 30, 1996, and two three-year term loans, totaling $25 million, mature in September 1997. Commitments for $10 million have been received for the refinancing of the Swiss mortgages, although negotiations are required with regard to half that amount to make them acceptable to the Company. Although the ultimate conclusion of these negotiations is uncertain, management is confident that the refinancing of the remaining portion will be successful. While the Company's current total credit lines remain adequate, those available in the U.S. remain inadequate to cure a capital structure problem inherited in the DEA acquisition which has adverse tax consequences. In order to alleviate the current short term funding limitations, and to meet increased working capital requirements, management has entered negotiations with a number of U.S. based banks and financial institutions to secure $15 million "bridge financing". Management is optimistic that the bridge financing will be successful. However, there can be no assurance that the additional financing can be obtained on acceptable terms. Management also has commenced preparations for refinancing of the Company during late 1996 to achieve a more flexible capital structure. The desired refinancing would include a new equity offering, new term debt, and multi-currency bank revolving credit lines. However, there can be no assurance that the desired elements of the refiancing can be obtained on terms that are acceptable to the Company.

  Cash Flow. Net income of $1.9 million in 1995, increased by depreciation and other non-cash items of $13.3 million, provided cash of $15.2 million was offset by the net increase in working capital of $15.3 million which together resulted in operations using $75 thousand of cash.

  In 1995, investment transactions used cash of $10.4 million, of which capital expenditures, net of dispositions, were $10.0 million, as compared with depreciation of $9.0 million in 1995.

  Cash provided from financing transactions was $6.9 million in 1995 compared to $15.8 million in 1994. This largely resulted from borrowing on The Facility in the U.S.

  Working Capital. Working capital was $87.6 million at the end of 1995 compared to $102.9 million at the end of 1994. This reduction resulted largely from the increased borrowing on The Facility in the U.S. and two long term mortgage in Switzerland becoming current in 1995. Inventories remained the same at $88.6 million at December 31, 1995. Accounts receivable increased to $113.6 million at December 31, 1995, an increase of $5.4 million from year end 1994. Also, total debt increased $9.5 million to a total of $102.1 million at December 31, 1995 as compared to $92.6 million outstanding at December 31, 1994 primarily due to increased borrowing to fund working capital and capital additions, and also due to the impact of foreign currency exchange rate changes on the U.S. dollar value of foreign currency denominated debt.

  Capital Expenditures. Brown & Sharpe's capital expenditures net of disposal proceeds were approximately $10.0 million in 1995 compared to $5.5 million in 1994. Management estimates that annual on going capital expenditures of approximately $10 million are required for appropriate levels of tooling new products, improving product and service quality, expansion of the distribution network, and support of the operations of the combined Company. Planned capital expenditures in 1996 will include an aggregate of approximately $3.8 million for the construction of a new facility in Telford, England to both replace an existing facility for which the lease expires and is non-renewable, and consolidate the operations now conducted in three other facilities. Committments for mortgage plus term financing for 100% of the amount of the expenditures for this facility are in place.

PROSPECTIVE INFORMATION

  This section, as well as other portions of this document and the Annual Letter to the Shareholders from the Chairman and Chief Executive Officer, include certain forward-looking statements about the Company's business and new products, sales, expenditures and cost savings, effective tax rate and operating and capital requirements and refinancings. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed below in "Risk Factors" in this document.

RISK FACTORS

  Risks Related to 1994 Strategic Acquisitions. The Company expects that its profitability in the foreseeable future, and accordingly its ability to fund necessary capital expenditures, increased working capital requirements, and service its debt obligations as well as its ability at some time in the future to resume dividend payments, will depend in large part on its success in integrating the operations of DEA, Roch and Mauser with Brown & Sharpe's pre-existing operations and realizing anticipated cost savings on a long-term profitable basis. The combined net sales of DEA, Roch and Mauser prior to the acquisition in 1994 were approximately 78% of Brown & Sharpe's 1993 net sales.

  The Company's plan for integrating the operations of DEA into the MS Group and Roch and Mauser into the PMI Division anticipated cost savings (before one-time implementation cash costs) of $8.3 million to be realized within the first twelve months of combined operations. These savings were substantially achieved on time. The Company expects to realize total annualized savings of nearly $14 million after 24 months of combined operations through various actions, further reductions in selling and administrative expenses, rationalization of European manufacturing facilities and reductions in associated manufacturing overhead costs. The Company expects to have spent a total of approximately $12.4 million from acquisition date through the completion of the integration process for severance and other one-time cash costs in eliminating duplicative operations and taking other planned measures intended to produce these savings.

  Due to the inherent risks in integrating the separate operations of the Company, in particular operations located in different countries and that in the aggregate are large in relation to Brown & Sharpe pre-existing operations, there can be no assurance that the Company will realize the full amount of anticipated cost savings or realize the savings on the contemplated timetable, or that as a result of its decentralized management structure or other factors, the Company will not experience unanticipated one- time or ongoing costs or difficulties in implementing the integration of DEA, Roch and Mauser into Brown & Sharpe. In addition, there can be no assurance that net sales will not be adversely affected by planned cost cutting measures, possible discontinuance of certain similar products, customers' desires to maintain alternative sources of supply or for other reasons.

  Risks Related to Liquidity. At December 31, 1995, Brown & Sharpe had unrestricted cash (and cash equivalents) of $6.3 million, and unused availability under its borrowing arrangements of $37.2 million, $16.5 million of which is dependent on the availability, only partially satisfied at year-end 1995, of certain kinds and amounts of eligible receivables. However, because of issues regarding the potential tax impact of the DEA Group capital structure resulting from the DEA acquisition, availability of adequate borrowing capacity in the US to cure the DEA capital structure problem, and the maturation of certain foreign mortgages in June 1996 and the $25 million three year term loans in the US in September 1997, refinancing of the Company during 1996 on a "bridge" basis and then more permanently in 1996 or 1997 must be accomplished. Brown & Sharpe also will require positive cash generated by operations and the realization of additional anticipated cost savings from the further integration of DEA, Roch and Mauser in order to meet its anticipated cash needs (including one-time costs involved in integrating DEA, Roch and Mauser. As noted above, there can be no assurance that the Company will be able to complete the refinancing of the $12.1 million of Swiss mortgages, the U.S. $15 million "bridge" financing or the entire refinancing of the Company's debt structure during the projected lat 1996 time frame.

  Risks Related to Indebtedness. The Company has significant debt service obligations. As of December 31, 1995, Brown & Sharpe had total outstanding indebtedness and total shareowners' equity of $102.1 million and $85.9 million, respectively.

  The Company's indebtedness and debt to capital ratio could have important consequences to stockholders, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate purposes may be impaired, (ii) a substantial portion of the Company's cash flow from operations will be used to pay principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations, future business opportunities and resumption at some future date of payment of dividends, (iii) the Company's borrowings under the rates of interest, which could result in higher interest expense in the event of an increase in market interest rates, (iv) the Facility contains financial and other restrictive covenants which could limit the Company's operating and financial flexibility and, if violated, would result in an event of default which, if not cured or waived, could preclude the Company's access to credit under such facility or otherwise have a material adverse effect on the Company, (v) the three-year Term Loans, the Facility and certain Swiss mortgage loans expire by their terms in 1996 and 1997, requiring the Company to seek refinancing of this debt at that time or before and (vi) as a result, the Company may be more vulnerable to general economic and industry downturns.

  Risks Related to Historical Losses. Brown & Sharpe had losses from continuing operations of approximately $2.9 million, $8.0 million, $2.4 million and $14.3 million in fiscal 1991, 1992, 1993, and 1994, respectively, before the 1995 profit of $1.9 million. In addition, DEA had operating losses of $10 million and $4.6 million in 1991 and 1992, respectively, an operating profit of $5.5 million in 1993, and an operating loss of $1.2 million in the first half of 1994.

  In 1990, Brown & Sharpe acquired Leitz. In the year prior to the acquisition, Leitz's net sales were approximately 21% of Brown & Sharpe's net sales in that year. While Leitz has strategic value to Brown & Sharpe, Leitz has produced operating losses in each year since its acquisition. Brown & Sharpe believes that these losses have resulted from the severe, prolonged recession in Europe that began a year after the acquisition and severe competitive pricing pressure which together have resulted in gross margin erosion for Leitz's products and revenues below expected levels, and from unexpected difficulties and additional expenses in integrating Leitz with Brown & Sharpe's other CMM operations. These difficulties were heightened by the fact that the Leitz business acquired by Brown & Sharpe did not have a complete freestanding operating and management structure or its own dedicated facilities.

  Risks Related to Foreign Operations. As of December 31, 1995, approximately 74% of Brown & Sharpe's assets were located outside the United States (based on book values) as were the customers for 65% of its net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes on distributions and payments, currency exchange rate fluctuations, inflation, minimum capital requirements, and exchange controls.

  Risks Related to Cyclical Nature of the Metrology Industry. The market for Brown & Sharpe's and DEA's products is subject to general economic conditions and, more specifically, to the level of capital spending by industrial companies, especially those in the primary end markets for Brown & Sharpe's and DEA's products. Management believes that in recent years, the total world market for dimensional metrology products declined. Although the recession has subsided, the dimensional metrology industry continues to be impacted by overcapacity in the industry and reduced demand by the capital goods sector for dimensional metrology products.

  Risks Related to Competition. Brown & Sharpe's and DEA's business is subject to direct and indirect competition from a considerable number of both domestic and foreign firms, a number of which are part of entities which are larger in overall size than Brown & Sharpe and DEA. In addition, the dimensional metrology market has suffered from overcapacity, which, together with reduced demand for capital goods, has resulted in intense competitive pricing pressure and performance competition that have reduced margins throughout the industry.

  Risks Related to Control of the Company. The Company's common stock is divided into two classes, the Class A Common Stock and the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share. Shares of Class B Common Stock are entitled to ten votes per share, except as otherwise provided by law or in Brown & Sharpe's certificate of incorporation or by-laws. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters, except that the Class A Common Stock, voting alone, elects one director each year, and except as otherwise required by law. No dividend may be declared on shares of Class B Common Stock unless a dividend at least equal in amount is declared on shares of Class A Common Stock. Various members of the Sharpe family, including Henry D. Sharpe, Jr. and Henry D. Sharpe, III (each of whom is a director of the Company), hold approximately 483,966 shares of Class A Common Stock and approximately 161,320 shares of Class B Common Stock, representing approximately 7.5% of the outstanding aggregate equity in the Company and approximately 15.5% of the combined voting power of the Company's outstanding common stock, and Finmeccanica holds 3,450,000 shares of Class A Common Stock, representing approximately 39.9% of the outstanding aggregate equity of the Company and approximately 25.5% of the combined voting power of the Company's outstanding common stock. Finmeccanica has the right to designate three nominees for election to the Company's Board of Directors.

  Pursuant to certain preemptive rights provided to Finmeccanica in connection with the DEA acquisition in September 1994, so long as Finmeccanica owns at least 862,500 shares of the Company's Class A Common Stock, with certain exceptions, the Company may not issue any shares of its Class A Common Stock, or equity securities exercisable, exchangeable or convertible into shares of Class A Common Stock ("Derivative Securities") to any third party without first offering to Finmeccanica the right to purchase that percentage of such newly issued securities such that Finmeccanica's percentage ownership of the Company's common stock on a fully diluted basis remains constant. After receiving notice of the proposed issuance, Finmeccanica will have 30 days to exercise its preemptive rights, and the closing under such exercise will occur within 20 days of such 30-day period. The existing holders of Class A Common Stock do not have any preemptive rights. If the Company issues Class A Common Stock or Derivative Securities while Finmeccanica's preemptive rights are in effect, Finmeccanica would, subject to certain exceptions, retain its percentage ownership of Brown & Sharpe common stock, while the equity interests of the Company's existing holders of Class A Common Stock would be diluted.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS                    PAGE NUMBER
                   -----------------------------                    -----------
Report of Independent Auditors--Ernst & Young LLP..................       23
Report of Independent Auditors--Coopers & Lybrand L.L.P............       24
Consolidated Statements of Operations for the Years Ended December
 31, 1995 and 1994 and December 25, 1993...........................       25
Consolidated Balance Sheets at December 31, 1995 and 1994..........       26
Consolidated Statements of Cash Flows for the Years Ended December
 31, 1995 and 1994 and December 25, 1993...........................       27
Consolidated Statements of Shareowners' Equity for the Years Ended
 December 31, 1995 and 1994 and December 25, 1993..................       28
Notes to Consolidated Financial Statements.........................    29-41

                        REPORT OF INDEPENDENT AUDITORS

To the Shareowners and Directors
 of Brown & Sharpe Manufacturing Company:

  We have audited the accompanying consolidated balance sheet of Brown & Sharpe Manufacturing Company as of December 31, 1995, and the related consolidated statements of operations, shareowners' equity, and cash flows for the year then ended. Our audit also included the related financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown & Sharpe Manufacturing Company at December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Providence, Rhode Island
February 14, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Directors
 of Brown & Sharpe Manufacturing Company:

  We have audited the consolidated financial statements and the financial statement schedule of Brown & Sharpe Manufacturing Company listed in Item 14 of this Form 10-K for the years ended December 31, 1994 and December 25, 1993. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Brown & Sharpe Manufacturing Company as of December 31, 1994 and December 25, 1993, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 29, 1995

                      BROWN & SHARPE MANUFACTURING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND DECEMBER 25, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1995     1994      1993
                                                  -------- --------  --------
Net sales........................................ $320,899 $205,000  $157,035
Cost of goods sold...............................  221,729  142,776   110,841
Selling, general and administrative expense......   87,217   63,664    45,317
Restructuring expense............................      336    4,169       --
                                                  -------- --------  --------
  Operating profit (loss)........................   11,617   (5,609)      877
Interest expense.................................    9,129    6,575     5,100
Other income, net................................      135      249     2,607
                                                  -------- --------  --------
  Income (loss) before income taxes..............    2,623  (11,935)   (1,616)
Income tax provision.............................      697    2,400       800
                                                  -------- --------  --------
Net income (loss)................................ $  1,926 $(14,335) $ (2,416)
                                                  ======== ========  ========
Primary and fully diluted income (loss) per com-
 mon share....................................... $    .22 $  (2.37) $   (.49)
                                                  ======== ========  ========


    The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1995      1994
                                                            --------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents................................ $  6,262  $  6,676
  Accounts receivable, net of allowances for doubtful
   accounts of $3,030 and $3,103...........................  113,579   108,234
  Inventories..............................................   88,558    88,639
  Deferred income taxes....................................    3,322     2,000
  Prepaid expenses and other current assets................    5,436     5,981
                                                            --------  --------
      Total current assets.................................  217,157   211,530
Property, plant and equipment:
  Land.....................................................    7,141     6,858
  Buildings and improvements...............................   37,447    33,124
  Machinery and equipment..................................   95,482    85,583
                                                            --------  --------
                                                             140,070   125,565
  Less--accumulated depreciation...........................   87,183    80,210
                                                            --------  --------
                                                              52,887    45,355
Goodwill, net..............................................   11,529     1,875
Other assets...............................................   13,827    13,514
                                                            --------  --------
                                                            $295,400  $272,274
                                                            ========  ========
            LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable and current installments of long-term
   debt.................................................... $ 45,229  $ 22,398
  Accounts payable.........................................   44,936    36,896
  Accrued expenses and income taxes........................   39,423    49,353
                                                            --------  --------
      Total current liabilities............................  129,588   108,647
Long-term debt.............................................   56,839    70,215
Other long-term liabilities................................    6,310       --
Deferred income taxes......................................    2,765     1,737
Unfunded accrued pension cost..............................    5,823     5,035
Termination indemnities....................................    8,218     7,715
Shareowners' Equity:
  Preferred stock, $1 par value; authorized 1,000,000
   shares; none issued.....................................      --        --
  Common stock:
     Class A, par value $1; authorized 15,000,000 shares;
     issued 8,195,795 in  1995 and 8,122,086 shares in
     1994..................................................    8,196     8,122
    Class B, par value $1; authorized 2,000,000 shares;
     issued 522,575 in 1995 and 534,821 shares in 1994.....      523       535
Additional paid in capital.................................   66,863    66,412
(Deficit) earnings employed in the business................   (8,032)   (9,958)
Cumulative foreign currency translation adjustment.........   18,926    14,530
Treasury stock; 23,592 shares in 1995 and 7,492 shares in
 1994, at cost.............................................     (270)     (151)
Unearned compensation......................................     (349)     (565)
                                                            --------  --------
      Total shareowners' equity............................   85,857    78,925
                                                            --------  --------
                                                            $295,400  $272,274
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND DECEMBER 25, 1993
                             (DOLLARS IN THOUSANDS)

                                                     1995      1994     1993
                                                   --------  --------  -------
Cash Provided by (Used in) Operations:
  Net Income (Loss)............................... $  1,926  $(14,335) $(2,416)
  Adjustment for Noncash Items:
    Depreciation and amortization.................   11,010     6,743    6,355
    Pension credits and charges...................    1,369       212      269
    Deferred income taxes.........................      376    (1,900)     500
    Gain on sale of operations....................      --        --    (2,182)
    Termination indemnities.......................      331       --       --
    Deferred compensation.........................      216       213       55
  Changes in Working Capital:
    Accounts receivable...........................   (4,324)  (15,912)  (8,204)
    Inventories...................................   (7,389)    7,103      957
    Prepaid expenses and other current assets.....    1,208     1,001      323
    Accounts payable and accrued expenses.........   (4,798)    6,693   (1,455)
                                                   --------  --------  -------
      Net Cash (Used in) Operations...............      (75)  (10,182)  (5,798)
                                                   --------  --------  -------
Investment Transactions:
  Capital expenditures............................  (12,054)   (8,929)  (4,399)
  Proceeds from dispositions......................    2,096     3,456      599
  Proceeds from sale of operations................      --        --     8,700
  Cash equivalent pledged.........................      --      6,078   (6,078)
  Other investing activities......................     (445)   (1,988)    (563)
                                                   --------  --------  -------
      Net Cash (Used in) Investment Transactions..  (10,403)   (1,383)  (1,741)
                                                   --------  --------  -------
Financing Transactions:
  Increase (decrease) in short-term debt..........   10,915   (16,420)   5,810
  Proceeds from issuance of long-term debt........      --     33,500      --
  Principal payments of long-term debt............   (3,444)   (1,661)  (1,000)
  Other financing transactions....................     (600)      353      --
                                                   --------  --------  -------
      Net Cash Provided by Financing Transac-
       tions......................................    6,871    15,772    4,810
                                                   --------  --------  -------
Effect of Exchange Rate Changes on Cash...........    3,193       375      183
                                                   --------  --------  -------
Cash and Cash Equivalents:
  Increase (decrease) during the year.............     (414)    4,582   (2,546)
  Beginning balance...............................    6,676     2,094    4,640
                                                   --------  --------  -------
  Ending balance.................................. $  6,262  $  6,676  $ 2,094
                                                   ========  ========  =======
Supplementary Cash Flow Information:
  Interest paid................................... $  8,004  $  6,223  $ 4,942
                                                   ========  ========  =======
  Taxes paid...................................... $  2,598  $  1,496  $ 1,158
                                                   ========  ========  =======

    The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND DECEMBER 25, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           (DEFICIT)  CUMULATIVE
                         COMMON            EARNINGS     FOREIGN
                         STOCK  ADDITIONAL EMPLOYED    CURRENCY
                         $1 PAR  PAID IN    IN THE    TRANSLATION TREASURY   UNEARNED
                         VALUE   CAPITAL   BUSINESS   ADJUSTMENT   STOCK   COMPENSATION
                         ------ ---------- ---------  ----------- -------- ------------
Balance--December 26,
 1992................... $4,979  $45,710   $  6,894     $10,260    $(336)     $(833)
Net Loss................    --       --      (2,416)        --       --         --
Treasury Stock Transac-
 tions..................    --       --        (101)        --        12        --
Restricted Stock
 Awards.................      1      --         --          --       161         55
Foreign currency trans-
 lation adjustment......    --       --         --         (866)     --         --
                         ------  -------   --------     -------    -----      -----
Balance--December 25,
 1993...................  4,980   45,710      4,377       9,394     (163)      (778)
                         ------  -------   --------     -------    -----      -----
Net Loss................    --       --     (14,335)        --       --         --
Acquisitions............  3,625   20,413        --          --       --         --
Treasury Stock Transac-
 tions..................    --       --         --          --        12        --
Restricted Stock
 Awards.................     10       (8)       --          --       --         213
ESOP Contribution.......     42      297        --          --       --         --
Foreign currency trans-
 lation adjustment......    --       --         --        5,136      --         --
                         ------  -------   --------     -------    -----      -----
Balance--December 31,
 1994...................  8,657   66,412     (9,958)     14,530     (151)      (565)
                         ------  -------   --------     -------    -----      -----
Net Income..............    --       --       1,926         --       --         --
Treasury Stock Transac-
 tions..................    --       --         --          --      (119)       --
Restricted Stock
 Awards.................    --       153        --          --       --         216
ESOP Contribution.......     62      298        --          --       --         --
Foreign currency trans-
 lation adjustment......    --       --         --        4,396      --         --
                         ------  -------   --------     -------    -----      -----
Balance--December 31,
 1995................... $8,719  $66,863   $ (8,032)    $18,926    $(270)     $(349)
                         ======  =======   ========     =======    =====      =====


    The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

 Business

  Brown & Sharpe Manufacturing Company is a multinational manufacturer of dimensional metrology products, which include manual and computer-controlled, high precision machines; mechanical and electronic measuring and inspection tools; and specialty products and systems. The principal markets for its products are North America, Europe, Asia, South America, and the Middle East. The primary end markets for its products are the automotive, aerospace, and industrial machinery industries.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and all subsidiaries. Intercompany transactions have been eliminated from the consolidated financial statements. Investments in 20% to 50% part-owned affiliates are accounted for on the equity method.

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ended on the last day of the calendar year in 1995 and 1994 and the last Saturday in December for 1993. Results for 1995 and 1993 include 52 weeks, while 1994 had 53 weeks.

 Inventory Valuation

  Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out (LIFO) basis for all domestic inventories in 1995 (40% of cost in 1994) and principally on a first-in, first-out (FIFO) basis for inventories outside the United States. Provision is made to reduce slow-moving and obsolete inventories to net realizable values. Current FIFO cost exceeds the LIFO value of inventories by approximately $12,293 and $12,473 at December 31, 1995 and 1994, respectively. Year-end inventories valued under the LIFO method were $16,081 in 1995 and $7,231 in 1994. During 1994 and 1993,
quantities for certain segments of the LIFO inventories were reduced. The reductions resulted in liquidation of LIFO quantities carried at lower costs prevailing in prior years compared with the cost of current purchases, the effect of which decreased net loss by $631 ($.10 per share) and $749 ($.15 per share) in 1994 and 1993, respectively.

  The composition of inventory at year-end was as follows:

                                                                 1995    1994
                                                                ------- -------
     Parts, raw materials and supplies......................... $39,857 $42,665
     Work in progress..........................................  15,906  17,069
     Finished goods............................................  32,795  28,905
                                                                ------- -------
                                                                $88,558 $88,639
                                                                ======= =======

 Property, Plant and Equipment

  Property, plant, and equipment are carried at cost and are being depreciated principally on a straight-line basis over the estimated useful lives of the assets which generally range from 20 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Depreciation expense was $8,980, $6,442,

                     BROWN & SHARPE MANUFACTURING COMPANY
and $5,862 in 1995, 1994, and 1993, respectively. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in income. At December 31, 1995, land and buildings with a book value of $19,973 were pledged as collateral for mortgage loans of $26,800.

 Goodwill

  Goodwill, which is net of accumulated amortization of $771 in 1995 and $154 in 1994, is being amortized on a straight-line basis over periods ranging from 7 to 20 years.

 Other Assets

  Other assets consisted of the following:

                                                                  1995    1994
                                                                 ------- -------
     Prepaid pension............................................ $ 4,673 $ 5,106
     Equity investments.........................................   2,492   1,956
     Other......................................................   6,662   6,452
                                                                 ------- -------
                                                                 $13,827 $13,514
                                                                 ======= =======

 Revenue Recognition

  The Company records revenue upon shipment other than for long-term contracts, upon rendering of service for installation and training, and ratably over the contract period for service contracts. Sales under long-term contracts are recorded using the percentage of completion method, wherein costs and estimated gross margin are recorded as sales during the period the work is being performed. Estimated gross margin is based on the total contract sales value and the most recent estimate of total costs. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss.

 Foreign Currency

  Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates and, income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners' equity account "Cumulative foreign currency translation adjustment."

  There were no forward exchange contracts outstanding at December 31, 1995 and 1994. Transaction gains were recorded in 1995, 1994, and 1993 of $601, $1,064, and $157, respectively. Transaction gains in 1995 includes an adjustment, which increased the gain, amounting to $640 ($.07 per share), after taxes, relating to a revaluation of a 1994 foreign denominated liability that was incorrectly recorded at historical, rather than current, foreign exchange rate in the Company's consolidated financial statements issued in prior years. Prior year financial statements were not restated due to the immaterial effect on the previously-issued financial statements.

 Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the

                     BROWN & SHARPE MANUFACTURING COMPANY

Company's large number of customers and their dispersion across many different industries and countries worldwide. At December 31, 1995, the Company had no significant concentrations of credit risk.

 Stock Incentive Plans

  The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

 Postretirement and Postemployment Benefits

  The Company does not provide postretirement or postemployment benefits as contemplated by SFAS 106 and SFAS 112, respectively, and accordingly these statements have no impact upon the Company's financial position or results of operations.

 Income Taxes

  The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

  Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized. Federal income taxes are not provided on the unremitted earnings of foreign subsidiaries since it has been the practice and is the intention of the Company to continue to reinvest these earnings in the business outside the United States.

 Net Income (Loss) Per Share

  Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year, while net loss per share is based only on the weighted average number of shares of common stock. Common stock equivalents are additional shares which may be issued upon the exercise of dilutive stock options using the average market price of the Company's common stock during the year for primary earnings per share and market price at the end of the year for fully diluted earnings per share. Conversion of the convertible subordinated debentures (see
Note 6) was not assumed in the 1995 computation of fully diluted net income
(loss) per share because such conversion was antidilutive. Shares used to compute net income (loss) per share were 8,772,748 in 1995, 6,057,090 in 1994, and 4,969,543 in 1993.

 Cash and Cash Equivalents

  Cash and cash equivalents are comprised of cash on hand, deposits in banks, and short-term marketable securities with a maturity at acquisition of three months or less.

 Recently Issued Accounting Pronouncements

  The Company has not yet adopted Statement of Financial Accounting Standards
(FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for the Company's 1996 fiscal year. The Company does not anticipate that the Statement will have a material effect on the statement of operations or financial position upon adoption.

 Reclassifications

  Certain amounts reported in 1994 and 1993 have been reclassified to conform with the 1995 presentation.

                     BROWN & SHARPE MANUFACTURING COMPANY

2. ACQUISITIONS

 DEA

  Brown & Sharpe Manufacturing Company, together with its subsidiary Brown & Sharpe International Capital Corporation, acquired on September 28, 1994, the stock of DEA S.p.A., an Italian corporation, and its related metrology business from Finmeccanica S.p.A., an Italian corporation, for 3,450,000 shares of Class A common stock with a market value amounting to $22,856. In addition, the Company incurred professional accounting, legal, and other costs of $2,301 in conjunction with the acquisition which have been accounted for as part of the purchase price. The acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated balance sheet at October 1, 1994 included the assets and liabilities of DEA S.p.A. and its subsidiaries. The Company's consolidated statements of operations and cash flows includes the results of operation of DEA S.p.A. and its subsidiaries commencing October 2, 1994.

  The DEA purchase agreement provided for a post-closing adjustment to the purchase price based upon the final valuation of the acquired assets and assumed liabilities which occurred in 1995. No such adjustment was made. However, differences in final valuation calculations resulted in a settlement whereby Finmeccanica S.p.A. waived lease payments of approximately $1,000 for a DEA facility leased from Finmeccanica. (See Note 12.)

  Because DEA was acquired late in 1994 and was a complex worldwide operation that required a comprehensive review of asset values and liabilities and a significant part of the study had to take into consideration the integration of DEA into the Measuring Systems Group, the final assessment of asset values, restructuring the manufacturing and marketing organization, and making other necessary changes was not completed until the third quarter of 1995. The determination of the final fair values resulted in adjustments consisting of changes from initially determined values as of September 28, 1994 amounting to an increase in goodwill; property, plant and equipment; deferred income taxes; and other assets amounting to $10,360, $4,142, $1,800, and $1,044, respectively, and a decrease in inventory and accounts receivable amounting to $12,582 and $1,175, respectively. Adjustments to other balance sheet amounts were individually not significant.

  As a result of the adjustments to the preliminary 1994 estimates, net income for 1995 increased approximately $350 ($.04 per share).

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

  The purchase price was 175,000 shares of Brown & Sharpe Class A Common Stock, subject to certain post closing adjustments and the right to receive an additional 50,000 shares of such stock in the event the Company's Class A Common Stock attains a market price of $15 or more per share for a total of 30 days or more during any twelve month period within the five years following the purchase. The purchase price was determined through negotiation by the parties subject to adjustment based on specified closing balance sheet changes. The final purchase price adjustment has not yet been made. Negotiations to finalize the amount of the adjustment are expected to be complete by June of 1996.

  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on an estimate of their fair values at the date of acquisition.

                     BROWN & SHARPE MANUFACTURING COMPANY

 Proforma Combined (Unaudited)

  The Company's unaudited Pro Forma combined results of operations for the years ended December 31, 1994 and December 25, 1993 assuming the acquisition of DEA and Roch occurred at the beginning of 1993, are as follows:

                                                              1994      1993
                                                            --------  --------
   Net sales............................................... $272,847  $279,742
   Net income (loss)....................................... $(11,441) $  8,924
   Primary and fully diluted net income (loss) per common
    share.................................................. $  (1.89) $   1.08

3. RESTRUCTURING CHARGES

  Results of operations for 1995 include restructuring charges of $336 ($.03 per share) compared with 1994 which include charges of $4,169 ($.69 per share). These charges consist principally of Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs of $336 and $2,348 for 1995 and 1994, respectively, associated with integrating Brown & Sharpe's existing operations with those of DEA mainly outside the U.S. Other cash costs of integrating DEA were incurred but were accounted for as part of the purchase price accounting of the acquisition. Also, costs of $1,821 were recorded for 1994 severance of 38 employees and property, plant, and equipment and inventory write-offs due to a plant closing in Switzerland arising from the acquisition of Roch, which is discussed in Note 2. Of these costs, $420 was paid in 1994 and $3,202 in 1995. The balance $547 represents non-cash costs.

4. INCOME TAXES

  Income (loss) before income taxes consisted of the following:

                                                      1995      1994     1993
                                                     -------  --------  -------
   Domestic......................................... $(4,850) $ (1,338) $ 1,394
   Foreign..........................................   7,473   (10,597)  (3,010)
                                                     -------  --------  -------
   Income (loss) before income taxes................ $ 2,623  $(11,935) $(1,616)
                                                     =======  ========  =======

  The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                         1995    1994    1993
                                                         -----  -------  -----
   Taxes computed at 34%................................ $ 892  $(4,058) $(491)
   Goodwill amortization................................   158      --     --
   Additional tax on foreign income.....................   113    1,459    --
   Alternative minimum and state taxes..................    31      250    200
   Net operating losses and other losses................  (636)   4,749  1,091
   Other (net)..........................................   139      --     --
                                                         -----  -------  -----
   Income tax provision................................. $ 697  $ 2,400  $ 800
                                                         =====  =======  =====

                     BROWN & SHARPE MANUFACTURING COMPANY

  The income tax provision (benefit) consisted of the following:

                                                         1995    1994     1993
                                                        ------  -------  ------
   Current:
     Federal........................................... $ (996) $ 3,250  $  500
     State.............................................     31      250     300
     Foreign...........................................  1,286      800     500
                                                        ------  -------  ------
                                                           321    4,300   1,300
   Deferred:
     Federal...........................................    996   (1,000)    --
     Foreign...........................................   (620)    (900)   (500)
                                                        ------  -------  ------
                                                           376   (1,900)   (500)
                                                        ------  -------  ------
   Income tax provision................................ $  697  $ 2,400  $  800
                                                        ======  =======  ======

  Provision has not been made for U.S. taxes on $39,000 of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested.

  The components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                 1995    1994
                                                                ------- -------
   Deferred tax assets:
   Inventory reserves.......................................... $ 8,553 $ 2,429
   Warranty expense............................................     928     400
   Provision for doubtful accounts.............................     226     300
   Depreciation................................................   1,722   3,044
   Tax credit and loss carryforwards...........................  46,293  37,600
   Other.......................................................   4,827     404
                                                                ------- -------
     Gross deferred assets.....................................  62,549  44,177
   Less valuation allowance....................................  53,590  38,100
                                                                ------- -------
     Deferred tax asset........................................ $ 8,959 $ 6,077
                                                                ======= =======
   Deferred tax liabilities:
   Pension expense............................................. $ 1,542 $ 1,542
   Inventory reserves..........................................   1,665   1,196
   Depreciation................................................   2,288   2,752
   Other.......................................................   2,907     324
                                                                ------- -------
     Deferred tax liability.................................... $ 8,402 $ 5,814
                                                                ======= =======

  A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carryforwards and a portion of the other deferred tax assets. The valuation allowance has been increased by $15,490 during 1995. The recognition of any future tax benefits resulting from the elimination of $21,300 of the valuation allowance will reduce any goodwill remaining at the time of such elimination.

  For income tax purposes, the Company has operating loss and capital loss carryforwards of $2,000 and $3,500, respectively, in the U.K. and net operating loss carryforwards of $26,700, $38,500, $5,000, and $22,700,

                     BROWN & SHARPE MANUFACTURING COMPANY
respectively in Switzerland, Germany, France, and Italy. The Swiss, French, and Italian carryforwards expire between 1996 and 2001. There is no time limit for the U.K. and German carryforwards.

  The Company's domestic income tax return for the 1993 fiscal year is under examination by the Internal Revenue Service. The Company believes it has made adequate provision for assessments (if any) which may arise as a result of this audit.

5. SHORT-TERM BORROWINGS

  Outstanding short-term borrowings were $28,061 at December 31, 1995 and $19,193 at December 31, 1994. Substantially all domestic assets of the Company are pledged as collateral. Certain borrowing agreements contain covenants which, among other things, require the Company to maintain certain financial ratios and restricts the payment of dividends.

  Amounts outstanding under Brown & Sharpe's lines of credit, excluding the Facility, are generally payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by other assets. The Facility provides for demand borrowings based on a percentage of eligible domestic accounts receivable and finished and certain other inventory and, is secured by substantially all domestic assets. At December 31, 1995, Brown & Sharpe had borrowings of $28.1 million under all short term lines of credit compared to total availability at that date of $74.1 million under the lines of credit. Certain of the domestic and foreign lines of credit provide availability of borrowing capacity and funds only to the degree of availability of certain kinds of eligible receivables. At December 31, 1995, $17.6 million of the total lines of credit were restricted to foreign eligible receivables and also to certain foreign countries, of which $16.5 million was available for future use.

  No compensating balances were required at December 31, 1995 and 1994. A credit line of $3,261 in the U.K. is collateralized by the assets in that country, and the Company has also guaranteed borrowings up to $776. The weighted average interest rates on short-term borrowings were 7.7% and 7.3% in 1995 and 1994, respectively.

6. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                 1995    1994
                                                                ------- -------
   9-1/4% convertible subordinated debentures due December,
    2005......................................................  $14,000 $15,000
   Mortgages at rates ranging from 7.75% to 8.75%.............   26,800  27,619
   Notes payable, due September 28, 1997 with quarterly inter-
    est of Libor
    plus .60%.................................................   25,000  25,000
   Notes payable, due various dates with interest rates
    ranging from 2.1% to 12.39%...............................    8,207   5,801
                                                                ------- -------
                                                                 74,007  73,420
   Less: current installments.................................   17,168   3,205
                                                                ------- -------
   Total long-term debt.......................................  $56,839 $70,215
                                                                ======= =======

  The 9-1/4% subordinated debentures are convertible, at the option of the holders, into common shares at $26.25 per share subject to antidilution provisions. The Company, through a sinking fund, is required to provide for retirement of $1,000 in principal amount annually with the final $5,000 payable at maturity. At December 31, 1995, 533,333 shares of Class A Common Stock were reserved for conversion of these debentures. Annual maturities of long- term debt are as follows: 1996--$17,168, 1997--$30,888; 1998--$3,359;
1999--$8,493; 2000--$2,351; and $11,748 thereafter. Interest rates on long-
term debt average approximately 9% in 1995.

                     BROWN & SHARPE MANUFACTURING COMPANY

  The $25,000 notes payable are guaranteed by Finmeccanica in connection with the acquisition of DEA. In return, the Company's reimbursement obligation is secured by a guarantee by DEA pursuant to an agreement between DEA and Finmeccanica.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company values the financial instruments as required by Statement of Financial Accounting Standards No. 107. The carrying amounts of cash and cash equivalents, short-term debt, and long-term variable-rate debt approximates fair value. The fair value of the Company's 9 1/4% subordinated debentures approximates $14,000 based on the quoted market prices.

8. CONTINGENCIES

  On April 7, 1995, the U.S. Court of Appeals for the District of Columbia Circuit rendered a decision on the second appeal by the International Association of Machinists and Aerospace Workers (the "IAM") of a supplemental decision and order of the National Labor Relations Board ("NLRB") reaffirming an April 1986 decision of the NLRB dismissing reinstated unfair labor practice charges brought against the Company by the IAM in September 1982. These charges arose out of a strike which began at the Company's Rhode Island operations in October 1981. Although the NLRB has previously upheld dismissal of the reinstated unfair labor practice charges, the Appeals Court in its latest decision has stated that the NLRB failed to articulate and apply a judicially acceptable standard to determine whether certain evidence offered, and characterized by the IAM as being newly discovered, was material and of sufficient nature to justify tolling the statute of limitations so as to permit the filing of the reinstated unfair labor practice charges. Based on the foregoing, the Court vacated the judgment of the NLRB favorable to the Company and has remanded the case back to the NLRB for further proceedings to determine these evidentiary issues and their effect on the application of the statute of limitations to the reinstated unfair labor practice charges. The Court has directed that should the NLRB rule against the Company on the evidentiary issues presented for consideration then it must proceed to determine the merits of the reinstated unfair labor practice charges. Management of the Company and its counsel believe the NLRB will not determine that the case should proceed to a hearing on its merits and that a finding of ultimate liability against the Company in this matter continues to be remote.

  The Company is involved in a lawsuit which arose out of an environmental proceeding in which the United States Environmental Protection Agency ("EPA") identified Brown & Sharpe as a potentially responsible party ("PRP") at a waste disposal site (the "Site") in Rhode Island listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. While the Company's proportionate share of the total waste contributed to the Site was minimal in volume and toxicity, the EPA nevertheless issued an Administrative Order against the Company and other PRP's to clean up the Site. Subsequently, the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and contribution protection from claims of any third parties who may have liability at the Site. On January 2, 1991, a group of non-settling major PRP's at the Site brought suit in the Federal District Court in Rhode Island against all of the settling parties, including the Company, to recover a portion of their past and anticipated future costs of performing the clean-up remedy. The Court entered a summary judgment in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRP's appealed that ruling and have subsequently brought suit against the EPA seeking to have the settlements of the de minimis settling parties set aside. The Company is vigorously defending this lawsuit and believes that the release and contribution protection obtained from the EPA in connection with settlement of its liability at the Site will ultimately bar the cost-recovery claim.

  On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State

                     BROWN & SHARPE MANUFACTURING COMPANY

Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, NY. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, NY, which was merged with and into the Company, contributed hazardous waste to the site for disposal and that the Company is a potentially responsible party as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500, and it has expressed a willingness to settle its claim with all PRP's receiving the notice. The Company is continuing to investigate the basis for this claim and estimates that any potential loss it might incur as a result of any involvement or settlement at this site would not be material.

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

9. INCENTIVE AND RETIREMENT PLANS

 Stock Incentive Plans

  Under the provisions of the Company's 1989 Equity Incentive Plan (the "`89 Plan"), as amended on May 3, 1995 to increase by 500,000 the number of shares authorized for delivery in connection with awards, a variety of stock and stock based incentive awards, including stock options and restricted and unrestricted stock, are available to be granted to eligible key employees of the Company and its subsidiaries. The `89 Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. During 1995, there were no awards of restricted stock, and during 1994, a total of 10,000 shares of restricted Class A common stock utilizing newly issued shares were made under the `89 Plan. Since the inception of the `89 Plan, 102,300 restricted Class A shares have been awarded net of forfeitures. The awards of restricted stock vest over a five year period with 25% of the award vesting at the end of the 2nd and 3rd years and 50% at the end of the 5th year with the unvested shares being subject to forfeiture if the recipient's employment is terminated. Unearned compensation in the amount of $349 is being amortized to expense over the forfeiture lapsing period for these awards of restricted stock. In 1995 and 1994, options to purchase a total of 528,000 and 145,000 shares, respectively, during ten year periods of Class A common stock were granted at exercise prices between $6.50 and $10.75 per share. The options granted in 1995 become exerciseable either with respect to 50% of the award after 2 years and 25% after 3 and 4 years from the date of the award or 50% of the award after 2 years and 50% after 3 years from the date of the award. The options granted in 1994 were exerciseable at any time after the date of the awards. The exercise price for shares covered by options awarded under the `89 Plan is 100% of the market value on the date such options are granted. The aggregate amount of shares of Class A common stock, including options, which may be awarded under the `89 Plan is 875,000 shares and the amount of shares of Class A common stock including forfeitures remaining available for issuance under the `89 Plan in connection with future awards is 124,700 shares.

  No further options or other awards may be granted under the Company's Amended 1973 Stock Option Plan (the "`73 Plan"). The exercise price for shares of Class A common stock covered by outstanding options under the `73 Plan is 100% of the market value on the dates such options were granted. Options granted under the `73 Plan became exerciseable one year after the date of grant and expire at the end of ten years. On December 31, 1995, options for 17,997 shares of Class A common stock were outstanding and exerciseable at prices between $12.94 and $17.86. Option activity under both the `89 Plan and `73 Plan during the past three years is summarized as follows:

                     BROWN & SHARPE MANUFACTURING COMPANY

                                                      SHARES     PRICE RANGE
                                                      -------  ----------------
   Outstanding December 26, 1992..................... 145,192  $10.25 to $17.86
     Forfeited or canceled........................... (21,666) $10.78 to $12.13
                                                      -------
   Outstanding December 25, 1993..................... 123,526  $10.25 to $17.86
     Granted......................................... 145,000  $ 6.50
     Forfeited or canceled........................... (50,529) $12.47 to $13.10
                                                      -------
   Outstanding December 31, 1994..................... 217,997  $ 6.50 to $17.86
     Granted......................................... 528,000  $ 6.75 to $10.75
     Forfeited or canceled........................... (80,000) $ 6.50 to $16.38
                                                      -------
   Outstanding December 31, 1995..................... 665,997  $ 6.50 to $17.86
                                                      =======

 Profit Incentive Plan

  Under the provisions of the Company's Amended Profit Incentive Plan as originally approved in 1979, awards of cash and supplemental awards of restricted shares of restricted common stock valued at 100% of market on the date of grant vesting ratably over a five year period and subject to forfeiture conditions, could be made as bonuses to certain management employees. Following an amendment of the Plan in 1994, the Plan feature providing for awards of stock was eliminated resulting in the Plan being a cash only bonus Plan. Plan awards provisions under the Plan in the amounts of $1,157, $310, and $601 were made in 1995, 1994, and 1993, respectively, and there were no awards of stock made in 1995, 1994 or 1993.

 Long-Term Deferred Cash Incentive Plan

  In February 1996, the Board of Directors approved "The Brown & Sharpe Key Employee Long-Term Deferred (unfunded) Cash Incentive Plan" (the "LTIP"), which was effective for 1995. The LTIP provides for deferred cash payments upon retirement or termination of employment, subject to vesting three years after the end of the year for which it is earned. Annual total plan awards are calculated at 6% of adjusted pretax income and shared by the plan participants (currently eight key executives of the Company) pro rata based on annual salary paid. The 1995 consolidated financial statements contain a provision amounting to $200 thousand.

 Savings Plans

  Company has 401(K) stock bonus and thrift savings plans for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios and Company stock. The savings plans' expense for 1995, 1994, and 1993 was $941, $793, and $705, respectively.

 Stock Ownership Plan

  Under the provisions of the Company's Employee Stock Ownership Plan (ESOP), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age. The ESOP may also borrow funds to purchase common shares, for which the Company will contribute amounts as necessary to pay down the indebtedness. ESOP expense was $433 in 1995, $360 in 1994, and $327 in 1993. At December 31,
1995, there were no unallocated shares of Class A and B stock held in the ESOP as all shares were allocated to participants' accounts.

                     BROWN & SHARPE MANUFACTURING COMPANY

 Retirement Plans

  The Company's subsidiaries have a defined contribution retirement plan covering employees in Switzerland and two defined benefit retirement plans covering employees in the U.K. and Germany, which includes substantially all employees. Retirement plan expense net of pension income for 1995, 1994, and 1993 was $1,369, $1,593, and $1,223, respectively.

  The defined benefit plans which cover employees in the U.K. and Germany, respectively, provide benefits based on years of service and employee compensation. Retirement costs under both plans are compiled based on the projected unit credit actuarial method.

  The U.K. plan's actuarial assumptions used settlement rates of 8.0% at the end of 1995 and 9.0% at the end of 1994, a long-term return on assets of 9.0% in 1995, 8.0% in 1994, and 10% in 1993, and annual wage increases of 7.0% at the end of 1995 and 8.0% at the end of 1994. Retirement costs accrued are funded.

  The German plan's actuarial assumptions used a settlement rate of 7.0% and 7.5% at the end of 1995 and 1994 and an annual wage increase of 4.5% at the end of 1995 and 1994. Retirement costs accrued are not funded.

  The following items are the components of net periodic pension income for the U.K. plan for the years ended December 31, 1995 and 1994 and December 25, 1993:

                                                      1995     1994     1993
                                                     -------  -------  -------
Service cost-benefits earned........................ $   823  $   797  $   664
Interest cost on projected benefit obligations......   1,263      943      743
Return on plan assets, net..........................  (3,049)   1,007   (1,200)
Net amortization and deferral.......................     909   (2,948)    (345)
                                                     -------  -------  -------
Net periodic pension income......................... $   (54) $  (201) $  (138)
                                                     =======  =======  =======

  The plan has assets in excess of the accumulated benefit obligations. Plan assets include investments in equity securities, corporate and government debt securities, and cash equivalents. The following table presents a reconciliation of the funded status of the plan at December 31, 1995 and 1994:

                                                              1995      1994
                                                            --------  --------
Vested and accumulated benefit obligation.................. $(12,012) $(16,311)
                                                            ========  ========
Projected benefit obligation...............................  (15,126)  (18,420)
Plan assets at fair value..................................   20,726    31,290
                                                            --------  --------
Funded status..............................................    5,600    12,870
Unrecognized portion of net assets.........................     (927)   (7,764)
                                                            --------  --------
Prepaid pension............................................ $  4,673  $  5,106
                                                            ========  ========

  The following items are the components of net periodic pension cost for the unfunded German plan for the years ended December 31, 1995 and 1994 and December 25, 1993:

                                                          1995     1994    1993
                                                         -------  -------  ----
Service cost-benefits earned............................ $   107  $    97  $112
Interest cost on projected benefit obligations..........     372      316   295
                                                         -------  -------  ----
Net periodic pension cost............................... $   479  $   413  $407
                                                         =======  =======  ====
Vested and accumulated benefit obligation............... $(4,700) $(3,330)
                                                         =======  =======
Projected benefit obligation............................ $(5,519) $(4,617)
Unrecognized net gain...................................    (304)    (418)
                                                         -------  -------
Unfunded accrued pension cost........................... $(5,823) $(5,035)
                                                         =======  =======

                     BROWN & SHARPE MANUFACTURING COMPANY

10. RESEARCH AND DEVELOPMENT EXPENSE

  Research and development expense was $10,762, $5,694, and $4,855 in 1995, 1994, and 1993, respectively.

11. OTHER INCOME AND EXPENSE

  Other income (expense), net includes:

                                                             1995  1994   1993
                                                             ----  ----  ------
Interest income............................................. $540  $468  $  266
Gain (loss) on sale of fixed assets.........................  (90) (284)     44
Gain on sale of operations..................................  --    --    2,182
Other income (expense)...................................... (315)   65     115
                                                             ----  ----  ------
                                                             $135  $249  $2,607
                                                             ====  ====  ======

12. RENTAL EXPENSE AND LEASE COMMITMENTS

  At December 31, 1995, the Company was obligated under operating leases expiring on various dates. Rental expense was $9,767, $4,157, and $3,845 in 1995, 1994, and 1993, respectively. Annual rental commitments under noncancelable leases pertaining principally to buildings and equipment at December 31, 1995 are $6,919, $3,706, $2,200, $1,028, and $858 for the years
1996 through 2000, and aggregate to $4,391 for all years subsequent to 2000.

  In addition, DEA is the lessee under a lease agreement with the Elsag Bailey Division of Finmeccanica with respect to its principal headquarters facility located in Moncalieri, Italy. The lease expires on December 31, 1997, and the annual rental amount under such lease is approximately $861. (See Note 2.) Expenditures under this lease after DEA's scheduled vacating of the facility in September 1996 has been waived by Finmeccanica as part of the purchase price adjustment settlement.

13. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

  Financial Information by Business Segment and Geographic Area as set forth on page 11 in Item 1 of this Annual Report is an integral part of these financial statements.

14. COMMON STOCK

  Both classes of common stock have equal rights upon liquidation. Class A common stock may not receive less cash dividends per share than Class B common stock, nor may such dividends be less frequent. The Class A common stock has one vote per share. Except as otherwise provided by law, the Class B common stock has ten votes per share, and the Class B common stock is convertible into Class A common stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner's family and certain others affiliated with a shareowner. During 1995 and 1994, 12,246 shares and 12,783 shares, respectively, were converted from Class B to Class A common stock.

  During 1995, 16,100 shares were put into the treasury from a forfeiture of restricted stock award. In 1994, 584 treasury shares were allocated for use as restricted stock awards, and 584 treasury shares were issued under a Directors' deferred compensation plan.

                     BROWN & SHARPE MANUFACTURING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

15. PREFERRED STOCK PURCHASE RIGHTS

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

16. COMMITMENT

  At December 31, 1995, the Company had entered into a commitment to construct a building in Telford, England. This building, which is to be completed in 1996, will increase the capacity of its Custom Metrology Division. The building is estimated to cost approximately $3,800.

17. QUARTERLY DATA (UNAUDITED)

                                                       1995
                                        --------------------------------------
                                        1ST QTR.  2ND QTR.  3RD QTR.  4TH QTR.
                                        --------  --------  --------  --------
Net sales.............................. $74,095   $80,967   $76,945   $ 88,892
Gross profit...........................  23,184    23,704    22,682     29,600
Net income (loss)......................  (1,455)    1,045       220      2,116
Earnings (loss) per common share....... $  (.17)  $   .12   $   .03   $    .24
                                                       1994
                                        --------------------------------------
                                        1ST QTR.  2ND QTR.  3RD QTR.  4TH QTR.
                                        --------  --------  --------  --------
Net sales.............................. $36,659   $43,152   $39,641   $ 85,548
Gross profit...........................  10,719    13,755    11,031     26,719
Net income (loss)......................  (2,874)   (1,368)   (4,615)    (5,478)
Earnings (loss) per common share....... $  (.57)  $  (.26)  $  (.86)  $   (.63)

  The aggregate effect of 1995 year-end adjustments was to increase fourth quarter net income by $940 ($.11 per share), after taxes, which, primarily, resulted from an adjustment to inventory valuation allowances that were necessary to record inventory at locations outside the United States at FIFO cost. In addition, as discussed in greater detail in Note 1, the 1995 fourth quarter also includes an adjustment amounting to $640 ($.07 per share), after taxes, relating to a revaluation of 1994 foreign denominated liabilities.

                     BROWN & SHARPE MANUFACTURING COMPANY

ITEM 9--DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Directors

  Refer to "INFORMATION WITH RESPECT TO NOMINEES AND OTHER DIRECTORS CONTINUING IN OFFICE" in the Company's definitive Proxy Statement for the May 2, 1996 Annual Meeting which is incorporated herein by reference.

 Executive Officers

  Refer to Item 4A of this Annual Report on Form 10-K for information regarding Executive Officers.

ITEM 11--MANAGEMENT REMUNERATION AND TRANSACTIONS

  Refer to "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the May 2, 1996 Annual Meeting which is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Refer to "Principal Shareholders" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement for the May 2, 1996 Annual Meeting which are incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Refer to "CERTAIN RELATIONSHIPS" in the Company's definitive Proxy Statement for the May 2, 1996 Annual Meeting which is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Financial Statements filed in Item 8 of this Annual Report

  Consolidated Statements of Operations for the Years Ended December 31, 1995 and 1994 and December 25, 1993

  Consolidated Balance Sheets at December 31, 1995 and 1994

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995 and 1994 and December 25, 1993

  Consolidated Statements of Shareowners' Equity for the Years Ended December 31, 1995 and 1994 and December 25, 1993

  Notes to Consolidated Financial Statements

                     BROWN & SHARPE MANUFACTURING COMPANY

 Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts

 Statements and Schedules Omitted

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

 Reports on Form 8-K

  On April 4, 1995, Brown & Sharpe filed a Current Report on Form 8-K under
Item 4 reporting the March 30, 1995 appointment of Ernst & Young LLP as the Company's independent auditors.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Brown & Sharpe Manufacturing Company
                                          (Registrant)

                                                  /s/ Charles A. Junkunc
Date: March 26, 1996                      By: _________________________________
                                             CHARLES A. JUNKUNCVICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

      /s/ Henry D. Sharpe, Jr.         Chairman of the          March 26, 1996
- -------------------------------------   Board and Director
        HENRY D. SHARPE, JR.

         /s/ Frank T. Curtin           President, Chief         March 26, 1996
- -------------------------------------   Executive Officer
           FRANK T. CURTIN              (Principal
                                        Executive Officer)
                                        and Director

        /s/ Paul R. Tregurtha          Director                 March 26, 1996
- -------------------------------------
          PAUL R. TREGURTHA

      /s/ Henry D. Sharpe, III         Director                 March 26, 1996
- -------------------------------------
        HENRY D. SHARPE, III

       /s/ Vincenzo Cannatelli         Director                 March 26, 1996
- -------------------------------------
         VINCENZO CANNATELLI

         /s/ Alfred J. Corso           Controller               March 26, 1996
- -------------------------------------   (Principal
           ALFRED J. CORSO              Accounting Officer)

              SIGNATURE                         TITLE                DATE

        /s/ Howard K. Fuguet            Director                March 26, 1996
- -------------------------------------
          HOWARD K. FUGUET

         /s/ John M. Nelson             Director                March 26, 1996
- -------------------------------------
           JOHN M. NELSON

         /s/ Russell A. Boss            Director                March 26, 1996
- -------------------------------------
           RUSSELL A. BOSS

         /s/ Enrico Albareto            Director                March 26, 1996
- -------------------------------------
           ENRICO ALBARETO

      /s/ Alberto de Benedictis         Director                March 26, 1996
- -------------------------------------
        ALBERTO DE BENEDICTIS

       /s/ Charles A. Junkunc           Vice President and      March 26, 1996
- -------------------------------------    Chief Financial
         CHARLES A. JUNKUNC              Officer (Principal
                                         Financial Officer)

DIRECTORS

  Enrico Albareto, Chief Executive Officer, Elsag Bailey, Division of Finmeccanica S.p.A.

  Russell A. Boss, Director and President & Chief Executive Officer, A. T. Cross Company

  Vincenzo Cannatelli, Managing Director and Chief Executive Officer, Elsag Bailey Process Automation N.V.

  Alberto de Benedictis, Senior Vice President, Corporate Development, Finmeccanica S.p.A.

  Howard K. Fuguet, Partner, in the law firm of Ropes & Gray

  John M. Nelson, Chairman & Chief Executive Officer, Wyman-Gordon Company

  Henry D. Sharpe, Jr., Chairman of the Board, Brown & Sharpe Manufacturing Company

  Henry D. Sharpe, III, Co-founder & Technical Director, Design Lab, Inc.

  Frank T. Curtin, President & Chief Executive Officer, Brown & Sharpe Manufacturing Company

  Paul R. Tregurtha, Chairman of the Board and Chief Executive Officer, Mormac Marine Group, Inc.

OFFICERS

  Henry D. Sharpe, Jr., Chairman of the Board

  Frank T. Curtin, President & Chief Executive Officer

  Charles A. Junkunc, Vice President & Chief Financial Officer

  Antonio Aparicio, Vice President & General Manager--Precision Measuring Instruments

  Dr. John Cooke, Vice President & General Manager--Custom Metrology

  Richard F. Paolino, Vice President & General Manager--Measuring Systems, Commercial Operations

  Richard D. Batting, Vice President & General Manager--Measuring Systems
U.S.A.

  Andrew Barclay, Vice President

  Karl J. Lenz, Vice President

  John L. Eppich, Treasurer

  James W. Hayes, III, Secretary & Corporate Counsel

  Alfred J. Corso, Controller

INVESTOR INFORMATION

  ANNUAL MEETING: The Annual Meeting of Stockholders will be held May 2, 1996 at 10:00 a.m. at the Corporate Offices.

  CORPORATE OFFICES: Precision Park, 200 Frenchtown Road, North Kingstown, RI 02852; Telephone (401) 886-2000.

  FORM 10-K REPORT: A copy of the Company's Annual Report as filed with the Securities and Exchange Commission is available upon request to the Secretary.

  STOCK LISTING: New York Stock Exchange; Symbol BNS

  TRUSTEE AND REGISTRAR FOR THE 9 1/4% CONVERTIBLE SUBORDINATED
DEBENTURES: First Trust New York, 100 Wall Street, Suite 1600, New York, NY
10015

  TRANSFER AGENT AND REGISTRAR COMMON STOCK: Bank of Boston, c/o Boston EquiServe, L.P., Mail-Stop 45-02-64, P.O. Box 644, Boston, MA 06114

                     BROWN & SHARPE MANUFACTURING COMPANY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)

                                                            FOREIGN
                         BALANCE AT CHARGED TO             CURRENCY   BALANCE AT
                         BEGINNING  COSTS AND  DEDUCTIONS TRANSLATION   END OF
YEAR ENDED               OF PERIOD   EXPENSES     (2)         (1)       PERIOD
- ----------               ---------- ---------- ---------- ----------- ----------
DECEMBER 31, 1995
Allowance for doubtful
 accounts...............   $3,103     $2,124     $2,330      $133       $3,030
DECEMBER 31, 1994
Allowance for doubtful
 accounts...............   $1,320     $2,833     $1,117      $ 67       $3,103
DECEMBER 25, 1993
Allowance for doubtful
 accounts...............   $1,452     $  264     $  358      $(38)      $1,320

- --------
(1) Adjustment resulting from translating allowance for doubtful accounts of foreign subsidiaries at year-end exchange rates.
(2) Write-offs of uncollectible accounts.

 NUMBER                              EXHIBIT INDEX
 ------                              -------------
   3.1  Joint Agreement of Merger between Brown & Sharpe Manufacturing Company, incorporated in Rhode Island, and Brown & Sharpe Manufacturing Company,
        the surviving corporation incorporated in Delaware, filed as the only
        Exhibit to Form 8-K for the month of January, 1969, and such is hereby incorporated by reference.
   3.2  Amendment to Certificate of Incorporation, dated April 27, 1979, filed as Exhibit 13 to Form 10-K for the period ending December 29, 1979, and such is hereby incorporated by reference.
   3.3  Amendment to Certificate of Incorporation, Dated April 25, 1980, filed as Exhibit 3.1 to Form 10-Q for the period ending June 28, 1980, and such is hereby incorporated by reference.
   3.4  Amendment to Certificate of Incorporation dated April 24, 1987. Exhibit
        3.7 was filed as Exhibit 10.4 to Form 10-Q for the period ended June
        27, 1987, and such is hereby incorporated by reference.
   3.5  Amendment to Certificate of Incorporation dated May 6, 1988 filed as
        Exhibit 1 to Current Report on Form 8-K filed May 9, 1988 and such is hereby incorporated by reference.
   3.6  Certificate of Designation filed as Exhibit A to Exhibit 5 of Amendment on Form 8 filed on March 6, 1989, and such is hereby incorporated by reference.
   3.7  Amendment to Certificate of Incorporation dated May 2, 1989. Exhibit
        3.7 was filed as Exhibit 3.7 to the Form 10-K for the year ended
        December 30, 1989 and such is hereby incorporated by reference.
   3.8  By-laws of Brown & Sharpe Manufacturing Company, as amended through
        July 29, 1994; previously filed as Exhibit 3.1 to the Form 10-Q for the quarter ended July 2, 1994 and such is hereby incorporated by reference.
   3.9  Amendments to By-laws of Brown & Sharpe Manufacturing Company, as of
        September 28, 1994; previously filed as Exhibit 3 to the Form 10-Q for the quarter ended October 1, 1994 and such is hereby incorporated by reference.
   4.1  Indenture dated October 1, 1980 (including form of debenture) between the Company and Morgan Guaranty Trust Company of New York as Trustee
        relating to 9 1/4% convertible subordinated debentures due December 15,
        2005, filed as Exhibit 2 to Form 8-A dated October 8, 1980 and such is hereby incorporated by reference.
        The Registrant hereby agrees to furnish to the Commission upon request copies of any long-term debt instruments not filed herewith because the securities authorized under any such instrument do not exceed ten percent of total assets of the Registrant and its Consolidated
        Subsidiaries.
 +10.1  (Intentionally omitted)
 +10.2  Amended 1973 Stock Option Plan, as amended through March 9, 1988.
        Exhibit 10.2 was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 1988, and is hereby incorporated herein by reference.
 +10.3  Amendment dated December 29, 1990 to the Brown & Sharpe Amended 1973
        Stock Option Plan. Exhibit 10.3 was filed as Exhibit 10.3 to the Form
        10-K for the year ended December 29, 1990 and such is herein incorporated by reference.
 +10.4  Amendment No. 4 of the Restated Brown & Sharpe Employee Stock Ownership
        and Profit Participation Plan and Trust Agreement, as amended through
        December 21, 1990. Exhibit 10.4 was filed as Exhibit 10.4 to the Form
        10-K for the year ended December 29, 1990; and is hereby incorporated herein by reference.
  10.5  (Intentionally omitted)
  10.6  (Intentionally omitted)
 +10.7  Deferred Stock Equivalent Unit Contract dated December 31, 1982 between
        Brown & Sharpe Manufacturing Company and Donald A. Gaudion. Exhibit 10.7
        was filed as Exhibit 10.24 to Form 10-K for the period ended December
        25, 1982, and such is hereby incorporated by reference.

 NUMBER                              EXHIBIT INDEX
 ------                              -------------
 +10.8  (Intentionally omitted)
 +10.9  The Brown & Sharpe Savings and Retirement Plan for Management Employees
        dated October 7, 1987.
  10.10 The Brown & Sharpe Savings and Retirement Plan dated October 7, 1987.
 +10.11 Amendment and Restatement of the Brown & Sharpe Employee Stock
        Ownership and Profit Participation Plan and Trust Agreement dated
        October 7, 1987.
        Exhibits 10.9 through 10.11 were filed as Exhibits 10.2 through 10.4 respectively, to Form 10-Q for the period ended September 26, 1987 and such are hereby incorporated by reference.
  10.12 Preferred Stock Rights Agreement dated as of March 9, 1988, between the
        Company and The First National Bank of Boston, as Rights Agent. Exhibit
        10.12 was filed as Exhibits 1-4 to the Registration Statement on Form
        8-A filed on April 28, 1988, and is hereby incorporated herein by reference.
  10.13 Amendment No. 1, dated as of May 2, 1988, to Preferred Stock Rights
        Agreement. Exhibit 10.13 was filed as Exhibit 5 to Amendment No. 1 on
        Form 8, filed on March 6, 1989, to the Registration Statement on Form
        8-A filed on April 28, 1988, and is hereby incorporated herein by reference.
  10.14 Amendment No. 2, dated as of February 24, 1989, to Preferred Stock
        Rights Agreement. Exhibit 10.14 was filed as Exhibit 6 to Amendment No.
        1 on Form 8, filed on March 6, 1989, to the Registration Statement on
        Form 8-A filed on April 28, 1988, and is hereby incorporated herein by reference.
 +10.15 Amendment dated February 23, 1989 to The Brown & Sharpe Savings and
        Retirement Plan for Management Employees.
 +10.16 Amendment No. 2, dated October 19, 1988, to The Brown & Sharpe Savings and Retirement Plan for Management Employees.
 +10.17 Amendment No. 3, dated February 23, 1989, to The Brown & Sharpe Savings and Retirement Plan for Management Employees.
  10.18 Amendment dated February 23, 1989 to The Brown & Sharpe Savings and
        Retirement Plan.
  10.19 Amendment No. 2, dated October 19, 1988, to The Brown & Sharpe Savings and Retirement Plan.
  10.20 Amendment No. 3, dated February 23, 1989, to The Brown & Sharpe Savings and Retirement Plan.
 +10.21 Amendment dated February 23, 1989, to the Restated Brown & Sharpe
        Employee Stock Ownership and Profit Participation Plan and Trust
        Agreement.
 +10.22 Amendment No. 2, dated October 19, 1988 to the Restated Brown & Sharpe
        Employee Stock Ownership and Profit Participation Plan and Trust
        Agreement.
 +10.23 Amendment No. 3, dated February 23, 1989 to the Restated Brown & Sharpe
        Employee Stock Ownership and Profit Participation Plan and Trust
        Agreement.
        Exhibits 10.15 through 10.23 were filed as Exhibits 10.19 through
        10.27, respectively, to the Form 10-K for the year ended December 31,
        1988, and are hereby incorporated herein by reference.
 +10.24 Amended 1989 Equity Incentive Plan as amended through February 21,
        1992. Exhibit 10.24 was filed as Exhibit 10.24 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.
 +10.25 Deferred Stock Equivalent Unit Contract dated September 3, 1987 between
        Brown & Sharpe Manufacturing Company and Paul R. Tregurtha. Exhibit
        10.25 was filed as Exhibit 10.24 to the Form 10-K for the year ended
        December 30, 1989 and such is herein incorporated by reference.
 +10.26 Form of amendment dated April 30, 1991 to Deferred Stock Equivalent
        Unit Contract dated September 3, 1987 between Brown & Sharpe
        Manufacturing Company and Paul R. Tregurtha. Exhibit 10.26 was filed as
        Exhibit 10.26 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.

 NUMBER                              EXHIBIT INDEX
 ------                              -------------
 +10.27 Deferred Stock Equivalent Unit Contract dated November 30, 1989 between
        Brown & Sharpe Manufacturing Company and Herbert A. Beyer. Exhibit
        10.27 was filed as Exhibit 10.25 to the Form 10-K for the year ended
        December 30, 1989 and such is hereby incorporated by reference.
 +10.28 Form of amendment dated April 30, 1991 to Deferred Stock Equivalent
        Unit Contract Dated November 30, 1989 between Brown & Sharpe
        Manufacturing Company and Herbert A. Beyer. Exhibit 10.28 was filed as
        Exhibit 10.28 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.
 +10.29 Amendment No. 4, dated October 20, 1989, to Brown & Sharpe Savings and
        Retirement Plan for Management Employees. Exhibit 10.29 was filed as
        Exhibit 10.26 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.
  10.30 Amendment No. 4, dated October 30, 1989, to Brown & Sharpe Savings and
        Retirement Plan. Exhibit 10.30 was filed as Exhibit 10.27 to the Form
        10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.
  10.31 Amendment No. 5, dated September 7, 1990, of the Brown & Sharpe Savings and Retirement Plan. Exhibit 10.31 was filed as Exhibit 10.30 to the
        Form 10-K for the year ended December 29, 1990 and such is hereby incorporated by reference.
 +10.32 Amendment No. 5, dated September 7, 1990, of the Brown & Sharpe Savings and Retirement Plan for Management Employees. Exhibit 10.32 was filed as Exhibit 10.31 to the Form 10-K for the year ended December 29, 1990 and such is hereby incorporated by reference.
  10.33 The acquisition agreement pertaining to the acquisition of Wild Leitz
        Messtechnik GmbH and The Marketing and Sales Assets of the IMT Division
        of LEICA plc by Brown & Sharpe Manufacturing Company, dated June 29,
        1990, was filed as Exhibit 10.1 to Form 10-Q for the period ended June
        30, 1990 and is hereby incorporated herein by reference.
 +10.34 (Intentionally omitted)
 +10.35 (Intentionally omitted)
 +10.36 Employment/severance agreement dated March 14, 1988 between Brown &
        Sharpe Manufacturing Company and Richard F. Paolino.
 +10.37 (Intentionally omitted)
        Exhibits 10.34 through 10.37 were filed as Exhibits 10.34 through
        10.37, respectively, to the Form 10-K for the year ended December 28,
        1991, and are hereby incorporated by reference.
 +10.38 The sales agreement pertaining to the sale of GageTalker Corporation to
        P. Eric Berg by Brown & Sharpe Manufacturing Company dated January,
        1992. Exhibit 10.38 was filed as Exhibit 10.38 to the Form 10-K for the year ended December 28, 1991 and is hereby incorporated by reference.
 +10.39 (Intentionally omitted)
 +10.40 Amendment No. 5 of the Restated Brown & Sharpe Employee Stock Ownership
        and Profit Participation Plan and Trust Agreement, as amended through
        March 23, 1991.
 +10.41 Employment/Severance Agreement dated April 23, 1992 between Brown &
        Sharpe Manufacturing Company and Charles A. Junkunc.
 +10.42 Amendment dated July 24, 1992 to Employment/Severance Agreement dated
        April 23, 1992 between Brown & Sharpe Manufacturing Company and Charles
        A. Junkunc.
 +10.43 Amendment dated November 11, 1992 to 1989 Equity Incentive Plan as amended through November 6, 1992.
        Exhibits 10.38 through 10.43 were filed as Exhibits 10.38 through
        10.43, respectively, to the Form 10-K for the year ended December 26,
        1992, and are hereby incorporated by reference.

 NUMBER                              EXHIBIT INDEX
 ------                              -------------
 10.44  The Share Purchase and Transfer agreement dated March 24, 1994 by and between Diehl GmbH & Co. and Brown & Sharpe Manufacturing Company was
        filed as Exhibit (c) to Form 8-K filed as of May 13, 1994, and is hereby incorporated by reference.
 10.45  The Acquisition Agreement pertaining to the acquisition of DEA dated as of June 10, 1994 between Brown & Sharpe Manufacturing Company and
        Finmeccanica S.p.A.
 10.46  The Form of Shareholders Agreement to be entered into between Brown &
        Sharpe Manufacturing Company and Finmeccanica, S.p.A.
 10.47  Amendment No. 3, dated June 16, 1994, to Rights Agreement, dated March
        9, 1988 between Brown & Sharpe Manufacturing Company and the First
        National Bank of Boston, as Rights Agent.
        Exhibits 10.45 through 10.47 were filed as Exhibits 1 through 3, respectively, to the Form 8-K filed as of June 24, 1994, and are hereby incorporated by reference.
 10.48  Definitive acquisition Agreement providing for the combination of the
        DEA metrology business of Finmeccanica (the "DEA Group") with the Brown
        & Sharpe Measuring Systems Division dated as of June 10, 1994 between
        Brown & Sharpe Manufacturing Company and Finmeccanica S.p.A., was filed as Exhibit 1 to Form 8-K dated June 24, 1994, and is hereby incorporated by reference.
 10.49  Amendment No. 1 dated July 31, 1994, to Acquisition Agreement, amending certain debt provisions of the agreement was filed as Exhibit 10.1.1 to
        Form 10-Q/A for the quarter ended July 2, 1994 and is hereby incorporated by reference.
 10.50  Letter Agreement of Henry D. Sharpe, Jr. dated September 28, 1994 entered into pursuant to the DEA Acquisition Agreement (was filed as
        Exhibit No. 3 to Report on Form 8-K as of September 28, 1994), filed
        October 13, 1994 is hereby incorporated by reference.
 10.51  Amendment No. 6, dated November 10, 1994, to Brown & Sharpe Savings and
        Retirement Plan for Management Employees.
 10.52  Amendment No. 6, dated November 10, 1994, to Brown & Sharpe Savings and
        Retirement Plan.
 10.53  Amended Profit Incentive Plan, as amended through February 14, 1994.
 10.54  Restated Supplemental Executive Retirement Plan dated January 23, 1995, filed as Exhibit 10.54 to Form 10-Q for the quarter ended March 31,
        1995, and is hereby incorporated by reference.
 10.55  Amendment to the Equity Incentive Plan as of February 15, 1995, filed as Exhibit 10.55 to Form 10-Q for the quarter ended March 31, 1995, and is hereby incorporated by reference.
 10.56  Amendment No. 1 dated May 31, 1995 to the Brown & Sharpe Savings and
        Retirement Plan for Management Employees. (1994 Restatement)
 10.57  Amendment No. 2 dated May 31, 1995 to the Brown & Sharpe Savings and
        Retirement Plan for Management Employees. (1994 Restatement)
 10.58  Amendment No. 1 dated May 31, 1995 to the Brown & Sharpe Savings and
        Retirement Plan. (1994 Restatement)
 10.59  Severance termination agreement for Fred Stuber dated May 3, 1995.
 10.60  Employment Agreement with Frank T. Curtin dated May 17, 1995.
        Exhibits 10.56 through 10.60 were filed as Exhibits 10.56 through
        10.60, respectively, to the Form 10-Q for the quarter ended June 30,
        1995, and are hereby incorporated by reference.
 10.61  Indemnity Agreement with Frank T. Curtin dated May 3, 1995.
 10.62  Indemnity Agreement with Alfred J. Corso dated May 3, 1995.
 10.63  Indemnity Agreement with Enrico Albareto dated October 28, 1994.
 10.64  Indemnity Agreement with Alberto de Benedictis dated October 28, 1994.

 NUMBER                              EXHIBIT INDEX
 ------                              -------------
  10.65 Indemnity Agreement with Vincenzo Cannatelli dated October 28, 1994.
        Exhibits 10.61 through 10.65 were filed as Exhibits 10.61 through
        10.65, respectively, to the Form 10-Q for the quarter ended September
        30, 1995, and are hereby incorporated by reference.
 *10.66 Indemnity Agreement with Robert D. Batting dated October 5, 1995.
 *10.67 Letter Agreement with Finmeccanica dated December 18, 1995 concerning
        Purchase Price Adjustment
 *10.68 The Brown & Sharpe Key Employee Long-Term Deferred Cash Incentive Plans
        dated February 23, 1996 effective January 1, 1995
 *11.   Computation of Per Share Data for the Three Years Ended December 31,
        1995.
  18.   Letter of Coopers & Lybrand, independent accountants, regarding preferability of change in accounting principles to conform worldwide use of percent-of-completion basis accounting for long-term large machinery construction contracts of the European operations, filed as
        Exhibit 18 to Form 10-Q for the quarter ended April 2, 1994, and is hereby incorporated by reference.
 *22.   Subsidiaries of the Registrant.
 *24.   Consent of Independent Auditors--Ernst & Young LLP.
 *24.   Consent of Independent Auditors--Coopers & Lybrand L.L.P.

- --------
*These current year Exhibits are located in Exhibit number sequence. +This identifies management contracts or compensatory plans.