Form 10-Q
period 1996-03-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1996-05-14
CIK 14637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


[ X ]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    -------      -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 8,216,507 Class A common shares, 521,918 Class B common shares, par value $1, outstanding as of March 31, 1996.

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
                                  (Unaudited)



                                        For the Quarter Ended March 31,
                                       ---------------------------------
                                             1996             1995
                                       ----------------  ---------------

Net sales                                      $76,231          $74,095
Cost of goods sold                              51,676           50,911
Selling, general and
 administrative expense                         21,762           22,732
Restructuring expense                                -              130
                                               -------          -------

  Operating profit                               2,793              322

Interest expense                                 2,077            1,724
Other income (expense), net                        (46)             147
                                               -------          -------
  Income (loss) before income taxes                670           (1,255)
Income tax provision                               120              200
                                               -------          -------

  Net income (loss)                            $   550          $(1,455)
                                               =======          =======

Primary and fully diluted
 income (loss) per common share                   $.06            $(.17)
                                               =======          =======

Weighted average shares outstanding
 and common stock equivalents
 during the period                           8,878,508        8,680,146
                                             =========        =========



*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                            March 31, 1996   December 31, 1995
                                            ---------------  ------------------
ASSETS                                        (Unaudited)
Current Assets:
 Cash and cash equivalents                        $  4,749            $  6,262
 Accounts receivable, net of allowances for
  doubtful accounts of $3,197 and $3,030           113,105             113,579
 Inventories                                        97,479              88,558
 Deferred income taxes                               3,322               3,322
 Prepaid expenses and other current assets           5,493               5,436
                                                  --------            --------
   Total current assets                            224,148             217,157
Property, plant and equipment:
 Land                                                6,983               7,141
 Buildings and improvements                         40,811              37,447
 Machinery and equipment                            93,215              95,482
                                                  --------            --------
                                                   141,009             140,070
   Less-accumulated depreciation                    87,777              87,183
                                                  --------            --------
                                                    53,232              52,887
Goodwill, net                                       11,208              11,529
Other assets                                        13,400              13,827
                                                  --------            --------
                                                  $301,988            $295,400
                                                  ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current
   installments of long-term debt                 $ 41,418            $ 45,229
 Accounts payable                                   51,205              44,936
 Accrued expenses and income taxes                  39,047              39,423
                                                  --------            --------
   Total current liabilities                       131,670             129,588
Long-term debt                                      61,530              56,839
Other long-term liabilities                          6,178               6,310
Deferred income taxes                                2,765               2,765
Unfunded accrued pension cost                        5,775               5,823
Termination indemnities                              8,390               8,218
Shareowners' Equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                            -                   -
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 8,240,099 shares in 1996
  and 8,195,795 shares in 1995                       8,240               8,196
  Class B, par value $1; authorized 2,000,000
  shares; issued and outstanding 521,918 shares
  in 1996 and 522,575 shares in 1995                   522                 523
 Additional paid in capital                         67,248              66,863
 Earnings employed in the business                  (7,482)             (8,032)
 Cumulative foreign currency translation
  adjustment                                        17,710              18,926
 Treasury stock:  23,592 shares in 1996 and
  in 1995 at cost                                     (270)               (270)
 Unearned compensation                                (288)               (349)
                                                  --------            --------
   Total shareowners' equity                        85,680              85,857
                                                  --------            --------
                                                  $301,988            $295,400
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
                                  (Unaudited)

                                               For the Quarter Ended March 31,
                                              ---------------------------------
                                                    1996             1995
                                              ----------------  ---------------
Cash Provided by (Used in) Operations:
Net income (loss)                                    $    550          $(1,455)
Adjustment for Noncash Items:
 Depreciation and amortization                          2,009            2,108
 Deferred income taxes                                      -             (392)
 Unfunded pension                                         111              102
 Deferred compensation                                     61               54
 Termination indemnities                                   53                -
Changes in Working Capital:
 (Increase) Decrease in accounts receivable              (758)          11,119
 Increase in inventories                              (10,463)          (4,032)
 Increase in prepaid expenses and other
  current assets                                          (43)          (2,778)
 Increase in accounts payable and accrued
  expenses                                              6,713            3,518
                                                     --------          -------
  Net Cash (Used in) Provided by Operations            (1,767)           8,244
                                                     --------          -------

Investment Transactions:
 Capital expenditures                                  (3,664)          (2,474)
 Other investing activities                               (81)            (188)
                                                     --------          -------
  Cash (Used in) Investment Transactions               (3,745)          (2,662)
                                                     --------          -------

Financing Transactions:
 Increase in short-term debt                            1,978              741
 Proceeds from issuance of long-term debt                   -              163
 Principal payments of long-term debt                    (324)          (1,104)
 Other financing activities                               428              334
                                                     --------          -------
  Cash Provided by Financing Transactions               2,082              134
                                                     --------          -------

Effect of Exchange Rate Changes on Cash                 1,917           (4,015)
                                                     --------          -------

Cash and Cash Equivalents:
 Increase (decrease) during the period                 (1,513)           1,701
 Beginning balance                                      6,262            6,676
                                                     --------          -------
 Ending balance                                      $  4,749          $ 8,377
                                                     ========          =======

Supplementary Cash Flow Information:

 Interest paid                                       $  1,877          $ 1,132
                                                     ========          =======

 Taxes paid                                          $     50          $ 1,025
                                                     ========          =======




*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             (Dollars in Thousands)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   The composition of inventory is as follows:


                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
     Parts, raw materials, and supplies          $38,957        $39,857
     Work in process                              21,345         15,906
     Finished goods                               37,177         32,795
                                                 -------        -------
                                                 $97,479        $88,558
                                                 =======        =======

3. Income taxes include provisions for federal, foreign and state income taxes and is based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first quarter of 1996 and 1995 is $120 and $200, respectively.

4. Primary and fully diluted earnings per share for the quarter ended March 31, 1996 is based upon the weighted average number of common shares outstanding and common stock equivalents. For the three month period ended March 31, 1995, earnings (loss) per share was based upon the weighted average number of common shares outstanding since inclusion of common stock equivalents would be antidilutive.

5. On April 7, 1995, the U.S. Court of Appeals for the District of Columbia Circuit rendered a decision on the second appeal by the International Association of Machinists and Aerospace Workers (the "IAM") of a supplemental decision and order of the National Labor Relations Board ("NLRB") reaffirming an April 1986 decision of the NLRB dismissing reinstated unfair labor practice charges brought against the Company by the IAM in September 1982. These charges arose out of a strike which began at the Company's Rhode Island operations in October 1981. Although the NLRB has previously upheld dismissal of the reinstated unfair labor practices charges, the Appeals Court in its latest decision has stated that the NLRB failed to articulate and apply a judicially acceptable standard to determine whether certain evidence offered and characterized by the Union as being newly discovered was material and of such a nature to justify tolling the statute of limitations so as to permit the filing of the reinstated unfair labor practice charges. The Court vacated the judgment of the NLRB favorable to the Company and has remanded the case back to the NLRB for further proceedings to determine these evidentiary issues and their effect on the application of the statute of limitations to the reinstated unfair labor practice charges. The Court has directed that should the NLRB rule against the Company on the evidentiary issues presented for consideration then it must proceed to determine the merits of the reinstated unfair labor practice charges. Management of the Company and its counsel believe the NLRB is not likely to rule that the case must go forward on its merits and that a finding of liability against the Company in this matter continues to be remote.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------


The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters ended March 31, 1996 and 1995:

                                               Mar. 31   Mar. 31
                                                 1996      1995
                                               --------  --------
Net sales                                        100.0%    100.0%
Cost of goods sold                                67.8      68.7
Selling, general and administrative expense       28.5      30.7
Restructuring charges                                -       0.2
                                                 -----     -----
Operating profit                                   3.7       0.4
Interest expense                                   2.7       2.3
Other income (expense), net                       (0.1)      0.2
                                                 -----     -----
Income (loss) before income taxes                  0.9      (1.7)
Income tax provision                               0.2       0.3
                                                 -----     -----
Net income (loss)                                  0.7      (2.0)
                                                 =====     =====

RESULTS OF OPERATIONS
(Quarter Ended March 31, 1996 compared to Quarter Ended March 31, 1995)

Orders and Backlog. Orders during the first quarter of 1996 totaled $84.9 million compared to $79.1 million for the first quarter of 1995. Foreign currency fluctuations caused a $0.5 million increase in first quarter 1996 orders compared to the first quarter of 1995. Excluding the effect of this item, orders in the first quarter of 1996 increased $5.3 million or 6.7% from the first quarter of 1995. The first quarter orders increased both in the U.S. and Europe. Backlog at March 31, 1996 increased to $70.2 million compared to $59.0 million at the end of 1995.

Net Sales. Net sales in the first quarter of 1996 were $76.2 million, compared to $74.1 million in the first quarter of 1995. Foreign currency exchange rate fluctuations caused an increase in net sales in the first quarter of 1996 of $0.4 million as compared to the first quarter of 1995. Excluding the effect of this item, first quarter 1996 net sales increased approximately $1.7 million or 2.3% from first quarter 1995 sales. Sales increased in Europe for all the divisions and decreased slightly in the United States.

Gross Profit. Gross profit margin increased to 32.2% of sales in the first quarter of 1996 from 31.3% in the first quarter of 1995. This percentage increase resulted largely from product sales mix.

Selling, General and Administrative Expense. Selling, general and administrative expense in the first quarter of 1996 was $21.8 million or 28.5% of net sales, representing a decrease from $22.7 million or 30.7% of net sales in the comparable period in 1995. The increasing foreign currency exchange rates in the first quarter of 1996 resulted in increasing translated U.S. dollar costs of about $0.2 million. The decrease of $1.1 million, including foreign currency, is a result of reductions of selling, general and administrative expenses company wide.

Operating Profit (Loss). Brown & Sharpe operating profit was $2.8 million in the first quarter of 1996 compared to an operating profit of $0.3 million in the first quarter of 1995. In the United States, operations has an operating profit of $1.7 million for the first quarter of 1996 as compared with break-even in the first quarter of 1995. Foreign operations had an operating profit of $1.1 million in the first quarter of 1996 as compared with an operating profit of $0.3 million in the first quarter of 1995.

Interest Expense. Interest expense totaled $2.1 million in the first quarter of 1996 compared to $1.7 million in the first quarter of 1995. This increase reflects a $6.4 million increase in the average balance of borrowings, primarily in the United States, along with higher average interest rates in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, Brown & Sharpe had borrowings of $29.7 million under its lines of credit compared with total availability at that date of $73.8 million under the lines of credit. The total borrowings at March 31, 1996 included an outstanding balance of $14.5 million under the Company's secured three-year revolving credit facility. The Company has successfully refinanced a $6.1 million outstanding Swiss mortgage and is continuing to negotiate the refinancing of the other $6.1 million mortgage. The Company incurred a violation of a current ratio covenant contained in one of its lending agreements and was granted a waiver for this violation.

Cash Flow. The net income of $0.5 million increased by depreciation and other non-cash items amounting to $2.2 million and offset by increases in working capital amounting to $4.5 million resulted in operations in the first quarter of 1996 using $1.8 million of cash. In the first quarter of 1995, decreased working capital of $7.8 million resulted in $8.2 million of cash being provided by operations.

In the first quarter of 1996, investment transactions used cash of $3.7 million, of which capital expenditures were $3.6 million, as compared with depreciation of $1.8 million in the first quarter of 1996. This compares to investment transactions using cash of $2.7 million in the first quarter of 1995, of which capital expenditures amounted to $2.5 million and depreciation amounted to $2.0 million.

Cash provided from financing transactions was $2.1 million in the first quarter of 1996 compared to $0.1 million used in the 1995 period.

Working Capital. Working capital was $92.5 million at the end of the first quarter of 1996 compared to $87.6 million at the end of 1995. Inventories increased to $97.5 million at March 31, 1996, an increase of $8.9 million from the end of 1995, and accounts receivable decreased $0.5 million from year end 1995. Also, total short and long term borrowing increased $0.9 million to a total of $103.0 million at March 31, 1996 as compared to $102.1 million outstanding at December 31, 1995.

Capital Expenditures. Brown & Sharpe's capital expenditures, net of disposal proceeds, were approximately $3.6 million in the first quarter of 1996 compared to $2.5 million in the first quarter of 1995. Management estimates that capital expenditures for the remainder of 1996 will amount to approximately $8 million to $10 million, which includes expenditures amounting to $2.6 million for the construction of a new facility in Telford, England to replace an existing facility for which the lease expires and is non-renewable.

For additional information on the refinancings planned by the Company and liquidity, reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Report on Form 10K for the year 1995.

PROSPECTIVE INFORMATION

This section includes certain forward-looking statements about the Company's sales, expenditures and cost savings, operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" in the Company's Report on Form 10-K for the year 1995.

                          PART II.  OTHER INFORMATION
                                    -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended March 31, 1996.

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

May 11, 1996

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

 11. Computation of Per Share Data for the thirteen week period ended March 31, 1996 and 1995.