Form 10-Q
period 1996-06-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1996-08-14
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes  __x__      No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 8,218,206 Class A common shares, 520,219 Class B common shares, par value $1, outstanding as of June 30, 1996.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS*

                      BROWN & SHARPE MANUFACTURING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)



                                           For the Quarter Ended June 30,        For the Six-Months Ended June 30,
                                           ------------------------------        ---------------------------------
                                               1996             1995                  1996              1995
                                           ----------        ----------            ----------       ----------
Net sales                                  $   89,505        $   80,868            $  165,456       $  154,859
Cost of sales                                  62,017            57,263               113,693          108,174
Selling, general and
   administrative expense                      22,685            20,358                44,447           43,090
Restructuring charges                               -               117                    --              247
                                           ----------        ----------            ----------       ----------
Operating profit                                4,803             3,130                 7,316            3,348
Interest expense                                2,476             2,224                 4,553            3,948
Other income (loss), net                          (65)              139                   169              390
                                           ----------        ----------            ----------       ----------
Income (loss) before income taxes               2,262             1,045                 2,932             (210)
Income tax provision                              408                --                   528              200
                                           ----------        ----------            ----------       ----------

Net income (loss)                          $    1,854        $    1,045            $    2,404       $     (410)
                                           ==========        ==========            ==========       ==========

Primary and fully diluted
  income (loss) per common share:

Net income (loss) per share                   $   .21          $    .12              $    .27          $  (.05)
                                              =======          ========              ========          =======


Weighted average shares
   outstanding and common
   stock equivalents
   during the period                        8,889,803         8,705,241             8,884,156        8,691,487
                                           ==========        ==========            ==========       ==========



*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                      June 30, 1996         December 31, 1995
                                                                      -------------         -----------------
ASSETS                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                                           $     4,226               $     6,262
   Accounts receivable, net of allowances for
     doubtful accounts of $3,175 and $3,030                                114,251                   113,579
   Inventories                                                              96,983                    88,558
   Deferred income taxes                                                     3,996                     3,322
   Prepaid expenses and other current assets                                 5,313                     5,436
                                                                       -----------               -----------
       Total current assets                                                224,769                   217,157
Property, plant and equipment:
   Land                                                                      6,892                     7,141
   Buildings and improvements                                               42,214                    37,447
   Machinery and equipment                                                  91,440                    95,482
                                                                       -----------               -----------
                                                                           140,546                   140,070
       Less-accumulated depreciation                                        86,946                    87,183
                                                                       -----------               -----------
                                                                            53,600                    52,887
Goodwill, net                                                               11,269                    11,529
Other assets                                                                13,014                    13,827
                                                                       -----------               -----------
                                                                       $   302,652               $   295,400
                                                                       ===========               ===========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
   Notes payable and current
       installments of long-term debt                                  $    38,539               $    45,229
   Accounts payable                                                         49,543                    44,936
   Accrued expenses and income taxes                                        38,842                    39,423
                                                                       -----------               -----------
     Total current liabilities                                             126,924                   129,588
Long-term debt                                                              67,973                    56,839
Other long-term liabilities                                                  5,749                     6,310
Deferred income taxes                                                        2,765                     2,765
Unfunded accrued pension cost                                                5,703                     5,823
Termination indemnities                                                      8,668                     8,218
Shareowners' Equity:
   Preferred stock, $1 par value;
     authorized 1,000,000 shares                                                --                        --
   Common stock:
     Class A, par value $1; authorized 15,000,000
     shares; issued 8,241,798 shares in 1996
     and 8,195,795 shares in 1995                                            8,242                     8,196
     Class B, par value $1; authorized 2,000,000 shares;
     issued and outstanding 520,219 shares in 1996
     and 522,575 shares in 1995                                                520                       523
   Additional paid in capital                                               67,248                    66,863
   Earnings employed in the business                                        (5,628)                   (8,032)
   Cumulative foreign currency translation adjustment                       14,985                    18,926
   Treasury stock:  23,592 shares in 1996 and
     in 1995 at cost                                                          (270)                     (270)
   Unearned compensation                                                      (227)                     (349)
                                                                       -----------               -----------
       Total shareowners' equity                                            84,870                    85,857
                                                                       -----------               -----------
                                                                       $   302,652               $   295,400
                                                                       ===========               ===========


*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            For the Six-Months Ended June 30,
                                                                          ------------------------------------
                                                                             1996                      1995
                                                                          ----------                ----------
Cash Provided by (Used in) Operations:
Net income (loss)                                                         $    2,404                $     (410)
Adjustment for Noncash Items:
   Depreciation and amortization                                               3,962                     4,094
   Deferred income taxes                                                          --                        --
   Unfunded pension                                                              218                       208
   Deferred compensation                                                         122                       108
   Termination indemnities                                                       159                        46
Changes in Working Capital:
   (Increase) Decrease in accounts receivable                                 (4,908)                    9,699
   Increase in inventories                                                   (11,463)                   (4,431)
   Increase in prepaid expenses and other current assets                        (486)                   (2,424)
   Increase (decrease) in accounts payable and accrued expenses                5,207                    (3,866)
                                                                          ----------                ----------
     Net Cash (Used in) Provided by Operations                                (4,785)                    3,024
                                                                          ----------                ----------

Investment Transactions:
   Capital expenditures                                                       (5,425)                   (3,933)
   Other investing activities                                                    405                       646
                                                                          ----------                ----------
     Cash (Used in) Investment Transactions                                   (5,069)                   (3,287)
                                                                          ----------                ----------

Financing Transactions:
   Increase in short-term debt                                                 4,444                     6,200
   Proceeds from issuance of long-term debt                                    2,963                        --
   Principal payments of long-term debt                                       (1,593)                   (1,222)
   Other financing activities                                                    428                       395
                                                                          ----------                ----------
     Cash Provided by Financing Transactions                                   6,242                     5,373
                                                                          ----------                ----------

Effect of Exchange Rate Changes on Cash                                        1,576                    (5,215)
                                                                          ----------                ----------

Cash and Cash Equivalents:
   Increase (decrease) during the period                                      (2,036)                     (105)
   Beginning balance                                                           6,262                     6,676
                                                                          ----------                ----------
   Ending balance                                                         $    4,226                $    6,571
                                                                          ==========                ==========

Supplementary Cash Flow Information:

   Interest paid                                                          $    4,158                $    3,811
                                                                           =========                 =========

   Taxes paid                                                             $      262                $    1,633
                                                                           =========                 =========


*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and half year period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1995.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less. Cash also includes $0.7 million of cash pledged to support bid bonds and performance bonds issued by a bank.

3.   The composition of inventory is as follows:


                                                                          June 30, 1996        Dec. 31, 1995
                                                                          -------------        -------------
         Parts, raw materials, and supplies                               $   39,988            $   39,857
         Work in process                                                      20,116                15,906
         Finished goods                                                       36,879                32,795
                                                                          ----------            ----------
                                                                          $   96,983            $   88,558
                                                                          ==========            ==========

4. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The current tax provision for the first half of 1996 and 1995 is $408 and $200, respectively.

5. Primary and fully diluted earnings per share for the quarter and half year ended June 30, 1996 is based upon the weighted average number of common shares outstanding and common stock equivalents. For the quarter and half year ended June 30, 1995, earnings (loss) per share was based upon the weighted average number of common shares outstanding since inclusion of common stock equivalents would be antidilutive.

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

                      BROWN & SHARPE MANUFACTURING COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and half years ended June 30, 1996 and 1995:

                                                        Quarters Ended June 30          Half-Years Ended June 30
                                                        ----------------------          ------------------------
                                                         1996           1995              1996           1995
                                                         -----          -----            ------          -----
Net sales                                                100.0%         100.0%            100.0%         100.0%
Cost of goods sold                                        69.3           70.8              68.7           69.8
Selling, general and administrative expense               25.3           25.2              26.9           27.8
Restructuring charges                                      -              0.1               -              0.2
                                                         -----          -----            ------          -----
Operating profit                                           5.4            3.9               4.4            2.2
Interest expense                                           2.8            2.8               2.7            2.6
Other income (expense), net                               (0.1)           0.2               0.1            0.2
                                                         -----          -----            ------          -----
Income (loss) before income taxes                          2.5            1.3               1.8           (0.2)
Income tax provision                                       0.4            -                 0.3            0.1
                                                         -----          -----            ------          -----
Net income (loss)                                          2.1%           1.3%              1.5%          (0.3)%
                                                         =====          =====            ======          =====

RESULTS OF OPERATIONS
(Quarter Ended June 30, 1996 compared to Quarter Ended June 30, 1995)

Orders and Backlog. Orders during the second quarter of 1996 totaled $91.1 million compared to $78.2 million for the second quarter of 1995. Foreign currency fluctuations caused a $2.0 million decrease in second quarter 1996 orders compared to the second quarter of 1995. Excluding the effect of this item, orders in the second quarter of 1996 increased $14.9 million or 19.1% from the second quarter of 1995. Of the $14.9 million increase, Measuring Systems Division ("MSD") experienced a $17.1 million increase, while the other divisions incurred a $2.2 million decrease. The second quarter orders increased both in the U.S. and Europe. Backlog at June 30, 1996 increased to $70.9 million compared to $70.2 million at the end of the first quarter of 1996.

Net Sales. Net sales in the second quarter of 1996 were $89.5 million, compared to $80.9 million in the second quarter of 1995. Foreign currency exchange rate fluctuations caused a decrease in net sales in the second quarter of 1996 of $3.1 million as compared to the second quarter of 1995. Excluding the effect of this item, second quarter 1996 net sales increased approximately $11.7 million or 14.5% from second quarter 1995 sales. $11.2 million of the $11.7 million increase occurred in MSD and $0.5 million of the increase came from the Precision Measuring Instruments Division ("PMI") and Custom Metrology Division ("CM"). Each of the MS Group's divisions experienced increased sales in 1996. The increase was largely due to shipments to new customers, particularly of the smaller machines manufactured in the U.S., as well as increased sales of more fully configured machines with higher unit value than the prior period.

Gross Profit. Gross profit margin increased to 30.7% of sales in the second quarter of 1996 from 29.2% in the second quarter of 1995. MSD's margins increased in 1996 but were offset by a decrease in PMI and CM margins. The MS Group's margins increased due to improved product mix, which was partially caused by increased sales of more fully configured machines with higher sales value. In addition, increased service business revenue contributed to the improved margins. Partially offsetting those increases was PMI's decreased profit margin. The PMI decrease resulted from a planned reduction of inventory levels which resulted in reduced production levels, less fixed overhead cost absorption, and lower margins in the second quarter.

Selling, General and Administrative Expense. Selling, general and administrative expense in the second quarter of 1996 was $22.7 million or 25.3% of net sales, representing an increase from $20.4 million or 25.2% of net sales in the comparable period in 1995. Exclusive of foreign currency transaction gains or losses, which amount to a $0.2 million loss in 1996 and $2.0 million gain in 1995, SG&A decreased from 27.7% of sales in 1995 to 25.1% of sales in 1996. The decrease in SG&A as a percentage of net sales was primarily attributable to the MS Group reducing travel, administrative, and advertising expenses.

Operating Profit (Loss). Brown & Sharpe operating profit was $4.8 million in the second quarter of 1996 compared to an operating profit of $3.1 million in the second quarter of 1995. In the United States, operations has an operating profit of $2.0 million for the second quarter of 1996 as compared with an operating loss of $1.1 million in the second quarter of 1995. Foreign operations had an operating profit of $2.8 million in the second quarter of 1996 as compared with an operating profit of $4.2 million in the second quarter of 1995. MSD operating profit was $4.3 million for 1996 and $1.6 million for 1995 compared with the other divisions' operating profit for 1996 of $0.5 million and $1.5 million for 1995.

Interest Expense. Interest expense totaled $2.5 million in the second quarter of 1996 compared to $2.2 million in the second quarter of 1995. This increase reflects a $8.8 million increase in the average balance of borrowings, including foreign currency fluctuations of $2.7 million, along with higher average interest rates in 1996.

Income Tax Expense. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective Income tax rates for the full year. The 1996 effective tax rate amounted to 18.0% which compared with the effective tax rate of 26.6% for the year ended December 31, 1995. The reduction in the effective tax rate in 1996 from the year ended December 31, 1995 is attributable to income earned in tax jurisdictions in which net operating loss carryforwards will be recognized in 1996.

Net Income (Loss). As a result of the preceding factors, the Company had net income of $1.8 million ($.21 per share) in the second quarter of 1996 compared to a net income of $1.1 million ($.12 per share) in the second quarter of 1995.

RESULTS OF OPERATIONS
(Half-Year Ended June 30, 1996 compared to Half-Year Ended June 30, 1995)

Orders and Backlog. Orders during the first half-year of 1996 totaled $176.0 million compared to $157.3 million for the first half-year of 1995. Foreign currency fluctuations caused a $1.7 million decrease in first half 1996 orders compared to the first half of 1995. Of the $20.4 million increase, MS Group experienced a $24.8 million increase, while the other divisions incurred a $4.4 million decrease. Backlog at June 30, 1996 increased to $70.9 million compared to $59.0 million at year-end 1995.

Net Sales. Net sales in the first half of 1996 increased 6.8% or $10.6 million over the first half of 1995, rising to $165.5 million from $154.9 million. Foreign currency exchange rate fluctuations caused a decrease in net sales of $2.1 million in the first half of 1996 as compared to the first half of 1995. Sales increased, excluding foreign currency effects, $12.7 million over the first half of 1995. The MS Group was responsible for $9.3 million of the $12.7 million increase, and $3.4 million of the increase came from the PMI and CM Divisions. Each of the MS Group's divisions experienced increased sales in the first half of 1996. The increase was largely due to shipments to new customers, particularly of the smaller machines manufactured in the U.S., as well as increased sales of more fully configured machines with higher unit value than the prior period. PMI Division sales increased due to increased volume in the United States and also price increases.

Gross Profit. Gross profit margin increased 1.1 percentage points to 31.3% in the first half of 1996 from 30.2% in the first half of 1995, over which period the MS Group margins increased while the PMI Division's margins decreased. The MS Group's margin increased due to improved product mix, in part resulting from increased sales of more fully configured machines with higher sales value. In addition, increased service business revenue contributed to the improved margin. Partially offsetting those increases was the PMI Division's decreased profit margin. The PMI Division decrease resulted from a planned reduction of inventory levels which resulted in reduced production levels and consequently less fixed overhead cost absorption and lower gross profit margins in the second quarter.

Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") as a percentage of net sales decreased to 26.9% in the first half of 1996 from 27.8% in the first half of 1995. Exclusive of foreign currency transaction gains or losses, which amounted to a $0.7 million loss in 1996 and a $2.0 million gain in 1995, SG&A decreased as a percentage of net sales from 29.1% of sales in 1995 to 26.4% of sales in 1996. The decrease in SG&A as a percentage of net sales was primarily attributable to the MS Group reducing travel, administrative, and advertising expenses.

Operating Profit. Operating profit in the first half of 1996 increased 118.5% or $4.0 million , over operating profit for the first half of 1995, rising from $3.3 million to $7.3 million. The increase in operating profit for the first half of 1996 was primarily attributable to a $4.2 million increase in operating profit at the MS Group, offset in part by a $0.2 million decrease in operating profit at the PMI and CM Divisions.

Interest Expense. Interest expense increased 17.9%, or $0.7 million, in the first half of 1996 over interest expense in the first half of 1995, rising from $3.9 million to $4.6 million. This increase reflects both a $7.1 million increase in average borrowings over the comparable period in 1995, which resulted from additional working capital requirements and financing for a new facility in Telford, England and an increase in average interest rates due to an increased level of borrowing in Italy and the United States where applicable interest rates are higher than the Company average.

Income Tax Expense. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective income tax rates for the full year. The estimated 1996 effective tax rate amounted 18.0% which compared with the effective tax rate of 26.6% for the year ended December 31, 1995. The reduction in the estimated effective tax rate in 1996 from the year ended December 31, 1995 is attributable to income earned in tax jurisdictions in which net operating loss carryforwards will be recognized in 1996.

Net Income (Loss). As a result of the preceding factors, the Company had net income of $2.4 million ($.27 per share) in the first half of 1996 compared to a net loss of $0.4 million ($.05 per share) in the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Over the last several years, the Company has funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, sales proceeds from discontinued businesses, borrowings under credit facilities and an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. At June 30, 1996, the Company's outstanding indebtedness was $106.5 million, including $74.6 million of long-term indebtedness (including current portion) and $31.9 million of short-term borrowings (including $15.1 million outstanding pursuant to the Facility, a $25.0 million renewable, secured, revolving credit facility provided by a domestic financial institution), and the Company's cash and cash equivalents were $4.2 million including restricted cash of $0.7 million. During the first half of 1996, the Company refinanced $12.2 million outstanding Swiss mortgages which now mature June, 2000 and June 2001. The Facility provides for maximum aggregate borrowings of $25 million and the foreign credit facilities provide for maximum aggregate borrowings of $47.4 million. The Facility is available for working capital and general corporate purposes and $24.4 million of foreign credit facilities are available for working capital and general corporate purposes in the countries in which the loan was originated by the local subsidiary, $17.4 million of the foreign credit facilities are available on presentment of eligible invoices for discounting and $5.6 million of the foreign credit facilities are available to support letters of credit and performance and bid bonds. Actual availability under the Facility is limited on the basis of eligible United States accounts receivable and inventory. At June 30, 1996, giving effect to such borrowing base limitations and outstanding borrowings, the Company's maximum available additional borrowings under the Facility were $6.8 million and its maximum available additional borrowings under its foreign credit facilities were $30.6 million.

The commitments under the Facility continue until September 1997 and automatically renew thereafter for one year periods, subject to the termination provisions contained in the Facility. The Facility is secured by substantially all of the Company's domestic assets and shares in some of its foreign subsidiaries and contains a number of covenants, including the obligations to maintain certain financial ratios and a prohibition on the payment of dividends. The Company's foreign credit facilities are generally due on demand and certain of such facilities are secured by certain of the Company's foreign assets. An aggregate of $25 million of term indebtedness incurred by the Company in 1994 (and guaranteed by Finmeccanica) will mature in September 1997. On March 30, 1996 and June 30, 1996, the Company breached the current ratio covenant contained in the Facility. Such breaches were waived. There can be no assurance that the Company will not breach this covenant in the future.

The Company's growth during 1995 and the first six months of 1996 has increased its working capital requirements. In order to fund such increased working capital requirements, during the first half of 1996, the Company restricted planned capital expenditures and funding for certain other projects planned to achieve cost reductions and growth. If additional sources of financing are not arranged by the Company, it is likely that the Company would need to continue such restrictions in the future.

The Company is currently negotiating to replace the Facility with a $40.0 million secured revolving credit (the "New Facility"). Based on its current discussion regarding the New Facility, the Company believes that the New Facility will be secured by substantially all of its domestic assets and shares in some of its foreign subsidiaries and that the borrowing base limitations contained therein will be less restrictive than those contained in the Facility. As of this date, a commitment letter has not been obtained. There can be no assurance that the New Facility will be obtained on terms acceptable to the Company, if at all.

Cash Flow. Net income of $2.4 million for the first half of 1996 increased by depreciation and other non-cash items amounting to $4.5 million and offset by increases in working capital amounting to $11.7 million resulted in operations in the first half of 1996 using $4.8 million of cash. In the first half of 1995, increased working capital of $1.0 million resulted in $3.0 million of cash being provided by operations.

In the first half of 1996, investment transactions used cash of $5.1 million, of which capital expenditures were $5.5 million, as compared with depreciation of $3.0 million in the first half of 1996. This compares to investment transactions using cash of $3.3 million in the first half of 1995, of which capital expenditures amounted to $3.9 million and depreciation amounted to $4.1 million.

Cash provided from financial transactions was $6.2 million in the first half of 1996 compared with $5.3 million in the first half of 1995. 1996 financial transactions consisted of a $4.4 million increase in short-term borrowings and $3.0 million of long-term debt to finance the Telford facility described below and the repayment of $1.6 million of long-term debt. 1995 financing transactions included $6.2 million of short-term borrowings offset by $1.2 million of long-term debt payments.

Working Capital. Working capital was $97.8 million at the end of the first half of 1996 compared to $87.6 million at the end of 1995. Inventories increased to $97.0 million at June 30, 1996, an increase of $8.4 million from the end of 1995, and accounts receivable increased to $0.7 million from year end 1995. Also, total short- and long-term borrowing increased $4.4 million to a total of $106.5 million at June 30, 1995 as compared to $102.1 million outstanding at December 31, 1995 primarily due to working capital requirements.

Capital Expenditures. The Company's capital expenditures, net of disposal proceeds, were approximately $5.5 million in the first half of 1996, of which $3.2 million was for the new facility in England, compared to $3.9 million in the first half of 1995. Management estimates that capital expenditures for the remainder of 1996 will amount to approximately $4.0 million, which includes expenditures amounting to $0.8 million for completion of the new facility in England which replaces an existing leased facility. Amounts spent on capital expenditures have been less than planned and may increase in the future if the Company has sufficient liquidity available.

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

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 Annual Meeting of Stockholders was held on Thursday, May 2, 1996. The stockholders voted to (1) fix the number of directors at ten and to elect nominees to the Board of Directors to serve for the ensuing term; and (2) ratify and approve the appointment by the Board of Directors of Ernst & Young L.L.P. as the Company's independent accountants for the year 1996.

The following is a summary of the results of matters submitted to security holders:

(1) The following persons were elected to serve as directors for three year terms expiring in 1999 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

     Name                                                            For                        Withheld
     ----                                                            ---                        --------
     Class A Common Stock
         John M. Nelson                                           7,295,752                      11,634
         Vincenzo Cannatelli                                      7,283,112                      14,274
         Russell A. Boss                                          7,293,722                      13,664

     Class B Common Stock
         John M. Nelson                                           4,087,868                      26,306
         Russell A. Boss                                          4,088,268                      25,906

     The following directors have terms of office which continued after the meeting: Enrico Albareto, Frank T. Curtin, Paul R. Tregurtha, Henry D. Sharpe Jr., Henry D. Sharpe, III, Howard K. Fuguet, and Alberto de Benedictis.

                                                                                                         Broker
                                                             For          Against         Abstain       Non-Votes
                                                             ---          -------         -------       ---------
(2) appointment of Ernst & Young L.L.P.
     as the Company's independent accountants            11,376,276       15,326           19,958           0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  See Exhibit Index annexed.

     B. No Form 8-K was filed during the quarter ended June 30, 1996.

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

August 13, 1996

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

11.  Computation of Per Share Data for the half years ended June 30, 1996 and
     1995.