Form 10-Q
period 1996-09-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1996-11-13
CIK 14637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

-------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (401) 886-2000
                                 --------------
              (Registrant's telephone number, including area code)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
   -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,206,407 shares of Class A common stock, 517,768 shares of Class B common stock, par value $1 per share, outstanding as of October 31, 1996.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)



                                  For the Quarter Ended Sept. 30,   For the Nine-Months Ended Sept. 30,
                                  --------------------------------  ------------------------------------
                                        1996             1995             1996               1995
                                  ----------------  --------------  -----------------  -----------------

Net sales                                 $83,791          $78,571           $249,904          $236,920
Cost of sales                              57,759           54,263            171,452           162,437
Selling, general and
 administrative expense                    22,971           21,781             68,075            68,361
Restructuring charges                           -               89                  -               336
                                          -------          -------           --------          --------
Operating profit                            3,061            2,438             10,377             5,786
Interest expense                            2,031            2,787              6,584             6,735
Other income, net                             151              569                320               959
                                          -------          -------           --------          --------
Income before income taxes                  1,181              220              4,113                10
Income tax provision (benefit)                (76)               0                452               200
                                          -------          -------           --------          --------

Net income (loss)                         $ 1,257          $   220           $  3,661          $   (190)
                                          =======          =======           ========          ========
 Primary and fully diluted
 income (loss) per common share:

Net income (loss) per share               $   .14          $   .03           $    .41          $   (.02)
                                          =======          =======           ========          ========

Weighted average shares
 outstanding and common
 stock equivalents
 during the period                      8,885,696        8,779,246          8,884,669         8,692,584


*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                         Sept. 30, 1996   December 31, 1995
                                                         ---------------  ------------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                     $  5,387            $  6,262
 Accounts receivable, net of allowances for
  doubtful accounts of $2,947 and $3,030                        122,728             113,579
 Inventories                                                     94,398              88,558
 Deferred income taxes                                            3,996               3,322
 Prepaid expenses and other current assets                        5,490               5,436
                                                               --------            --------
   Total current assets                                         231,999             217,157
Property, plant and equipment:
 Land                                                             6,916               7,141
 Buildings and improvements                                      43,251              37,447
 Machinery and equipment                                         91,717              95,482
                                                               --------            --------
                                                                141,884             140,070
   Less-accumulated depreciation                                 87,796              87,183
                                                               --------            --------
                                                                 54,088              52,887
Goodwill, net                                                    11,130              11,529
Other assets                                                     13,904              13,827
                                                               --------            --------
                                                               $311,121            $295,400
                                                               ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Notes payable and current
   installments of long-term debt                              $ 67,585            $ 45,229
 Accounts payable                                                52,125              44,936
 Accrued expenses and income taxes                               36,236              39,423
                                                               --------            --------
  Total current liabilities                                     155,946             129,588
Long-term debt                                                   40,849              56,839
Other long-term liabilities                                       6,755               6,310
Deferred income taxes                                             2,766               2,765
Unfunded accrued pension cost                                     5,805               5,823
Termination indemnities                                           8,858               8,218
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                         -                   -
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 8,243,718 shares in 1996
  and 8,195,795 shares in 1995                                    8,244               8,196
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 519,299 shares in 1996
  and 522,575 shares in 1995                                        519                 523
 Additional paid in capital                                      67,254              66,863
 Earnings(deficiency) employed in the business                   (4,371)             (8,032)
 Cumulative foreign currency translation adjustment              19,110              18,926
 Treasury stock:  42,592 shares in 1996 and
  in 1995 at cost                                                  (455)               (270)
 Unearned compensation                                             (159)               (349)
                                                               --------            --------
   Total shareowners' equity                                     90,142              85,857
                                                               --------            --------
                                                               $311,121            $295,400
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
                                  (Unaudited)

                                                                  For the Nine-Months Ended Sept. 30,
                                                                 -------------------------------------
                                                                        1996               1995
                                                                 ------------------  -----------------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income (loss)                                                         $  3,661            $  (190)
Adjustment for Noncash Items:
 Depreciation and amortization                                               5,934              7,482
 Unfunded pension                                                              327                314
 Deferred compensation                                                         189                  -
 Termination indemnities                                                       287                196
Changes in Working Capital:
 (Increase) Decrease in accounts receivable                                (11,313)             3,579
 Increase in inventories                                                    (8,817)            (4,939)
 Increase in prepaid expenses and other current assets                        (143)              (393)
 Increase (decrease) in accounts payable and accrued expenses                3,820             (9,190)
                                                                          --------            -------
  Net Cash (Used in) Provided by Operations                                 (6,055)            (3,141)
                                                                          --------            -------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                                       (7,675)            (5,372)
 Other investing activities                                                   (271)               293
                                                                          --------            -------
  Cash (Used in) Investment Transactions                                    (7,946)            (5,079)
                                                                          --------            -------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                                 7,915              7,943
 Proceeds from issuance of long-term debt                                    2,979                  -
 Principal payments of long-term debt                                       (2,855)            (3,076)
 Other financing activities                                                    250                557
                                                                          --------            -------
  Cash Provided by Financing Transactions                                    8,289              5,424
                                                                          --------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      4,837              1,131
                                                                          --------            -------

CASH AND CASH EQUIVALENTS:
 Increase (decrease) during the period                                        (875)            (1,665)
 Beginning balance                                                           6,262              6,676
                                                                          --------            -------
 Ending balance                                                           $  5,387            $ 5,011
                                                                          ========            =======

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                            $  5,339            $ 4,629
                                                                          ========            =======

 Taxes paid                                                               $    685            $ 1,703
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1995.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less. Cash also includes $1.4 million of cash pledged to support bid bonds and performance bonds issued by a bank.

3.   The composition of inventory is as follows:


                                           Sept. 30, 1996  Dec. 31, 1995
                                           --------------  -------------
     Parts, raw materials, and supplies           $39,816        $39,857
     Work in process                               16,758         15,906
     Finished goods                                37,824         32,795
                                                  -------        -------
                                                  $94,398        $88,558
                                                  =======        =======

4. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first nine-months of 1996 and 1995 is $452 and $200, respectively.

     The estimate of the 1996 effective tax rate was revised during the three month period ended September 30, 1996, reflecting a reduction in projected taxable income in certain foreign jurisdictions where tax expense was previously anticipated. As a result of the change in the estimated effective rate, net income for the three months ended September 30, 1996 increased $289 ($.03 per share).

5. Primary and fully diluted earnings per share for the quarter and nine-months ended September 30, 1996 is based upon the weighted average number of common shares outstanding and common stock equivalents. For the quarter ended September 30, 1995, earnings (loss) per share was based upon the weighted average number of common shares outstanding and common stock equivalents. For the nine-months ended September 30, 1995, earnings (loss) per share was based upon the weighted average number of common shares outstanding since inclusion of common stock equivalents would be antidilutive.

6. Labor Relations. The Company is involved in litigation stemming from an October 1981 strike by employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company's Rhode Island operations. Following the strike, the IAM filed charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unfair labor practices which precipitated the strike. On August 28, 1990, the NLRB dismissed the IAM's charges. The IAM appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. On November 29, 1991, the Court accepted the legal reasoning advanced by the NLRB and the Company in support of the NLRB's 1990 decision, but ordered the NLRB to further clarify and support its decision. The NLRB reaffirmed its original dismissal of the IAM's charges, and the IAM appealed that decision. The Court, on April 7, 1995, vacated the NLRB's earlier decision favorable to the Company and remanded the case to the NLRB for a decision on whether the charges should be dismissed or a trial on the merits should proceed. On August 16, 1996, the NLRB issued a second supplemental decision and order finding in favor of the Company and dismissed the IAM complaint. The IAM has filed a motion with the NLRB requesting a re-hearing and reconsideration of its ruling. Should the motion be denied, the IAM could once again appeal such ruling to the U.S. Court of Appeals. The Company will continue to defend this case vigorously and, management continues to believe that the possibility of an adverse decision in this matter is remote. If the case were ultimately decided against the Company, the Company could be liable for back wages, subject to mitigation for certain statutory offsets, for all union members whose strike is based on such alleged unfair labor practices.

     Environmental. The Company is involved in a lawsuit which arose out of an environmental proceeding in which the United States Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") at a waste disposal site (the "Site") in Rhode Island listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. The Company's proportionate share of the total waste contributed to the Site was minimal in volume and toxicity, and the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and for contribution protection from claims of any third parties who may have liability at the Site. A group of non-settling major PRPs at the Site brought suit in the Federal District Court in Rhode Island on January 2, 1991 against all of the settling parties, including the Company, to recover a portion of their past and anticipated future costs of performing the clean-up remedy. The Court entered a summary judgment in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRPs appealed that ruling and brought suit against the EPA seeking to have the settlements of the de minimis settling parties set aside. The Company is vigorously defending this lawsuit and believes that given the release and contribution protection obtained from the EPA in connection with settlement of its liability at the Site, the cost-recovery claim will ultimately be barred.

     On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, New York. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, New York, acquired in 1987 and merged with and into the Company in 1991, contributed hazardous waste to the site for disposal and that the Company is a PRP as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500,000, and it has expressed a willingness to settle its claim with all PRPs receiving the notice. The Company is continuing to investigate the basis for this claim and estimates that any potential loss it might incur as a result of any involvement or settlement at this site would not be material.

     Product Liability and Other Litigation Incidental to the Business. The Company is involved in a number of product liability claims and lawsuits by plaintiffs seeking monetary damages for personal injury which arose out of and were incidental to the sale of products manufactured by the Company in its discontinued metal cutting machine tool and hydraulic businesses and certain other litigation and claims incidental to the conduct of its business. The potential liability of the Company for these claims and suits is adequately covered by insurance or reserves established for such contingencies. The Company is contesting or defending these claims and suits and management believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's financial position.

7. During the third quarter of 1996, the Company recognized net income of a $0.2 million ($.02 per share) arising from the reacquisition of common stock that represents the reimbursement of expenses that resulted from the 1994 acquisition of the Roch business from Diehl as provided for in the warranty provision of the Acquisition Agreement between the Company and Diehl.

8. Subsequent Events. During October, the Company completed a public offering in which it issued 4,424,321 shares of Class A common stock which resulted in net proceeds of $48.9 million. For additional information on the public offering, reference is made to the Company's Registration Statement on Form S-1 No. 333-1075, which became effective on October 10, 1996.

     The following is a Pro Forma Balance Sheet assuming the pubic offering and application of $33.5 million of the $48.9 million of net proceeds from the offering were used to pay notes payable and a portion of current installments of long-term debt had occurred on September 30, 1996:

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $ 19,965
 Accounts receivable                                  122,728
 Inventories                                           94,398
 Other current assets                                   9,486
                                                     --------
   Total current assets                               246,577
Property, plant and equipment, net                     54,088
Other assets                                           25,034
                                                     --------
                                                     $325,699
                                                     ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Current installments of long-term debt              $ 33,944
 Accounts payable and other                            88,361
                                                     --------
  Total current liabilities                           122,305
Long-term debt and other liabilities                   65,033
SHAREOWNERS' EQUITY:
 Common stock                                          13,187
 Additional paid in capital                           111,049
 Earnings (deficiency) employed in the business        (4,371)
 Other equity items                                    18,496
                                                     --------
   Total shareowners' equity                          138,361
                                                     --------
                                                     $325,699
                                                     ========

     The following shows Pro Forma Results of Operations for the nine-months ended September 30, 1996 assuming that the public offering described above had occurred on January 1, 1996:

                                                  Pro Forma
                                             Results of Operations
                                             ---------------------

     Net Income                                       $5,922
     Net Income Per Share                              $.46

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------


The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and nine-months ended September 30, 1996 and 1995:

                                                Quarters Ended Sept. 30    Nine-Months Ended Sept. 30
                                               -------------------------  ----------------------------
                                                   1996         1995          1996           1995
                                               ------------  -----------  -------------  -------------
Net sales                                            100.0%       100.0%         100.0%         100.0%
Cost of goods sold                                    68.9         69.1           68.6           68.6
Selling, general and administrative expense           27.4         27.7           27.2           28.9
Restructuring charges                                  0.0          0.1            0.0            0.1
                                                     -----        -----          -----          -----
Operating profit                                       3.7          3.1            4.2            2.4
Interest expense                                       2.4          3.5            2.6            2.8
Other income (expense), net                            0.2          0.7            0.1            0.4
                                                     -----        -----          -----          -----
Income before income taxes                             1.5          0.3            1.7            0.0
Income tax provision (benefit)                        (0.1)         0.0            0.2            0.1
                                                     -----        -----          -----          -----
Net income (loss)                                      1.6%         0.3%           1.5%         (0.1)%
                                                     =====        =====          =====          =====

RESULTS OF OPERATIONS
(Quarter Ended September 30, 1996 compared to Quarter Ended September 30, 1995)

NET SALES. Net sales in the third quarter of 1996 increased 6.6% to $83.8 million, from $78.6 million in the third quarter of 1995. Foreign currency exchange rate fluctuations caused a decrease, on a dollar denominated basis, in net sales in the third quarter of 1996 of $1.8 million as compared to the third quarter of 1995. When translated at 1995 foreign exchange rates, third quarter 1996 net sales increased approximately $7.0 million or 9.0% from third quarter 1995 sales. The $7.0 million increase is comprised of a $7.4 million increase in Measuring Systems Division ("MS"), a $0.6 million increase in Precision Measuring Instruments Division ("PMI"), and $1.0 million decrease in the Custom Metrology Division ("CM") and other miscellaneous sales. The increase in MSD net sales was largely due to sales of the smaller machines manufactured in the U.S., as well as increased sales of more fully configured machines with higher sales prices than the prior period. The increase in PMI Division net sales was primarily due to increased unit volume in the United States that was partially offset by a decrease in volume in other markets. The decrease in CM Division net sales was due to reduced sales of special gauging machines.

GROSS PROFIT. Gross profit increased 7.0% from $24.3 million in the third quarter of 1995 to $26.0 million in the third quarter of 1996. As a percentage of net sales, gross profit margin increased to 31.1% of sales in the third quarter of 1996 from 30.9% in the third quarter of 1995. MSD's margin increased in 1996 but was offset by a decrease in PMI and CM margins. The MS Group's margin increased due to improved product mix, which was partially caused by increased sales of more fully configured machines with higher sales value. In addition, increased revenue from after-market service contributed to the improved margin at MSD. Partially offsetting those increases was PMI's decreased profit margin. The PMI decrease resulted from a planned reduction of inventory levels which resulted in reduced production levels, less fixed overhead cost absorption, and lower margin in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A") in the third quarter of 1996 was $23.0 million or 27.4% of net sales, representing an increase from $21.8 million or 27.7% of net sales in the comparable period in 1995. Exclusive of foreign currency transaction losses, which amounted to a $0.1 million loss in 1996 and $1.3 million loss in 1995, SG&A increased from 26.1% of sales in 1995 to 27.3% of sales in 1996. MSD and PMI's SG&A increased $1.2 million while CM's SG&A decreased $0.1 million compared to the third quarter of 1995. MSD's change was due, in part, to increased sales commissions, while PMI's increase was due to various increased expenses.

OPERATING PROFIT (LOSS). As a result of the foregoing, operating profit increased 29.2%, or $0.7 million, from $2.4 million in the third quarter of 1995 to $3.1 million in the third quarter of 1996.

INTEREST EXPENSE. Interest expense decreased 28.6%, or $0.8 million, from $2.8 million in the third quarter of 1995 to $2.0 million in the third quarter of 1996. The decrease reflects lower average interest rates offset by increased average borrowings of $5.5 million in the third quarter of 1996 over borrowings in the third quarter of 1995, which resulted from additional working capital requirements and financing for the CM Division's new facility in Telford, England.

INCOME TAX EXPENSE. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective income tax rates for the full year. The estimated 1996 effective tax rate amounted to 11.0% which compared with the effective tax rate of 26.6% for the year ended December 31, 1995. The reduction in the effective tax rate in 1996 from the year ended December 31, 1995 is attributable to income earned in tax jurisdictions in which net operating loss carryforwards will be recognized in 1996.

During the third quarter, the 1996 estimated annual effective tax rate has been revised from 18%, which was used for the six month period ended June 30, 1996, to 11%, reflecting a reduction in projected taxable income in certain foreign jurisdictions where tax expense was previously anticipated. The change in the estimated effective tax rate increased net income in the third quarter of 1996 by $0.3 million ($.03 per share).

NET INCOME (LOSS). As a result of the preceding factors, the Company had net income of $1.3 million ($.14 per share) in the third quarter of 1996 compared to a net income of $0.2 million ($.03 per share) in the third quarter of 1995.

RESULTS OF OPERATIONS
(Nine-Months Ended September 30, 1996 compared to Nine-Months Ended September 30, 1995)

NET SALES. Net sales in the first nine-months of 1996 increased 5.5% or $13.0 million over the first nine-months of 1995, increasing from $236.9 million in 1995 to $249.9 million in 1996. Foreign currency exchange rate fluctuations caused a decrease in net sales of $3.4 million in the first nine-months of 1996 as compared to the first nine-months of 1995. Excluding these foreign currency effects, net sales increased $16.4 million over the first nine-months of 1995. The MS Group was responsible for $13.5 million of the $16.4 million increase, and approximately $3.0 million of the increase came from the PMI Division. The increase was largely due to shipments of the smaller machines manufactured in the U.S., as well as increased sales of more fully configured machines with higher sales prices than the prior period. PMI Division sales increased due to increased unit volume in the United States and price increases worldwide.

GROSS PROFIT. Gross profit increased $4.0 million, or 5.4%, from $74.5 million in the first nine-months of 1995 to $78.5 million in the first nine-months of 1996. As a percentage of net sales, gross profit margin was 31.4% in the first nine-months of 1996 and 1995, over which period the MS Group margin and the PMI Division's margin remained approximately the same while the CM Division's margin increased slightly.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A") as a percentage of net sales decreased to 27.2% in the first nine-months of 1996 from 28.9% in the first nine-months of 1995. Exclusive of foreign currency transaction gains or losses, which amounted to a $0.8 million loss in 1996 and a $0.6 million gain in 1995, SG&A decreased as a percentage of net sales from 29.1% of sales in 1995 to 26.9% of sales in 1996. PMI's SG&A increased $0.8 million while the MS Group's SG&A decreased $1.3 million compared to the same period in 1995. PMI's increase is due, in part, to a restructuring charge. The decrease in SG&A for the MS Group as a percentage of net sales was primarily attributable to reduced advertising and administrative expenses offset in part by increased sales commissions.

OPERATING PROFIT. As a result of the foregoing, operating profit increased 79.3%, or $4.6 million, from $5.8 million for the nine months of 1995 to $10.4 million in the nine months of 1996.

INTEREST EXPENSE. Interest expense decreased $0.1 million, in the first nine-months of 1996 over interest expense in the first nine-months of 1995, decreasing from $6.7 million to $6.6 million. Average borrowings increased $6.6 million over the comparable period in 1995, which resulted from additional working capital requirements and financing for a new facility in Telford, England, and were offset by a decrease in average interest rates.

INCOME TAX EXPENSE. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective income tax rates for the full year. The estimated 1996 effective tax rate amounted to 11.0% which compared with the effective tax rate of 26.6% for the year ended December 31, 1995. The reduction in the estimated effective tax rate in 1996 from the year ended December 31, 1995 is attributable to income earned in tax jurisdictions in which net operating loss carryforwards will be recognized in 1996.

NET INCOME (LOSS). As a result of the preceding factors, the Company had net income of $3.7 million ($.41 per share) in the first nine-months of 1996 compared to a net loss of $0.2 million ($.02 per share) in the first nine-months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Over the last several years, the Company has funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, proceeds from the sale of discontinued businesses, borrowings under credit facilities and an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. At September 30, 1996 the Company's outstanding indebtedness was $108.4 million including $74.9 million of long term indebtedness (including current portion) and $33.5 million of short-term borrowings. Short term borrowings consisted of $16.6 million of borrowings pursuant to a renewable secured three-year revolving credit facility, originally entered into on June 30, 1993, (the "Facility") and $16.9 million of borrowings pursuant to foreign credit facilities. The Company's cash and cash equivalents were $5.4 million including restricted cash of $1.4 million. During the first six months of 1996, the Company refinanced $12.2 million of Swiss mortgages which now mature June 2000 and June 2001. The Facility provides for maximum aggregate borrowing of $25.0 million and is a renewable, secured, revolving credit facility which is provided by a domestic financial institution. Foreign credit facilities provide for maximum aggregate borrowings of $48.3 million.
The Facility is available for working capital and general corporate purposes and $23.0 million of foreign credit facilities are available for working capital and general corporate purposes in the countries in which the loan was originated by the local subsidiary, $19.6 million of the foreign credit facilities are available on presentment of eligible invoices for discounting and $5.7 million of the foreign credit facilities are available to support letters of credit and performance and bid bonds. Actual availability under the Facility is limited on the basis of eligible United States accounts receivable and inventory. At September 30, 1996, giving effect to such borrowing base limitations and outstanding borrowings, but prior to the public offering of common stock of the Company completed in October, 1996, the Company's maximum available additional borrowings under the Facility were $3.3 million and its maximum available additional borrowings under its foreign credit facilities were $28.4 million.

The commitments under the Facility continue until September 1997 and automatically renew thereafter for one year periods, subject to the termination provisions contained in the Facility. The Facility is secured by substantially all of the Company's domestic assets and shares in some of its foreign subsidiaries and contains a number of covenants, including the obligations to maintain certain financial ratios and a prohibition on the payment of dividends. The Company's foreign credit facilities are generally due on demand and certain of such facilities are secured by certain of the Company's foreign assets. An aggregate of $25 million of term indebtedness incurred by the Company in 1994 (and guaranteed by Finmeccanica) will mature in September 1997. On March 30, 1996, June 30, 1996, and September 30, 1996, the Company breached the current ratio covenant contained in the Facility. Such breaches were waived. There can be no assurance that the Company will not breach this covenant in the future.

The Company's growth during 1995 and the first nine months of 1996 has increased its working capital requirements. In order to fund such increased working capital requirements, during the first nine months of 1996, the Company restricted planned capital expenditures and funding for certain other projects planned to achieve cost reductions and growth.

In October 1996, the Company completed an underwritten public offering in which it sold 4,424,321 newly issued shares of Class A common stock for net proceeds amounting to $48.9 million. Immediately thereafter, the Company paid off its entire short-term borrowings and some current portion of long-term debt, other than the $25 million (guaranteed) term debt which became short term during September, 1996, amounting to $33.5 million and invested the balance of cash received from the stock offering in short-term securities, which is available for working capital and capital expenditures.

CASH FLOW. Net income of $3.7 million for the first nine months of 1996 increased by depreciation and other non-cash items amounting to $6.7 million and offset by increases in working capital amounting to $16.5 million resulted in operations in the first half of 1996 using $6.1 million of cash. In the first nine months of 1995, increased working capital of $10.9 million resulted in $3.1 million of cash being used by operations.

In the first nine months of 1996, investment transactions used cash of $7.9 million, of which capital expenditures were $7.7 million, as compared with depreciation of $4.8 million in the first nine months of 1996. This compares to investment transactions using cash of $5.1 million in the first nine months of 1995 of which capital expenditures amounted to $5.4 million and depreciation amounted to $6.7 million.

Cash provided from financial transactions was $8.3 million in the first nine months of 1996 compared with $5.4 million in the first nine months of 1995. 1996 financial transactions consisted of a $7.9 million increase in short-term borrowings and $3.0 million of long-term debt to finance the Telford facility described below and the repayment of $2.9 million of long-term debt. 1995 financing transactions included $7.9 million of short-term borrowings offset by $3.1 million of long-term debt payments.

WORKING CAPITAL. Working capital was $76.1 million at the end of the first nine months of 1996 compared to $87.6 million at the end of 1995. Inventories increased to $94.4 million at September 30, 1996, an increase of $5.8 million from the end of 1995, and accounts receivable increased to $122.7 million from year end 1995. Also, notes payable and current installments of long-term debt increased $22.4 million, which resulted from a reclassification to current status of $25.0 million of long-term debt that is payable in September 1997 and net increased borrowings of notes payable and current installments of long-term debt of $5.1 million offset by reductions in notes payable and current installments of long-term debt of $7.7 million due to foreign exchange fluctuations.

CAPITAL EXPENDITURES. The Company's capital expenditures, net of disposal proceeds, were approximately $7.7 million in the first nine months of 1996, of which $4.2 million was for the new facility in England, compared to $5.4 million in the first nine months of 1995. Management estimates that capital expenditures for the remainder of 1996 will amount to approximately $3.0 million. Amounts spent on capital expenditures have been less than planned and may increase in the future.

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

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 1.  LEGAL PROCEEDINGS
------   -----------------

On August 16, 1996, the National Labor Relations Board ("NLRB") issued a second supplemental decision and order finding in favor of the Company and dismissing unfair labor practice charges filed against the Company by the International Association of Machinists and Aerospace Workers ("IAM") relating to a strike by employees represented by the IAM at the Company's Rhode Island operations in October of 1981. The IAM has filed a request for re-hearing and reconsideration of the NLRB's decision and it has a right of appeal of the decision to the U.S. Court of Appeals should such request be denied. See footnote 6, Labor Relations to Part I Financial Statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A.     See Exhibit Index annexed.

  B.     No Form 8-K was filed during the quarter ended September 30, 1996.

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

November 13, 1996

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

10.77 Amendment dated September 12, 1996 to Richard F. Paolino's employment agreement.

11. Computation of Per Share Data for the nine-month periods ended September 30, 1996 and 1995.