Form 10-K
period 1996-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1997-03-28
CIK 14637

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996        Commission file number 1-5881

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
                                                   -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.   [X]

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately
$181,000,000 as of March 12, 1997.

There were 12,686,978 Shares of Class A Common Stock and 515,862 Shares of Class B Common Stock, each having a par value of $1.00 per share, outstanding as of March 12, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference in the following parts of the Form 10-K: (1) Definitive Proxy Statement for the April 25, 1997 Annual Meeting incorporated by reference (to the extent specified) in Part III.

                      BROWN & SHARPE MANUFACTURING COMPANY

                                     INDEX

                                                                                    Page
                                                                                  -------
      PART I
  Item 1   Business.............................................................   3 - 13
      General...................................................................        3
      Repositioning Initiatives.................................................    3 - 4
      Business Strategy.........................................................    4 - 5
      Metrology Industry........................................................    5 - 6
      MS Group..................................................................        7
      PMI Division..............................................................        7
      CM Division...............................................................    7 - 8
      Sales and Distribution....................................................        8
      Engineering and Product Development.......................................    8 - 9
      Foreign Operations........................................................        9
      Raw Materials and Sources of Supply.......................................        9
      Patents, Licenses, Trademarks, and Proprietary Information................   9 - 10
      Environmental Matters.....................................................       10
      Employees.................................................................  10 - 11
      Competition...............................................................       11
      Backlog...................................................................       11
      Significant Customers.....................................................       12
      Working Capital...........................................................       12
      Segment Information.......................................................       12
  Item 2   Properties...........................................................  12 - 13
  Item 3   Legal Proceedings....................................................  13 - 14
  Item 4   Submission of Matters to a Vote of Security Holders..................       14
  Item 4A  Executive Officers of the Registrant.................................  14 - 15

  PART II

  Item 5   Market Price of the Registrant's Common Stock and Related Security
           Holder Matters.......................................................       15
  Item 6   Selected Financial Data..............................................       16
  Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................  16 - 22
  Item 8   Financial Statements and Supplementary Data..........................  23 - 43
  Item 9   Disagreements With Accountants on Accounting and Financial
           Disclosure...........................................................       44

  PART III

  Item 10  Directors and Executive Officers of the Registrant...................       44
  Item 11  Management Remuneration and Transactions.............................       44
  Item 12  Security Ownership of Certain Beneficial Owners and Management.......       44
  Item 13  Certain Relationships and Related Transactions.......................       44

  PART IV

  Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  44 - 45
  Signatures....................................................................       46
  Directors.....................................................................       47
  Officers......................................................................       47
  Investor Information..........................................................  47 - 48
  Financial Statement Schedules.................................................       49
  Exhibit Index.................................................................  50 - 55

                                     PART I
                                     ------

  ITEM 1 - BUSINESS
  -----------------

  General
  -------

  The Company, which was founded in 1833, is a leading designer, manufacturer and marketer of metrology products worldwide under numerous internationally recognized brand names. Metrology is the science of the physical measurement of objects using various precision instruments and equipment. The Company's high precision products measure physical dimensions of, and inspect and verify conformance to specifications of, components and products and are used in manufacturing, quality control and product development operations. The Company's product line ranges from hand tools and instruments to customized computer-controlled metrology systems which integrate hardware and software and are augmented by service, training and aftermarket support. The Company markets its metrology products and services in North America, Europe, Asia, South America and the Middle East. Important end user markets for the Company's products include the automotive, aerospace, industrial machinery, electronics and computer industries, and the Company's customers include Ford Motor Co., Daimler Benz, Toyota, Chrysler, BMW, Boeing Co., Eastman Kodak Co. Inc., International Business Machines Corp., Hewlett-Packard Co., General Electric Co., Caterpillar Inc., United Technologies Corp., Motorola Inc., Phillips, Samsung and Xerox Corp.

  The Company's operations are conducted through three management units:
  Measuring Systems, Precision Measuring Instruments and Custom Metrology.

     * THE MEASURING SYSTEMS GROUP, which accounted for approximately 69% of the Company's net sales in 1996, manufactures and markets a wide range of manual and computer-controlled, high precision CMMs including "in-process" measuring systems under the Brown & Sharpe, DEA, and Leitz, brand names. The Company believes it is the worldwide market leader for CMMs as measured by net sales and installed base. The Company believes it has an installed base of over 18,000 CMMs worldwide.

     * THE PRECISION MEASURING INSTRUMENTS DIVISION, which accounted for approximately 28% of the Company's net sales in 1996, manufactures a wide range of mechanical and electronic measuring and inspection tools (including height gauges, calipers, dial indicators, micrometers and gauge blocks) which are marketed under the Brown & Sharpe, Tesa, Etalon, Interapid, Standard Gage, Select Gauge, Mauser, Mercer and Roch brand names through more than 450 distributors and catalog houses worldwide.

     * THE CUSTOM METROLOGY DIVISION designs and engineers, under the Tesa brand name, specialty products and systems that provide customized solutions for unique measurement or inspection problems primarily utilizing non-contact technology. Technologies and custom applications developed by the CM Division with customer funding have been directly applied to the design of standard products or systems distributed by the MS Group or the PMI Division.

  Repositioning Initiatives
  -------------------------

  Over the past several years, the Company has undertaken a series of divestitures, acquisitions and other strategic initiatives which have repositioned the Company from its historical origins as a machine tool manufacturer into a leader in the field of metrology. These repositioning initiatives included:

     * Divestiture of Non-Core Operations. The divestiture of non-strategic operations, including the machine tool, pump and hydraulics businesses, which enabled the Company to focus on its core metrology technologies and market distribution strengths.

     * Strategic Metrology Acquisitions. Strategic acquisitions which enabled the Company to increase greatly the breadth of its metrology product offering and the strength of its distribution system. These acquisitions included the 1994 acquisitions of DEA, Roch and certain intellectual property and assets of Metronic Ltd.

     * Rationalization and Consolidation of Operations. Lowering the Company's overhead cost structure by reducing duplicative functions and associated headcount and by consolidating and rationalizing the Company's manufacturing facilities and operations, which enabled the Company to increase productivity and efficiency.

  Business Strategy
  -----------------

  The Company is implementing its strategy based on the following elements:

     * Continue Cost Improvements. The Company intends to continue to implement measures designed to reduce its product costs through: (i) standardizing product designs worldwide; (ii) increasing the cost-effectiveness of product designs; (iii) outsourcing components and products; (iv) increasing supplier partnering; and (v) focusing on core manufacturing processes. The Company also intends to streamline its sales, marketing and general and administrative processes in an effort to reduce selling, general and administrative expenses as a percentage of sales.

     * Develop New Products and End User Markets. The Company's goal is to increase net sales by expanding penetration of served industrial end user markets and by capitalizing on high growth end user markets such as the electronics, computer and medical industries where metrology needs are growing rapidly. To expand in these high growth industries, the Company intends to focus on development of software and emerging non-contact metrology technologies through continued internal development and through strategic acquisitions and technical partnerships (such as the acquisition of certain intellectual property and assets of Metronic Ltd. and the ASI joint venture). To expand its penetration of served industrial end user markets, the Company expects to continue the introduction of new metrology systems utilizing both contact and non-contact technologies, and to develop sensors and other sophisticated products that can be imbedded in a variety of manufacturing processes. The Company plans to form technical and commercial alliances with manufacturers of process equipment to provide enhanced combined manufacturing systems utilizing the Company's sensors and other products.

     * Enhance Existing and Develop New Software. The Company intends to emphasize research and development of software systems and applications designed to meet the evolving metrology needs of its end users. To that end, the Company intends to leverage off its software development team of software and applications engineers and technicians (including engineers of ASI) in the following four areas: (i) metrology software for inspection and verification of piece-part integrity and conformance to design specifications; (ii) process control software designed to detect and correct drifts in part tolerances before the manufacturing process produces scrap or improperly configured components; (iii) enhanced management information systems that report statistical and quality information from the manufacturing process; and (iv) new software that will link the Company's CMMs and, therefore, the manufacturing process with computer-aided engineering and manufacturing systems that will provide the means for real-time feedback, analysis and, ultimately, control of manufacturing to design specifications. The Company believes that its existing library of metrology software, together with newly developed software, should enable it to respond to the growing demand in manufacturing for on-line inspection and verification. The Company also believes that its experience with CMM software and manufacturing processes are critical to the successful development of software that is linked with computer aided engineering systems.

     * Leverage Worldwide Distribution Capability. Through the acquisitions of DEA and Roch, Brown & Sharpe has expanded its product lines and strengthened its marketing and distribution capabilities in Europe, South America, the Middle East, India and China. The Company plans to continue to strengthen and expand its worldwide distribution capability, principally by continuing to rationalize its existing distribution network and by opening new demonstration centers and adding direct sales capacity and distributors where cost effective. The Company also intends to capitalize on the strength of its global distribution network by increasing the number of Company-designed and third-party sourced products sold through its distribution channels in an effort to increase gross profit without a corresponding increase in selling, general and administrative expenses.

     * Increase Aftermarket Sales and Services. The Company intends to increase its focus on higher margin aftermarket sales and services, including calibration and rebuilding of CMMs, software upgrades, and parts sales. The Company believes that the worldwide installed base of CMMs, estimated at over 60,000 (including 18,000 of the Company's CMMs), creates a significant demand for such aftermarket services.

  The Company believes that the level of customer service it provides, as measured by third-party surveys of its customers, is superior to that of its principal competitors, and expects to further strengthen its customer relationships through enhanced aftermarket support and increased partnering efforts. The Company's net sales attributable to aftermarket sales and service in 1996 were estimated to be approximately 25% of MS Group net sales for the same period.

  Metrology Industry
  ------------------

  GENERAL

  Metrology products and systems range from hand tools for simple measuring tasks to complex integrated systems of hardware and software that can measure, digitize, inspect and verify manufactured parts and components to exacting specifications. Manufacturers depend upon metrology hardware and software products to monitor consistent product conformance to their exacting specifications, thereby improving the reliability, fit and finish of their products. In addition to these quality and performance benefits, metrology products help manufacturers lower costs by reducing errors, scrap, rework and warranty expense, improving the manufacturing process, lowering throughput time, increasing capacity and reducing work-in-progress inventories. In recent years, manufacturers have accelerated the integration of quality control functions directly into the production process by incorporating the use of metrology products on the factory floor. In addition, manufacturers are demanding more precise, capable and flexible metrology systems as their products become smaller, more complex and/or must meet more stringent quality and safety standards. Their exacting product specifications often require measurement to an accuracy of less than one micron (one millionth of a meter or approximately 1/100th of the thickness of a human hair) or, in some special cases, measurement of nanometers (one billionth of a meter or the unit of measurement for the wavelength of light). Increasingly, metrology systems must incorporate a mix of traditional contact and newer non-contact technologies because of reduced part sizes and the great diversity of new materials used in manufactured products. Metrology systems are purchased by customers regardless of their need for additional production capacity because of ever-increasing quality requirements and the need to reduce product costs.

  Metrology products serve a broad range of measurement requirements. The simplest metrology products include devices such as calipers, dial gauges, micrometers, surface plates and height gauges. These are generally inexpensive hand-held tools that measure in one dimension to within an accuracy of between two (80 millionths of an inch) and 25 microns (1/100th of an inch). Fixed gauges are often more expensive devices that inspect and verify in one to three dimensions to within an accuracy of between one and 25 microns and are typically used where manufacturers need to measure a single, uniform product at a high rate of speed. Fixed gauges tend to make simple, comparative measurements of products in a manufacturing process. CMMs are more sophisticated, complex machines that use a variety of technologies to measure in three dimensions to an accuracy of between 0.5 and 100 microns. These technologies range from advanced probes that physically "contact" the product being measured to highly sophisticated non-contact vision, optical, laser and scanning probes that collect precise data without touching the product being measured. While some CMMs are manually operated, most are now controlled by software systems that not only compare the product to a manufacturer's CAD/CAM models, but also provide the manufacturer with dimensions of the product to be converted into the CAD/CAM model. CMMs are highly flexible machines that can measure different products for a manufacturer without re-tooling or other significant changes as opposed to fixed gauges that may require expensive and time-consuming retooling. The price points of metrology products range from $100 for a caliper to over $1.5 million for a sophisticated CMM such as those used to measure car and truck bodies.

  MARKETS

  Participants in the metrology industry generally compete in one or more of six broad product areas: (i) simple and relatively inexpensive tools that measure in one dimension, such as calipers, dial gauges, micrometers, surface plates and transfer gauges; (ii) digital electronic height gauges of varying accuracies and sizes; (iii) sophisticated special purpose metrology systems including fixed gauges; (iv) general purpose and application-specific CMMs;
  (v) alternative technologies such as vision tunnels or surface finish and geometry measurement; and (vi) customized metrology solutions to specific metrology problems. The Company competes in all of the foregoing product areas other than fixed gauges and most of the alternative technologies.

  Sales of simple metrology products and less sophisticated height gauges are driven by price, brand, product innovation, ease of purchase and effectiveness of distribution. Products in this category are generally hand-held or relatively small devices that permit a manufacturer to make measurements in one or occasionally two dimensions. These products are generally inexpensive, providing a cost-effective solution to simple metrology problems where the industrial customer does not need the increased capabilities of fixed gauges, CMMs or certain other sophisticated metrology systems. However, simple metrology products are generally limited in terms of accuracy, flexibility and/or their ability to collect data. Further, they are dependent upon skilled operators. The market for simple metrology products is fragmented, with many regional suppliers. End user markets for these products include most basic industries, including the automotive, construction, industrial machinery, appliance and farm equipment industries.

  Sales of fixed gauges have traditionally been driven by manufacturers' needs for one, two or three dimensional metrology on the factory floor. Products in this category, typically more expensive than simple metrology products, compete directly with CMMs regarding inspection and verification of manufactured parts. Fixed gauge systems are frequently a more expensive investment than comparable CMM systems, but for the specific purpose intended, may be less expensive over the long run. Fixed gauges can range from simple one dimensional tools to semi- and fully-automatic three dimensional factory floor systems that quickly compare production parts to "master parts." However, because these gauge systems are "fixed," they are inherently inflexible. The fixed gauge must be reworked or a new gauge designed and built every time manufacturers make dimensional changes in the part being measured. The trend of the industry is away from fixed gauges and toward flexible gauges because of the need to make costly changes to fixed gauges when the part they measure changes.

  Sales of CMMs and more sophisticated height gauges are driven by manufacturers' needs for high accuracy, flexibility, speed and information. Products in this category, while typically more expensive than simple metrology products and some fixed gauges, are generally more versatile machines that can measure, digitize, inspect and verify diverse manufactured parts. The accelerating use of more sophisticated software has played an important role in the evolution of CMMs in response to the marketplace. Improved software and linkage to CAD/CAM and network technologies enable CMMs both to compensate automatically for the position of the piece to be measured, eliminating the need for the time consuming manual positioning necessary with less advanced metrology products, such as surface plate gauges, and also to relay information to the manufacturer's CAD/CAM model to facilitate production process adjustments. Although CMM-type software can be added to on-machine gauging and a small percentage of fixed gauges, CMMs are easier to use, more flexible, and generally provide more analytical information than most products using competing technologies. Presently, CMMs are installed at sites ranging from highly controlled laboratory sites to hostile, factory floor industrial settings, and can measure objects ranging in size from a semiconductor chip to an aircraft exterior, and can provide accuracies with tolerances of 0.5 to 100 microns. CMMs can achieve this through contact or non-contact probing methods, depending upon the manufacturer's needs. The market for CMMs is dominated by five competitors, including the Company.

  Sales of customized metrology products are driven by specific needs in specific industries and, in Brown & Sharpe's case, tend to focus on emerging metrology technologies. Generally, custom metrology challenges arise where existing metrology products and systems cannot adequately address a narrow yet important manufacturing task. This product category requires research, development and innovation and often includes the development of new applications for optical, laser and scanning sensor probes.

  MS Group
  ---------

  The MS Group, the largest of Brown & Sharpe's three units, accounted for approximately 69% of Brown & Sharpe's net sales in 1996. The MS Group is headquartered in North Kingstown, Rhode Island and manufactures and markets CMMs. MS Group products sold under the Brown & Sharpe name are manufactured at the Company's North Kingstown facility, MS Group products sold under the DEA name are manufactured in Turin, Italy, and MS Group products sold under the Leitz name are manufactured in Wetzlar, Germany. The primary end user markets for the Company's CMM products include the automotive (including automotive suppliers), heavy transport, aerospace, electronics, computer, industrial machinery and medical industries.

  MS Group products range from small, manually operated CMMs to large, high speed, high precision automatic CMMs. In addition to these standard and custom-configured CMMs, Brown & Sharpe also produces and sells high-speed process control systems. The smallest machines can measure in a volume up to 16x14x12 inches and are priced at approximately $10 thousand, while the larger, high speed, high accuracy CMMs with integrated software systems can cost over $1.5 million. The MS Group also provides laser scanning and optically based measuring machinery from microscopes to vision systems.

  The Company believes that its "user-friendly" CMM application software gives it a competitive advantage in the marketplace for CMMs. These proprietary software products provide the MS Group's customers with an understandable, icon-based inspection analysis capability, graphical user interfaces and outputs, and the capability to network with manufacturing systems. The MS Group also provides its customers with special software and systems that integrate the MS Group's products with the customer's host information and communications network. In addition to sales of CMMs, the MS Group provides aftermarket sales and service, including calibration and rebuilding of CMMs, software upgrades and parts sales, for Brown & Sharpe CMMs and competing CMMs. The Company's net sales attributable to aftermarket sales and services in 1996 were estimated to be approximately 25% of MS Group net sales for the same period.

  PMI Division
  ------------

  The principal products of Brown & Sharpe's PMI Division are precision measuring tools and related instruments such as micrometers, dial indicators, calipers, electronic height gauges and gauge blocks. PMI Division products accounted for approximately 28% of Brown & Sharpe's net sales in 1996. The PMI Division's products have broader applications and lower unit list prices (with a range of $100 to approximately $13 thousand) than the prices of the MS Group's products. These tools and instruments typically measure in one or two dimensions, and are often used in comparative measuring where an unknown part or dimension is compared to a previously measured part or dimension. Some PMI Division products also include systems and application software for measuring and statistical process control. The Company believes that the primary end user markets for the products of Brown & Sharpe's PMI Division are the automotive, aerospace, metal processing and defense industries, although Brown & Sharpe's PMI Division products are used in virtually all types of industrial settings. Brown & Sharpe's PMI Division is headquartered in Renens, Switzerland, and its products are manufactured at its plants in Rolle and Renens, Switzerland; Poughkeepsie, New York; Leicester, St. Albans, and Plymouth, England; and Luneville, France. The Company also purchases components and products from third parties located in various countries.

  CM Division
  -----------

  The CM Division is an engineering division headquartered in Telford, England. The CM Division designs and engineers specialty products primarily utilizing non-contact technologies and systems to provide customized solutions for unique customer measurement or inspection problems generally with customer funding. Recent examples of CM Division products include a system for measuring the thickness and shape of the metal top of a beverage can and the depth and contour of the groove scored around the can's pop-up tab, so that the manufacturer could ensure the consistency with which the can could be opened without rupture by the end user, and an automatic multi-sensor (laser scanning, laser ranging, optical and tactile) system to measure, inspect and verify the ceramic substrates on which semiconductors are placed. The CM Division also manufactures laser interferometers, measuring sensors and factory networks, contact and optical measuring machines and fixtures aimed at specific niche markets. Prices for CM Division products range from approximately $20 thousand to $1.0 million.

  The primary end user markets for the custom-designed products of the CM Division are package and can manufacturing, oil drilling, standards laboratories, semiconductors, aerospace and defense. Sales of these products typically involve a close, highly technical relationship with the customer. This direct relationship with the customer is reinforced by strong and continuing efforts to provide superior customer service through ongoing customer training and technical support.

  The Company believes that the CM Division provides it with cost-effective access to emerging applications and technologies as the technologies and custom applications developed by the CM Division with customer funding have been directly applied to the design of standard products or systems distributed by the MS Group or the PMI Division.

  Sales and Distribution
  ----------------------

  The MS Group distributes its products primarily through a 120-person worldwide sales force directly to U.S. and European customers, and utilizes a network of independent agents and distributors to cover the Pacific Rim, South American and African markets. The typical MS Group sales process involves lengthy, technical, one-on-one discussions between the salesperson or the distributor/sales agent and customer and is often part of a competitive bid process. As an important part of its marketing and distribution strategy, Brown & Sharpe provides in-depth training to its customers at 31 support and demonstration centers located throughout the United States, Europe and Asia. The Company's direct sales force also provides the Company with important opportunities to cross-sell the products of its PMI and CM Divisions.

  In contrast to the MS Group, the PMI Division generally distributes its products through international import companies, regional distributors and catalog houses throughout the world. As of December 31, 1996, the PMI Division utilized in excess of 450 distributors located in over 60 countries to market its products. The Company believes that the PMI Division's established distribution network provides it with a competitive advantage and intends to capitalize on this network to increase sales of internally developed and third-party products.

  The CM Division primarily designs and manufactures products and services in response to specific customer inquiries. The CM Division maintains a staff of approximately 15 sales/project engineers to respond to customer inquiries, and, upon receipt of an order, to develop tailored solutions and manage projects to completion. The CM Division typically targets sales to end user markets with a small number of participants in which the Company has little or no competition. As a result, the Company believes that the CM Division benefits from comparatively lower selling expenses.

  The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major manufacturers would have a substantial effect upon the Company.

  Engineering and Product Development
  -----------------------------------

  Brown & Sharpe's commercial success is dependent upon its ability to develop products, enhancements, and applications that meet changing customer metrology needs and anticipate and respond to technological changes. Brown & Sharpe designs, develops and refines its products internally through engineering departments within its product groups and divisions. Brown & Sharpe employs approximately 445 engineers and technicians in its design engineering activities. ASI employs 50 software engineers. The development activities of ASI are devoted to the creation and development of CMM-related metrology software solutions. Together Brown & Sharpe and ASI employ 495 engineers and technicians of which 320, or approximately 65%, are directly involved with software, firmware, or applications development efforts that are core to Brown & Sharpe's strategy. When it is more cost-effective to do so, Brown & Sharpe purchases product designs or portions of product designs from engineering subcontractors or acquires rights to such designs through licensing arrangements. Brown & Sharpe also benefits from research and development efforts which are subsidized by customer funds and, in certain countries, by government research grants. Brown & Sharpe research, development and manufacturing engineering activities are conducted in the United States, Italy, France, Switzerland, Germany, the United Kingdom and Lithuania.

  Brown & Sharpe derived substantial net sales in 1996 from the sale of products that it introduced after 1993. Brown & Sharpe has introduced at least one major new product every year since 1987. The Company's current design and engineering focus is the continued integration of the DEA and Roch technologies with Brown & Sharpe's previously existing technologies, software development and non-contact metrology products. In 1996, Brown & Sharpe invested $13.9 million, or 4.0% of its net sales during that period in product design and manufacturing engineering. In 1994 and 1995, Brown & Sharpe expended $9.2 million and $15.8 million, respectively, for product design, development, refinement and manufacturing engineering. The increase from $9.2 million in 1994 to $15.8 million in 1995 was due to the inclusion of DEA for all of 1995.

  Foreign Operations
  ------------------

  Brown & Sharpe manufactures and sells substantial amounts of its metrology products in foreign countries. As of December 31, 1996, approximately 69% (based on book values) of the Company's assets, 61% of the Company's net sales (based on customer location) and 73% of its employees were located outside the United States. The Company's manufacturing operations are located in Italy, Switzerland, Germany, England and France, as well as in the United States, and Brown & Sharpe's products are sold in over 60 countries worldwide. The Company's cost of sales for products manufactured and assembled in certain foreign locations has been adversely impacted, as compared with some of its competitors, by the appreciation of the respective local currencies of such locations relative to the U.S. dollar. Nevertheless, the Company believes that the geographic diversity of its end user markets helps to mitigate the adverse effects of the cyclicality of the metrology industry, as an economic downturn in any of the Company's geographic end user markets may be offset by relatively healthy conditions in others.

  Raw Materials and Sources of Supply
  -----------------------------------

  Brown & Sharpe purchases raw materials, supplies and other components from a variety of suppliers, and considers its sources of supply to be adequate. At times, the Company depends upon various sole sources of supply for certain components used by the Company (generally of items designed by Brown & Sharpe), but has not experienced any significant difficulty in meeting delivery obligations because of its reliance on such a supplier. In addition, the Company currently purchases substantially all of its externally sourced low to medium accuracy electronic touch trigger sensor probes and heads from a publicly held United Kingdom company which is the dominant supplier of such sensor probes to CMM manufacturers. No alternative supplier for this class of electronic sensor probes, which are a key component of substantially all of the Company's lower accuracy CMMs, is currently available and developing an alternative source for the probes and heads could take more than a year.
  Brown & Sharpe continues to explore means of lowering production costs through selective outsourcing in situations where Brown & Sharpe can achieve its high quality standards via subcontractors. The Company has established a corporate function to direct its world-wide efforts to standardize product designs throughout its operations and coordinate and direct its outsourcing efforts.

  Patents, Licenses, Trademarks, and Proprietary Information
  ----------------------------------------------------------

  The Company's business is not significantly affected by or dependent upon the procurement or maintenance of patents covering the Company's products. Nevertheless, the Company pursues, where appropriate, patent protection for inventions, developments and improvements relating to its products both in the United States and abroad. In addition, the Company relies on a combination of copyrights, trade secret law and contracts to protect its proprietary information (principally related to its software and software development). Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

  Brown & Sharpe and its subsidiaries own, or have the right to use, a number of trademarks which they believe are valuable in promoting the sale of certain of their principal products. The Company and its subsidiaries have registered, or have applied to register, the trademarks owned by them in the United States and in some foreign countries. In addition, the Company uses the Leitz and Mauser brand names under royalty-free license agreements entered into in connection with the Company's acquisition of these product lines. These licenses expire in 1997 and 1999, respectively. The Company believes it will be able to negotiate satisfactory extensions of these licenses prior to their expiration and/or that the failure to renew these licenses would not have a material adverse effect on the Company.

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

  Employees
  ---------

  At December 31, 1996, Brown & Sharpe had 2,383 employees, (as compared with 2,392 at December 31, 1995), including approximately 1,748 employees located outside the United States. Brown & Sharpe considers its relations with its employees to be good, although there can be no assurance that Brown & Sharpe's cost-cutting efforts or other factors will not cause a deterioration in these relations.

  Approximately 901 of Brown & Sharpe's employees located at sites in the United States, Italy, Switzerland, England, Germany, and France are covered by collective bargaining agreements which expire at various times between December 31, 1997 and June 30, 1998. Brown & Sharpe expects that these collective bargaining agreements will be renegotiated successfully prior to their expiration. However, there can be no assurance that successor collective bargaining agreements will be successfully negotiated, that negotiations will not result in work stoppages, or that a work stoppage would not materially interfere with Brown & Sharpe's ability to produce the products manufactured at the affected location.

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

  The following table sets forth the location of Brown & Sharpe's employees as of December 31, 1996:

          COUNTRY                              EMPLOYEES (1)
          -------                              -------------
          France...........................        216
          Germany..........................        275
          Italy............................        462
          Japan............................         26
          Spain............................         18
          Switzerland......................        331
          United Kingdom...................        420
          United States....................        635
                                                 -----
          TOTAL............................      2,383
                                                 =====

---------------
  (1)     Part-time employees are included on a full-time equivalent basis.

  Competition
  -----------

  The Company's MS Group currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Group also faces indirect competition from other types of metrology firms such as manufacturers of fixed gauging systems. The primary industries to which the MS Group sells its products are characterized by a relatively small number of large participants with significant purchasing power. In addition, the MS Group generally sells its products through a competitive bid process in which at least one and frequently several of the Company's competitors have submitted competing bids. As a result, the Company experiences severe pricing competition in connection with sales by its MS Group which can have an adverse impact on the Company's net sales and margins. During periods when the metrology industry suffers from overcapacity, downward pricing pressure experienced by the MS Group is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors that have access to greater financial resources may be able to withstand such pricing pressure more effectively than the Company. The MS Group competes with Mitutoyo/MTI Corp., a subsidiary of Mitutoyo Solsakusho Co. Ltd., a Japan-based company, which is the largest supplier of metrology equipment and products worldwide. In addition to Mitutoyo, the MS Group's main competitors are Carl Zeiss, Inc., a subsidiary of Carl Zeiss-Stiftung AG, the Sheffield Measurement Division of Giddings & Lewis, Inc., and LK Tool Co. Ltd., a subsidiary of TransTech Ltd.

  The market for the PMI Division's products is fragmented and the PMI Division competes with a large number of competitors, including the market leader in this area, primarily on the basis of the strength of its third party distribution network, price and product innovation. New competitors from emerging industrialized countries with lower cost products than the Company's represent a significant competitive challenge to the Company. As a result, the PMI Division's continued success and profitability will be dependent on its ability to continue to develop cost-effective and innovative products. The primary competitors of the PMI Division are Mitutoyo, L.S. Starrett Co. and Federal Products Co. (Inc.), a subsidiary of Esterline Technologies Corporation.

  To date, the CM Division has sold its custom solutions to markets in which there is little or no effective competition in custom metrology systems. However, in certain niche markets where the Company does not generally sell, Marposs S.p.A., an Italian company, provides custom metrology products.

  Backlog
  -------

  The Company's backlog of product orders was approximately $51 million at year-end 1996, compared to approximately $59 million and $61 million at year-end 1995 and 1994, respectively.

  All of the orders included in the Company's year-end 1996 backlog were requested to be filled and completed within one year and are, subject to possible customer cancellation, expected to be completed in 1997.

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

  Working Capital
  ---------------

  A substantial amount of working capital investment in inventory and accounts receivable is required to operate the Company's businesses. Working capital was approximately $108 million at year-end 1996 compared to approximately $76 million at year-end 1995. See the discussion of working capital in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report.

  Segment Information
  -------------------
  (Dollars in thousands)

  The Company operates exclusively in the Metrology Business. See Note 1 for a further description of the Company's business. Sales to unaffiliated customers from Europe are defined as sales of products that are primarily assembled in a foreign country.

                                                1996        1995         1994
                                                ----        ----         ----
 GEOGRAPHIC AREA:
 Sales to Unaffiliated Customers From:
   United States                               $132,956    $128,482     $ 93,061
   Europe                                       211,921     199,549      116,308
                                               --------    --------     --------
                                               $344,877    $328,031     $209,369
                                               ========    ========     ========
 Transfers Between Geographic Areas:
   From United States                          $  8,066    $  3,870     $  3,144
   From Europe                                   34,630      33,713       19,288
                                               --------    --------     --------
                                               $ 42,696    $ 37,583     $ 22,432
                                               ========    ========     ========
 Operating Profit (Loss):
   United States                               $  5,237    $    492     $  1,303
   Europe                                        11,351      10,572       (7,352)
                                               --------    --------     --------
                                               $ 16,588    $ 11,064     $ (6,049)
                                               ========    ========     ========
 Identifiable Assets:
   United States                               $ 78,374    $ 77,726
   Europe                                       215,916     211,412
   Corporate                                     20,158       6,262
                                               --------    --------
                                               $314,448    $295,400
                                               ========    ========

ITEM 2 - PROPERTIES
---------------------------

The following table sets forth certain information concerning Brown & Sharpe's major operating facilities:

                                 OWNED/                                                                   APPROXIMATE
   LOCATION                      LEASED              PRINCIPAL USE                                        SQUARE FOOTAGE
   --------                      ------              -------------                                        --------------
UNITED STATES
  N. Kingstown, Rhode Island     Owned       Manufacturing, Engineering, Sales, and Administration          343,000 (1)
  Poughkeepsie, New York         Owned       Manufacturing                                                   58,000
  Wixom, Michigan                Leased      Sales and Administration                                        37,600


                                 OWNED/                                                                   APPROXIMATE
   LOCATION                      LEASED              PRINCIPAL USE                                        SQUARE FOOTAGE
   --------                      ------              -------------                                        --------------

ITALY
  Moncalieri                     Leased      Engineering, Sales, and Administration                         260,000 (2)
  Grugliasco                     Leased      Assembly                                                       105,000 (3)
  Moncalieri                     Leased      Manufacturing                                                   70,000 (3)

SWITZERLAND
  Renens                         Owned       Manufacturing, Engineering, Sales, and Administration          139,000
  Rolle                          Owned       Manufacturing                                                   51,000

GERMANY
  Wetzlar                        Owned       Manufacturing, Engineering, Sales, and Administration          280,000
  Ludwigsburg                    Leased      Sales                                                           15,000 (3)

UNITED KINGDOM
  St. Albans                     Owned       Manufacturing and Sales                                         36,000
  Telford                        Leased      Manufacturing, Engineering, Sales, and Administration           32,000
  Leicester                      Owned       Manufacturing                                                   14,000
  Swindon                        Leased      Sales                                                            5,200 (3)
  Torpoint                       Leased      Manufacturing, Sales, and Administration                         5,000 (3)

FRANCE
  Luneville                      Leased      Manufacturing, Engineering, and Sales                           77,100 (3)
  Villebon                       Leased      Sales                                                           18,000 (3)

SPAIN
  Barcelona                      Leased      Sales                                                           16,000 (3)

  (1) Excludes approximately 417,000 square feet leased to unrelated parties.
  (2) The Company expects to vacate these premises in the first quarter of 1997 in connection with the consolidation of its Grugliasco and Moncalieri operations, which will include approximately 1,700 square feet of additional leased space at Grugliasco.
  (3) The leases in Grugliasco, Moncalieri, Ludwigsburg, Swindon, Torpoint, Luneville, Villebon and Barcelona expire on December 31, 2002, December 31, 1997, September 30, 2003, September 28, 1997, August 18, 2001, March
      23, 2003, October 20, 2001, and January 4, 1998, respectively.

  In addition, Brown & Sharpe leases smaller sales offices located in the United States, Europe, and Asia. In the opinion of management, Brown & Sharpe's properties are in good condition and adequate for Brown & Sharpe's business as presently conducted.

  ITEM 3 - LEGAL PROCEEDINGS
  --------------------------

  Other Environmental Matters
  ----------------------------

  The nature of the Company's current operations are not significantly affected by environmental laws, rules and regulations. However, because the Company and its subsidiaries and predecessors have conducted heavy manufacturing operations in the past, sometimes at facilities which have been divested or sold and often in locations at which or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involve the use, generation, and management of hazardous materials, it is possible that practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in this area is developing rapidly, including in many

  European countries, and such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of, potential environmental liability related to these operations or locations that it may face in the future.

  Litigation
  ----------

  Refer to Note 8 "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

  There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1996.

  ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT
  ----------------------------------------------

  The following table summarizes information regarding Executive Officers of the Company as of March 12, 1997:


  Name                    Age  Positions Held During the Last Five Years
  ----                    ---  -----------------------------------------

  Frank T. Curtin         62   President & Chief Executive Officer and a
                               Director of the Company since May 2, 1995; from
                               1992 to May 1995, Vice President, National Center for Manufacturing Sciences, a research and development organization, Ann Arbor, MI; from 1989 to May 1995, President, Curtin & Associates, a software development company, Santa Barbara, CA and Ann Arbor, MI.

  Charles A. Junkunc       54  Vice President & Chief Financial Officer since
                               May 1, 1992; previously self-employed consultant since November 1990.

  Antonio Aparicio         46  Vice President & General Manager - Precision
                               Measuring Instruments since September 1991;
                               previously Marketing Director - Precision
                               Measuring Instruments.

  Marcus Burton            38  Vice President & General Manager - Custom
                               Metrology Division since January 1997; previously
                               Director of Strategic Planning - Brown & Sharpe
                               Manufacturing Co. since July 1995; Managing
                               Director - Thomas Mercer Ltd. (a subsidiary) since June 1992; Special Projects Manager -
                               Thomas Mercer Ltd. since October 1990.


  Robert D. Batting        55  Vice President & General Manager - Measuring
                               Systems U.S.A. since October 1995; previously
                               President, Clearing-Niagra Inc. since October
                               1993; Business Consultant - self-employed since
                               September 1991; Group Vice President, Textron
                               Inc. prior to September 1991.

  Sergio Cappa             49  Vice President & General Manager - DEA-Brown &
                               Sharpe - S.p.A. since January 1997; previously
                               Managing Director, DEA, since May 1995. From
                               1992, Mr. Cappa was a general manager with the Hurth Group, and from 1989 to 1992, he was a general manager with the SIV Group, both German industrial companies.

  John Cooke               60  Vice President & Chief Technical Officer since
                               January 1997; previously Vice President & General
                               Manager - Custom Metrology since 1992.

  Edward J. LaGraize       53  Vice President & General Manager - Commercial
                               Operations, Measuring Systems since August 1996;
                               previously President of Linotype-Hell, Co., the U.S. subsidiary of Linotype-Hell AG, a manufacturer of systems for the commercial printing industry, since April 1994. From June
                               1991, he served as executive Vice President of Gerber Scientific Inc., a manufacturer of computer-aided design and manufacturing systems.

  Karl J. Lenz             51  Vice President since September 1991; General
                               Manager - Leitz-Brown & Sharpe Messtechnik GmbH since June 1990; previously General Manager -
                               Messtechnik Division of Leica
                               Industrieverwaltung.

  James W. Cooper          51  Vice President - Procurement since August 1996;
                               previously Vice President - Purchasing of Delco
                               Remy America, an automotive supplier, since March
                               1995. From 1981 to March 1995, Mr. Cooper was
                               Vice President - Materials Management of Simpson
                               Industries, an automotive supplier.

  Christopher J. Garcia    40  Vice President - Marketing since November 1996;
                               previously Vice President - Business Development since January 1991; Vice President - Research and
                               Development Valisys Corporation since June 1994;
                               previously Vice President - Marketing Valisys
                               Corporation since June 1990.

  Alfred J. Corso          60  Controller and Principal Accounting Officer since
                               June 1, 1995; previously Partner with Ernst &
                               Young LLP.

  To the best of the knowledge of the Registrant, none of the Executive Officers has any family relationships with any of the others. Each Executive Officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.


                                    PART II
                                    -------

  ITEM 5 - MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
  ---------------------------------------------------------------------------
           HOLDER MATTERS
           --------------

  The Class A Common Stock is listed on the New York Stock Exchange with a symbol "BNS". At March 12, 1997, the Company had approximately 1,154 shareowners of record of its Class A Common Stock and 916 shareowners of record of its Class B Common Stock. The quarterly high and low closing prices of the Class A Common Stock on the New York Stock Exchange were a high of $15.63 and a low of $12.25 in 1997 through March 12 and were reported during fiscal 1996 and 1995 as presented below. The Class B Common Stock is not itself traded and is subject to restrictions to transfer. However, the Class B Common Stock is convertible at all times into Class A Common Stock on a share-for-share basis. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for shares of Class B Stock to a broker, properly endorsed and the broker may then present the certificate to the Company's Transfer Agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Common Stock so sold.

      Fiscal Year      High    Low
      -----------      ------  ------

      1996
       4th Quarter    $15.38  $11.50
       3rd Quarter     13.63    9.25
       2nd Quarter     10.38    9.50
       1st Quarter     10.13    8.63

      1995
       4th Quarter    $11.88  $ 9.25
       3rd Quarter     10.63    6.38
       2nd Quarter      7.25    6.25
       1st Quarter      7.50    5.63

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

 (dollars in thousands, except per share data,
     number of shareowners, and employees)         1996       1995      1994       1993       1992

  CONTINUING OPERATIONS FOR THE YEAR:
  Net sales                                      $344,877   $328,031  $209,369   $159,518   $162,524
  Operating profit (loss)                        $ 16,588   $ 11,064  $ (6,049)  $    604   $ (8,532)
   Percent                                            4.8%       3.4%     (2.9)%      0.4%      (5.2)%
  Net income (loss)                              $  7,805   $  1,926  $(14,335)  $ (2,416)  $ (7,984)
  Average shares outstanding and
   common stock equivalents (thousands)             9,670      8,773     6,057      4,969      4,899
  Per common share:
   Primary                                       $   0.81   $   0.22  $  (2.37)  $  (0.49)  $  (1.63)
   Fully Diluted                                 $   0.78   $   0.22  $  (2.37)  $  (0.49)  $  (1.63)

  AT YEAR-END:
  Backlog                                        $ 51,000   $ 59,000  $ 61,000   $ 26,000   $ 30,000
  Assets                                         $314,448   $295,400  $272,274   $165,871   $166,086
  Current ratio                                    1.93:1     1.59:1    1.95:1     1.73:1     1.81:1
  Long-term debt                                 $ 36,725   $ 56,839  $ 70,215   $ 32,696   $ 34,626
  Total notes payable and long-term debt         $ 69,206   $102,068  $ 92,613   $ 64,500   $ 60,700
  Equity                                         $140,400   $ 85,857  $ 78,925   $ 63,520   $ 66,674
   Per share                                     $  10.63   $   9.85  $   9.12   $  12.78   $  13.43
  Debt ratio                                         .330       .543      .540       .504       .477
  Shareowners of record                             2,104      4,400     4,100      4,900      5,400
  Employees                                         2,383      2,373     2,370      1,543      1,768

  (1) In 1995, the Company changed its accounting period from a fiscal year ending on the last Saturday in December to a calendar year ending on the last day in December. All periods presented above contain 52 weeks, except 1993, which contains 53 weeks. See Note 1 to Consolidated Financial Statements for more information.

  (2) The consolidated financial data for the periods from 1996 to 1994 include the results of operations and year-end data of DEA and Roch acquisitions discussed in Note 2 to Consolidated Financial Statements.

  (3) Net income for 1995 includes a $640 adjustment relating to a revaluation of a 1994 foreign denominated liability recorded at an incorrect foreign exchange rate. See Note 1 to Consolidated Financial Statements for further information.

  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

  OVERVIEW

     During 1995 and 1994, the Company undertook a number of divestitures and acquisitions in its continuing effort to reposition itself from its historical origins as a machine tool manufacturer to a leader in the field of metrology. These initiatives included the acquisition in March 1994 of Roch, the acquisition in September 1994 of DEA, the acquisition in December 1994 of certain intellectual property and other assets of Metronic Ltd. and the consolidation in 1994 and 1995 of the operations of DEA and Roch with the MS Group and the PMI Division, respectively.

     Subsequent to the repositioning initiatives described above, the Company commenced the realignment of its structure and culture towards a more focused and integrated metrology business, with an emphasis on cost reduction and profitability. Since recruiting its current President and Chief Executive Officer in May 1995, the Company has recorded positive net income in each of its fiscal quarters. The Company's ongoing operating strategy is intended to further reduce product costs and, as part of this strategy, the Company intends to standardize product designs worldwide, undertake more cost-effective product designs, outsource components and products, increase supplier partnering and focus on core manufacturing processes. The Company also intends to streamline its sales, marketing and general and administrative processes in an effort to further reduce selling, general and administrative expenses as a percentage of net sales.

     The Company currently operates entirely in the metrology industry through three management units: the MS Group, which manufactures and markets manual and computer-controlled, high precision CMMs and accounted for approximately 69% of the Company's net sales in 1996; the PMI Division, which manufactures mechanical and electronic measuring and inspection tools and accounted for approximately 28% of the Company's net sales in 1996; and the CM Division, which designs and engineers specialty metrology products and systems primarily utilizing non-contact technologies and accounted for less than 3% of the Company's net sales in 1996. MS Group net sales include revenue from aftermarket sales and service for CMMs which the Company estimates, during 1996, comprised approximately 25% of total MS Group net sales. Approximately 61% of the Company's net sales in 1996 were located outside the United States (based on customer location).

  FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties, including those set forth in "Risk Factors," and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

     Set forth below are certain results of operations of the Company, calculated as a percentage of net sales:

RESULTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                 1996    1995    1994
                                                -----   -----   -----
Net sales.....................................  100.0%  100.0%  100.0%
Cost of goods sold............................   65.1    64.3    65.5
                                                -----   -----   -----
 Gross profit margin..........................   34.9    35.7    34.5
Research and development......................    3.1     3.3     2.7
Selling, general, and administrative expense..   26.9    28.9    32.7
Restructuring charges.........................      -     0.1     2.0
                                                -----   -----   -----
 Operating profit (loss)......................    4.9     3.4    (2.9)
Interest expense..............................    2.4     2.8     3.1
Other income, net.............................    0.1     0.2     0.3
                                                -----   -----   -----
 Income (Loss) before income taxes............    2.6     0.8    (5.7)
Income tax provision..........................    0.3     0.2     1.1
                                                -----   -----   -----
 Net income (loss)............................    2.3%    0.6%  (6.8)%
                                                =====   =====   =====

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales increased 5.2%, or $16.9 million, to $344.9 million in 1996 from $328.0 million in 1995. Foreign currency exchange rate fluctuations caused a decrease in net sales of $4.9 million during 1996 as compared to an increase of $12.1 million in 1995. Excluding these foreign currency effects, net sales for 1996 increased 6.6%, or $21.8 million, over 1995. The MS Group was responsible for approximately $19.8 million of the $21.8 million increase and the PMI and CM Divisions were responsible for the remaining $2.0 million of the increase. The increase in MS Group net sales was due to increased sales of more fully configured CMMs with higher sales price along with an increase in unit volumes of lower priced CMMs. New products and service revenue also contributed to the increase. The increase in PMI Division net sales was attributable to the U.S. catalog and distribution business.

     Gross Profit. Gross profit increased 2.7%, or $3.2 million, to $120.3 million in 1996 from $117.1 million in 1995. The improvement in gross profit for the MS Group was due to increased sales volume and product mix. The PMI Division had lower gross profit margins due to less absorption of fixed costs as they reduced inventory and production requirements and some start up costs for new products. The CM Division had lower gross margins due to volume variances. As a percentage of net sales, gross profit decreased to 34.9% from 35.7% due to a decrease in the PMI and CM Divisions' gross profit margins of 4.5% and 4.1%, respectively, and offset by a slight increase in the MS Group's gross profit margin of 0.9%. The MS Group's gross profit margin increased slightly, primarily as a result of increased unit volumes of more fully configured higher price CMMs offset only partially by increased unit volumes of lower priced CMMs.

     Research and Development Expense. Research and development expense was $10.8 million in 1996 and 1995, respectively.

     Selling, General and Administrative Expense. SG&A decreased 2.1%, or $2.0 million, to $92.9 million in 1996 from $94.9 million in 1995, and decreased as a percentage of net sales to 27.0% from 28.9%. Exclusive of foreign currency transaction gains or losses, which amounted to a $1.8 million loss in 1996 and a $0.6 million gain in 1995, and agent commissions of $8.3 million and $7.7 million in 1996 and 1995, respectively, SG&A decreased as a percentage of net sales to 24.0% from 26.8%. The decrease in SG&A was primarily attributable to reductions in duplicative distribution, management and administrative functions in the MS Group and PMI Division.

     Interest Expense. Interest expense decreased 8.8%, or $0.8 million, to $8.3 million in 1996 from $9.1 million in 1995. A decrease in average borrowings to $96.2 million in 1996 from approximately $100.0 million in 1995 resulted in decreased interest expense in 1996. The decrease in average outstanding borrowing balances occurred after the equity offering, which was completed in October of 1996.

     Income Tax Expense. Income taxes were provided at a rate of 11% in 1996 compared with a rate of 26.5% in 1995. This decrease in the effective tax rate is primarily due to the $4.7 million reduction of a previously recorded deferred income tax valuation allowance. For further information concerning the provision for income taxes, as well as information regarding differences between the effective tax rates and statutory rates, see Note 4 of the Notes to the Consolidated Financial Statements. It is expected that the 1997 effective tax rate will exceed 11%.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales. Net sales increased 56.7%, or $118.6 million, to $328.0 million in 1995 from $209.4 million in 1994. Foreign currency exchange rate fluctuations caused an increase in net sales of $12.1 million during 1995 as compared to an increase of $3.3 million in 1994. Excluding these foreign currency effects, net sales for 1995 increased $106.5 million over 1994. The MS Group was responsible for approximately $95.4 million of the $106.5 million increase and the PMI and CM Divisions were responsible for the remaining $11.1 million of the increase. The increase in MS Group net sales was primarily attributable to the DEA acquisition ($69.5 million of the increase) and an increase in unit volumes of lower priced CMMs. The increase in PMI Division net sales was attributable to the Roch acquisition and the introduction of new products and new customers.

     Gross Profit. Gross profit increased 62.0%, or $44.8 million, to $117.1 million in 1995 from $72.3 million in 1994. This increase was primarily a result of the full-year sales effect during 1995 of the acquisitions of DEA and Roch and their continued integration into the operations of the MS Group and the PMI Division, respectively, as well as an improvement in the gross profit margin of the PMI Division. The improvement in gross profit included the effect of an inventory writedown of $3.7 million in 1994 primarily due to the discontinuance of certain product lines as a result of the consolidation of DEA and Roch as compared to a positive net inventory adjustment in 1995 of $0.3 million. As a percentage of net sales, gross profit increased from 34.5% to 35.7% due to an increase in the PMI Division's gross profit margin, offset partially by a slight decrease in the MS Group's gross profit margin. Increased gross profit margin at the PMI Division resulted from better product mix and the impact of improved absorption of fixed costs as a result of increased PMI Division sales and production volume. The MS Group's gross profit margin decreased slightly, primarily as a result of increased unit volumes of lower priced CMMs offset partially by increased unit volumes of more fully configured CMMs.

     Research and Development Expense. Research and development expense increased to $10.8 million from $5.7 million due to the inclusion of DEA for the whole year rather than the last quarter of 1994.

     Selling, General and Administrative Expense. SG&A increased 38.5%, or $26.4 million, to $94.9 million in 1995 from $68.5 million in 1994, and decreased as a percentage of net sales to 28.9% from 32.7%. Exclusive of foreign currency transaction gains or losses, which amounted to a $0.6 million gain in 1995 and a $1.1 million gain in 1994, SG&A decreased as a percentage of net sales to 29.1% from 33.2%. The decrease in SG&A as a percentage of net sales was primarily attributable to consolidation savings that were planned and achieved as a result of the consolidation of DEA sales and distribution operations with those of the MS Group and the consolidation of Roch with the PMI Division. Foreign currency transaction gains in 1995 include a gain of $0.9 million due to a revaluation of a 1994 foreign denominated liability that was incorrectly recorded at a historical, rather than current, foreign exchange rate in the Company's previously issued consolidated financial statements.

     Restructuring Charges. Restructuring charges amounted to $0.3 million in 1995 and $4.2 million in 1994. Restructuring charges in 1994 were due principally to employee severance costs incurred in connection with sales office closings associated with integrating Brown & Sharpe's existing operations with those of DEA ($2.4 million) and severance costs ($1.8 million) in connection with the consolidation of Roch and a restructuring at TESA-Brown & Sharpe S.A. ("TESA").

     Interest Expense. Interest expense increased 37.9%, or $2.5 million, to $9.1 million in 1995 from $6.6 million in 1994. An increase in average borrowings to approximately $100.0 million in 1995 from approximately $81.0 million in 1994 resulted in increased interest expense in 1995. The increase in average outstanding balances occurred after the DEA acquisition in September 1994 as a result of additional working capital requirements arising from increased sales and the payment of costs associated with restructuring and achieving the acquisition consolidation savings.

     Income Tax Expense. Income taxes were provided at a rate of 26.5% in 1995. This compared with a tax provision that was applied to a pretax accounting loss in 1994. This difference in the effective tax rate was attributable to income earned in certain jurisdictions during 1995 offset by net operating losses and other tax deductions for which no previous tax benefit was provided. The 1994 effective tax rate resulted from taxes in jurisdictions which have historically been profitable, losses in jurisdictions that could not receive tax benefits and adjustments to prior tax provisions. For further information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see
  Note 4 of the Notes to the Consolidated Financial Statements.

  LIQUIDITY AND CAPITAL RESOURCES

     Over the last several years, prior to the 1996 equity offering, the Company has funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, sales proceeds from discontinued businesses, borrowings under short-term credit facilities, an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. In October 1996 a $48 million public equity offering of 4.4 million new shares of common stock was completed. At December 31, 1996, the Company's outstanding indebtedness was $69.2 million, including $68.5 million of long-term indebtedness (including current portion) and $0.7 million of short-term borrowings, and the Company's cash and cash equivalents were $20.2 million. During 1996, the Company refinanced $10.5 million of outstanding Swiss mortgages. The Company has a domestic secured revolving credit facility ("the Facility") which provides for maximum aggregate borrowings of $25.0 million and foreign credit facilities which provide for maximum aggregate borrowings of $48.3 million. The Facility is available for working capital and general corporate purposes. Of the foreign credit facilities, $22.7 million is available for working capital and general corporate purposes to the Company's foreign subsidiary in the country where borrowed, $16.2 million is available on presentment of certain local and export related eligible invoices and $9.4 million is available to support letters of credit and performance and bid bonds. Actual availability under the Facility is limited on the basis of eligible United States accounts receivable and inventory. At December 31, 1996, giving effect to such borrowing base limitations and outstanding borrowings, the Company had no outstanding borrowings under the Facility, and the Company's maximum available additional borrowings under the Facility were $20.1 million and its maximum available additional borrowings and letters of credit under its foreign credit facilities were $44.1 million.

     The commitments under the Facility continue until September 1997 and automatically renew thereafter for one year periods, subject to the termination provisions contained in the Facility. The Facility is secured by substantially all of the Company's domestic assets and 65% of the shares of certain foreign subsidiaries and contains a number of covenants, including the obligation to maintain certain financial ratios and a prohibition on the payment of dividends. The Company's foreign credit facilities are generally due on demand and certain of such facilities are secured by certain of the Company's foreign assets. On March 31, 1996 and June 30, 1996, the Company breached the current ratio covenant contained in the Facility. Such breaches were waived. Since the $48 million public equity offering discussed above, the Company has paid all outstanding balances under the Facility and has cash balances amounting to $20.2 million. Therefore, loan covenant violations occurring in the ensuing year are unlikely.

     At December 31, 1996, the annual maturities of the Company's long-term debt were $31.8 million, $4.7 million, $9.8 million, $4.7 million and $6.3 million for 1997, 1998, 1999, 2000 and 2001, respectively.

     Management believes that, the public equity offering and the additional borrowing capacity it allows along with the available existing short- and long-term borrowings, cash on hand and future cash flow from operations will be sufficient to meet foreseeable cash requirements of the Company for the next three to four years. Significant acquisitions or strategic partnerings could, however, increase the Company's capital requirements, and in such event the Company might seek to raise additional debt or equity.

     Cash Flow. Net cash provided by operations in 1996 was $7.8 million, as compared to net cash used in operations of $0.1 million in 1995. For the year ended December 31, 1996, net income of $7.8 million increased by depreciation and other non-cash items of $12.3 million was offset by increases in working capital of $12.3 million. For the year ended December 31, 1995, net income of $1.9 million, decreased by an increase in working capital of $15.3 million, was offset by depreciation and other non-cash items of $13.3 million.

     Net cash used in investment transactions in 1996 was $13.1 million as compared to net cash used in investment transactions during 1995 of $10.4 million. During 1996, investment transactions included capital expenditures of $11.6 million. During 1995, investment transactions included capital expenditures of $12.1 million.

     Cash provided by financing transactions was $16.1 million during 1996 compared with $6.9 million for the same period in 1995. Financing transactions during 1996 consisted of $48 million of funds arising from the equity offering described above, a $33.1 million decrease in short-term borrowings, a $3.8 million increase of long-term debt to finance the new CM facility in Telford, England and the repayment of $5.1 million of long-term debt. Financing transactions during 1995 included $10.9 million of short-term borrowings offset by $3.4 million of long-term debt payments.

     Working Capital. Working capital was $108.0 million at December 31, 1996 compared to $76.2 million at December 31, 1995. Inventories increased to $77.6 million at December 31, 1996, an increase of $0.5 million from the end of 1995, and accounts receivable increased $5.1 million from December 31, 1995. In addition, total short- and long-term borrowing decreased $32.9 million to a total of $69.2 million at December 31, 1996 as compared to $102.1 million at December 31, 1995 primarily due to the repayment of $33 million of short-term debt using funds provided by the equity offering completed during the fourth quarter of 1996.

     Capital Expenditures. The Company's capital expenditures were approximately $11.6 million in 1996, of which $3.7 million was for the new CM facility in Telford, England, compared to $12.0 million and $8.9 million for the years 1995 and 1994, respectively.

     Product Design and Manufacturing Engineering. The Company invested $13.9 million, or 4.0% of net sales, $15.8 million, or 4.8% of net sales, and $9.2 million, or 4.4% of net sales, in 1996, 1995 and 1994, respectively, for product design and manufacturing engineering.

                                  RISK FACTORS

  COMPETITION

     The Company's MS Group currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Group also faces indirect competition from other types of metrology firms such as manufacturers of fixed gauging systems. The primary industries to which the MS Group sells its products are characterized by a relatively small number of large participants with significant purchasing power. In addition, the MS Group generally sells its products through a competitive bid process in which at least one and frequently several of the Company's competitors submit competing bids. As a result, the Company experiences significant pricing competition in connection with sales by its MS Group which can have an adverse impact on the Company's net sales and margins. During periods when the metrology industry suffers from overcapacity, downward pricing pressure experienced by the MS Group is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors have access to greater financial resources and may be able to withstand such pricing pressure more effectively than the Company. Accordingly, there can be no assurance that the MS Group will be able to continue to compete effectively against existing competitors or new competitors, especially during periods of overcapacity.

     The market for the PMI Division's products is fragmented and the PMI Division competes with a large number of competitors, including the market leader in this area, primarily on the basis of the strength of its third-party distribution network, price and product innovation. New competitors from emerging industrialized countries with lower production costs than the Company's represent a significant competitive challenge to the Company. As a result, the PMI Division's continued success and profitability will be dependent on its ability to continue to develop cost-effective sourcing and innovative products.

  CYCLICALITY OF END USER MARKETS

     The primary end user markets for the Company's products, which include the aerospace, heavy transport and automotive (including automotive suppliers) industries, experience cyclicality in connection with recessionary periods.

     As a consequence, the price of and margins for the Company's products have been and are likely to continue to be adversely impacted by decreases in capital spending by such end user markets during recessionary periods. In addition, because the PMI Division sells primarily through distributors, the PMI Division is likely to experience significant declines in sales volumes during recessionary periods because catalog houses and distributors typically reduce purchases of the Company's products at the onset of such recessionary periods even more than the decline in their end user markets' demands would dictate, in order to reduce their inventories. There can be no assurance that the Company will be able to operate profitably during any recessionary downturn.

  FOREIGN OPERATIONS

     As of December 31, 1996, approximately 69% (based on book values) of the Company's assets, 61% of the Company's net sales (based on customer location) and 73% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any

  U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and social (labor) programs.

     In addition, the wide-spread geographic locations of the Company's facilities and operations make it more difficult for the Company to coordinate its financial and operating reporting and oversee its operations and employees. In response to these difficulties, the Company has taken various personnel and procedural actions to improve its reporting and operating procedures. While the Company believes that these actions have resulted in satisfactory financial and operational reporting and oversight for its present business, additional system revisions may be needed if the Company should experience a further increase in the number of foreign facilities.

  DEPENDENCE ON KEY SUPPLIER

     The Company currently purchases the vast majority of its externally sourced low to medium accuracy electronic touch trigger sensor probes and heads from a publicly held United Kingdom company (the "Supplier") which is the dominant supplier of such sensor probes to CMM manufacturers. No alternative supplier for this class of electronic sensor probes, which are a key component of substantially all of the Company's lower accuracy CMMs, is currently available and developing an alternative source for the probes and heads could take more than a year. Although adequate supplies of such probes and heads for at least several months is potentially available from current inventories of the Company and its customers, any reductions or interruptions in supply or material increases in the price of electronic sensor probes purchased from the Supplier could cause the Company to suffer disruptions in the operation of its business or incur higher than expected costs, which could have a material adverse effect on the Company.

  TECHNOLOGY

     As the size of some components measured by metrology products decreases and the required speed and precision of such measurements increases, the Company's products may become obsolete unless the Company develops more sophisticated software and metrology systems. Although the Company's strategy is to focus research and development in the area of software development and non-contact technologies, there can be no assurance that the Company will be successful in competing against new technologies or competitors, some of whom may not now participate in the metrology industry.

  INDEBTEDNESS

     The Company has completed the equity offering which enabled the Company to reduce borrowings significantly. At December 31, 1996, the Company had total outstanding indebtedness and total shareowners' equity of $69.2 million and $140.4 million, respectively.

     Nevertheless, the Company's outstanding indebtedness could have important consequences to the Company's stockholders, including the following: (i) the Company may face difficulties in satisfying its obligations with respect to its indebtedness; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired; (iii) certain of the Company's debt instruments contain financial and other restrictive covenants which could limit the Company's operating and financial flexibility and, if violated, would result in an event of default which, if not cured or waived, could preclude the Company's access to credit under such borrowing arrangements or otherwise have a material adverse effect on the Company; (iv) the Company's $25.0 million domestic secured revolving credit facility (the "Facility") prohibits the payment of dividends by the Company; and (v) the Facility and $25.0 million of additional term indebtedness of the Company (guaranteed by Finmeccanica) mature in September 1997, requiring the Company to seek refinancing of such debt at that time or before.

  DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL

     The success of the Company is dependent to a significant extent upon the continuing services of a limited number of key executives of the senior management team. Loss of the services of one or more of these senior executives could have a material adverse effect on the Company.

  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------

  Index to Financial Statements                                   Page Number
  -----------------------------                                   -----------
  Report of Independent Auditors - Ernst & Young LLP                   24

  Report of Independent Accountants - Coopers & Lybrand L.L.P.         25

  Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                     26

  Consolidated Balance Sheets at December 31, 1996 and 1995            27

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                     28

  Consolidated Statements of Shareowners' Equity for the Years
  Ended December 31, 1996, 1995 and 1994                               29

  Notes to Consolidated Financial Statements                      30 - 43

                         REPORT OF INDEPENDENT AUDITORS


  To the Shareholders and Directors
   of Brown & Sharpe Manufacturing Company

  We have audited the accompanying consolidated balance sheets of Brown & Sharpe Manufacturing Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareowners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown & Sharpe Manufacturing Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP


  Providence, Rhode Island
  February 5, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


  To the Shareowners and Directors
   of Brown & Sharpe Manufacturing Company:

  We have audited the accompanying consolidated financial statements and financial statement schedule of Brown & Sharpe Manufacturing Company for the year ended December 31, 1994, listed in Item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown & Sharpe Manufacturing Company as of December 31, 1994 and the consolidated results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                         COOPERS & LYBRAND L.L.P.

  Boston, Massachusetts
  March 29, 1995

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1996      1995      1994
                                                 --------  --------  ---------
  Net sales                                      $344,877  $328,031  $209,369
  Cost of goods sold                              224,542   210,967   137,082
  Research and development expense                 10,818    10,762     5,694
  Selling, general and administrative expense      92,929    94,902    68,473
  Restructuring expense                                 -       336     4,169
                                                 --------  --------  --------
     Operating profit (loss)                       16,588    11,064    (6,049)
  Interest expense                                  8,280     9,129     6,575
  Other income, net                                   462       688       689
                                                 --------  --------  --------
     Income (loss) before income taxes              8,770     2,623   (11,935)
  Income tax provision                                965       697     2,400
                                                 --------  --------  --------
     Net income (loss)                           $  7,805  $  1,926  $(14,335)
                                                 ========  ========  ========

  Net income (loss) per common share:
     Primary                                     $   0.81     $0.22  $  (2.37)
                                                 ========  ========  ========
     Fully diluted                               $   0.78     $0.22  $  (2.37)
                                                 ========  ========  ========




  The accompanying notes are an integral part of the financial statements.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    1996       1995
                                                                                  ---------  ---------
                                      ASSETS
Current assets:
 Cash and cash equivalents                                                        $ 20,158   $  6,262
 Accounts receivable, net of allowances for doubtful accounts
  of $3,226 and $3,030                                                             118,685    113,579
 Inventories                                                                        77,572     77,145
 Deferred income taxes                                                               2,217      3,322
 Prepaid expenses and other current assets                                           5,585      5,436
                                                                                  --------   --------
  Total current assets                                                             224,217    205,744
Property, plant and equipment:
 Land                                                                                7,094      7,141
 Buildings and improvements                                                         41,840     37,447
 Machinery and equipment                                                            90,337     95,482
                                                                                  --------   --------
                                                                                   139,271    140,070
Less-accumulated depreciation                                                       84,865     87,183
                                                                                  --------   --------
                                                                                    54,406     52,887
Goodwill, net                                                                       10,806     11,529
Other assets                                                                        25,019     25,240
                                                                                  --------   --------
                                                                                  $314,448   $295,400
                                                                                  ========   ========
                             LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Notes payable and current installments of long-term debt                         $ 32,481   $ 45,229
 Accounts payable                                                                   45,507     44,936
 Accrued expenses and income taxes                                                  38,217     39,423
                                                                                  --------   --------
  Total current liabilities                                                        116,205    129,588
Long-term debt                                                                      36,725     56,839
Other long-term liabilities                                                          4,700      6,310
Deferred income taxes                                                                1,420      2,765
Unfunded accrued pension cost                                                        5,801      5,823
Termination indemnities                                                              9,197      8,218
Commitments and Contingencies (Notes 8 and 11)
Shareowners' Equity:
 Preferred stock, $1 par value; authorized 1,000,000 shares; none issued                 -          -
Common stock:
 Class A, par value $1; authorized 15,000,000 shares; issued 12,689,234 shares
  in 1996 and 8,195,795 in 1995                                                     12,689      8,196
 Class B, par value $1; authorized 2,000,000 shares; issued 517,604
  shares in 1996 and 522,575 in 1995                                                   518        523
 Additional paid-in capital                                                        110,737     66,863
 (Deficit) earnings employed in the business                                          (227)    (8,032)
 Cumulative foreign currency translation adjustment                                 17,175     18,926
Treasury stock; 42,592 shares in 1996 and 23,592 shares in 1995, at cost              (455)      (270)
Unearned compensation                                                                  (37)      (349)
                                                                                  --------   --------
  Total shareowners' equity                                                        140,400     85,857
                                                                                  --------   --------
                                                                                  $314,448   $295,400
                                                                                  ========   ========


  The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                        1996       1995       1994
                                                      ---------  ---------  ---------
  CASH PROVIDED BY (USED IN) OPERATIONS:
  Net Income (Loss)                                   $  7,805   $  1,926   $(14,335)
  Adjustment for Noncash Items:
     Depreciation and amortization                       9,957     11,010      6,743
     Pension credits and charges                         1,609      1,369        212
     Deferred income taxes                                (208)       376     (1,900)
     Termination indemnities                               590        331          -
     Deferred compensation                                 312        216        213
  Changes in Working Capital:
     Increase in accounts receivable                    (7,121)    (4,324)   (15,912)
     (Increase) decrease in inventories                 (4,019)    (7,389)     7,103
     (Increase) decrease in prepaid expenses
       and other current assets                           (224)     1,208      1,001
     Increase (decrease) in accounts payable
       and accrued expenses                               (914)    (4,798)     6,693
                                                      --------   --------   --------
     Net Cash Provided by (Used in) Operations           7,787        (75)   (10,182)
                                                      --------   --------   --------
  INVESTMENT TRANSACTIONS:
  Capital expenditures                                 (11,632)   (12,054)    (8,929)
  Proceeds from dispositions                               785      2,096      3,456
  Cash equivalent pledged                                    -          -      6,078
  Other investing activities                            (2,273)      (445)    (1,988)
                                                      --------   --------   --------
       Net Cash (Used in) Investment Transactions      (13,120)   (10,403)    (1,383)
                                                      --------   --------   --------
  FINANCING TRANSACTIONS:

  Increase (decrease) in short-term debt               (33,082)    10,915    (16,420)
  Proceeds from issuance of long-term debt               3,811          -     33,500
  Principal payments of long-term debt                  (5,144)    (3,444)    (1,661)
  Issuance of common stock                              47,968          -          -
  Other financing transactions                           2,533       (600)       353
                                                      --------   --------   --------
       Net Cash Provided by Financing Transactions      16,086      6,871     15,772
                                                      --------   --------   --------
  Effect Of Exchange Rate Changes on Cash                3,143      3,193        375
                                                      --------   --------   --------
  CASH AND CASH EQUIVALENTS:
  Increase (decrease) during the year                   13,896       (414)     4,582
  Beginning balance                                      6,262      6,676      2,094
                                                      --------   --------   --------
  Ending balance                                      $ 20,158   $  6,262   $  6,676
                                                      ========   ========   ========
  Supplementary Cash Flow Information:
  Interest paid                                       $  8,222   $  8,004   $  6,223
                                                      ========   ========   ========
  Taxes paid                                          $    579   $  2,598   $  1,496
                                                      ========   ========   ========




  The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                         (DEFICIT)  CUMULATIVE
                                   COMMON                EARNINGS     FOREIGN
                                    STOCK   ADDITIONAL   EMPLOYED    CURRENCY
                                   $1 PAR     PAID-IN     IN THE    TRANSLATION    TREASURY      UNEARNED
                                    VALUE     CAPITAL    BUSINESS    ADJUSTMENT      STOCK     COMPENSATION
                                   -------  -----------  ---------  ------------  -----------  -------------
  Balance December 25, 1993        $ 4,980    $ 45,710   $  4,377       $ 9,394        $(163)         $(778)
  Net Loss                               -           -    (14,335)            -            -              -
  Acquisitions                       3,625      20,413          -             -            -              -
  Treasury Stock Transactions            -           -          -             -           12              -
  Restricted Stock Transactions         10          (8)         -             -            -            213
  ESOP Contribution                     42         297          -             -            -              -
  Foreign Currency Translation
     Adjustment                          -           -          -         5,136            -              -
                                   -------    --------   --------       -------        -----          -----
  Balance December 31, 1994          8,657      66,412     (9,958)       14,530         (151)          (565)
                                   -------    --------   --------       -------        -----          -----
  Net Income                             -           -      1,926             -            -              -
  Treasury Stock Transactions            -           -          -             -         (119)             -
  Restricted Stock Transactions          -         153          -             -            -            216
  ESOP Contribution                     62         298          -             -            -              -
  Foreign Currency Translation
     Adjustment                          -           -          -         4,396            -              -
                                   -------    --------   --------       -------        -----          -----
  Balance December 31, 1995          8,719      66,863     (8,032)       18,926         (270)          (349)
                                   -------    --------   --------       -------        -----          -----
  Net Income                             -           -      7,805             -            -              -
  Treasury Stock Transactions            -           -          -             -         (185)             -
  Restricted Stock Transactions          -        (187)         -             -            -            312
  ESOP Contribution                     44         385          -             -            -              -
  Stock Options Exercised               20         132          -             -            -              -
  Issuance of Common Stock           4,424      43,544          -             -            -              -
  Foreign Currency Translation
     Adjustment                          -           -          -        (1,751)           -              -
                                   -------    --------   --------       -------        -----          -----
  Balance December 31, 1996        $13,207    $110,737   $   (227)      $17,175        $(455)         $ (37)
                                   =======    ========   ========       =======        =====          =====




  The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  1. SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

  Brown & Sharpe Manufacturing Company is a multinational manufacturer of metrology products, which include manual and computer-controlled, high precision machines; mechanical and electronic measuring and inspection tools; and specialty products and systems. The principal markets for its products are North America, Europe, Asia, South America and the Middle East. The primary end user markets for its products are the automotive, aerospace, industrial machinery, electronics and computer industries.

  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and all subsidiaries. Intercompany transactions have been eliminated from the consolidated financial statements. Investments in 20% to 50% part-owned affiliates are accounted for on the equity method.

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ended on the last day of the calendar year. Results for 1996 and 1995 include 52 weeks, while 1994 had 53 weeks.

  INVENTORY VALUATION

  Inventories are stated at the lower of cost or market. Cost is determined principally on a last-in, first-out (LIFO) basis for all domestic inventories and principally on a first-in, first-out (FIFO) basis for inventories outside the United States. Provision is made to reduce slow-moving and obsolete inventories to net realizable values. Current FIFO cost exceeds the LIFO value of inventories by approximately $11,431 and $12,293 at December 31, 1996 and 1995, respectively. Year-end inventories valued under the LIFO method were $14,380 in 1996 and $16,081 in 1995. During 1996 and 1994, quantities for certain segments of the LIFO inventories were reduced. The reductions resulted in liquidation of LIFO quantities carried at lower costs prevailing in prior years compared with the cost of current purchases, the effect of which increased net income in 1996 by $241 ($0.02 per share) and decreased net loss in 1994 by $631 ($0.10 per share).

  The composition of inventory at year-end was as follows:

                                           1996     1995
                                          -------  -------
     Parts, raw materials and supplies    $35,897  $39,857
     Work in progress                      17,116   15,906
     Finished goods                        24,559   21,382
                                          -------  -------
                                          $77,572  $77,145
                                          =======  =======

  In 1996, certain demonstration equipment amounting to $10,890, which had previously been classified in inventory, has been reclassified to other non-current assets. 1995 balances amounting to $11,413 were also reclassified to be comparable with 1996 amounts.

  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are carried at cost and are being depreciated principally on a straight-line basis over the estimated useful lives of the assets which generally range from 20 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Depreciation expense was $7,120, $8,980, and $6,442 in 1996, 1995, and 1994, respectively.
  Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in income. At December 31, 1996, land and buildings with a net book value of $22,932 were pledged as collateral for mortgage loans of $25,982.

  GOODWILL

  Goodwill, which is net of accumulated amortization of $1,407 in 1996 and $771 in 1995, is being amortized on a straight-line basis over periods ranging from 7 to 20 years.

  OTHER ASSETS

                                     1996      1995
                                  -------   -------
       Prepaid pension            $ 4,835   $ 4,673
       Equity investments           2,562     2,492
       Demonstration equipment     10,890    11,413
       Other                        6,732     6,662
                                  -------   -------
                                  $25,019   $25,240
                                  =======   =======

  Other assets, which are net of accumulated amortization of $6,088 in 1996 and $3,887 in 1995, are being amortized on a straight line basis over periods ranging three to eight years.

  REVENUE RECOGNITION
  -------------------

  The Company records revenue upon shipment other than for long-term contracts, upon rendering of service for installation and training, and ratably over the contract period for service contracts. Sales under long-term contracts are recorded using the percentage of completion method, wherein costs and estimated gross margin are recorded as sales during the period the work is being performed. Estimated gross margin is based on the total contract sales value and the most recent estimate of total costs. If the current contract estimate indicates a loss, a provision is made for the total anticipated loss.

  FOREIGN CURRENCY

  Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates, and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners' equity account "cumulative foreign currency translation adjustment."

  There were no forward exchange contracts outstanding at December 31, 1996 and 1995. A transaction loss of $1,801 was recorded in 1996 while transaction gains were recorded in 1995 and 1994 of $601 and $1,064, respectively. Transaction gains in 1995 include an adjustment, which increased the gain, amounting to $640 ($0.07 per share), after taxes, relating to a revaluation of a 1994 foreign denominated liability that was incorrectly recorded at historical, rather than current, foreign exchange rate in the Company's consolidated financial statements issued in prior years. Prior year financial statements were not restated due to the immaterial effect on the previously-issued financial statements.

  CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. Government instrumentalities, commercial paper of prime quality, certificates of deposit, and bankers acceptances guaranteed by banks or savings and loan associations which are members of the FDIC. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. At December 31, 1996, the Company had no significant concentrations of credit risk.

  STOCK INCENTIVE PLANS

  The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees" (see Footnote 9 for further details).

  INCOME TAXES

  The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

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

  NET INCOME (LOSS) PER SHARE

  Net income (loss) per share for 1996 and 1994 is computed on the weighted average number of shares of common stock outstanding during the year, and the 1995 primary computation is based upon the weighted average number of shares of common stock and common stock equivalents. The 1996 primary computation did not include common stock equivalents due to their immateriality. The 1995 fully diluted calculation did not use common stock equivalents because the effect was not material, and the 1994 fully diluted loss per share did not use common stock equivalents because they were antidilutive. Common stock equivalents are additional shares which may be issued upon the exercise of dilutive stock options using the average market price of the Company's common stock during the year for primary earnings per share and market price at the end of the year for fully diluted earnings per share. Conversion of the convertible subordinated debentures (see Note 6) was not assumed in the computation of fully diluted net income (loss) per share because such conversion was antidilutive. Shares used to compute primary net income (loss) per share were 9,669,923 in 1996, 8,772,748 in 1995, and 6,057,090 in 1994,
  and fully diluted in 1996 were 9,945,998.

  CASH AND CASH EQUIVALENTS

  Cash and cash equivalents are comprised of cash on hand, deposits in banks, and short-term marketable securities with a maturity at acquisition of three months or less.

  ADVERTISING COST

  The Company expenses advertising costs as incurred. Advertising expense for the three years ended December 31, 1996 was $3.6 million, $3.8 million, and $4.4 million, respectively.

  RECLASSIFICATIONS

  Prior to 1996, agents' commissions were netted against net sales. Effective January 1, 1996, the Company elected to classify agents' commissions as selling, general and administrative expense. As a result, net sales and selling, general and administrative expense have been reclassified for prior periods. The effect of such reclassification was to increase net sales and selling, general and administrative expense by $7,685, and $4,809 for the years ended December 31, 1995 and 1994, respectively. Also effective January 1, 1996, miscellaneous income was reclassified from net sales to other income. The effect of this reclassification was to decrease net sales and increase other income by $553 and $440 for the years ended December 31, 1995 and 1994, respectively. Research and development expenses, which had previously been included in cost of sales, are now presented separately on the Consolidated Statement of Operations. Certain other amounts reported in 1994 and 1995 have been reclassified to conform with the 1996 presentation.

  2.  ACQUISITIONS

  DEA

  Brown & Sharpe Manufacturing Company, together with its subsidiary Brown & Sharpe International Capital Corporation, acquired on September 28, 1994, the stock of DEA S.p.A., an Italian corporation, and its related metrology business from Finmeccanica S.p.A., an Italian corporation, for 3,450,000 shares of Class A Common Stock with a market value amounting to $22,856. The acquisition has been accounted for by the purchase method of accounting. The Company's consolidated statements of operations and cash flows includes the results of operation of DEA S.p.A. and its subsidiaries commencing October 2, 1994.

  Because DEA was acquired late in 1994 and was a complex worldwide operation that required a comprehensive review of asset values and liabilities and a significant part of the study had to take into consideration the integration of DEA into the Measuring Systems Group, the final assessment of asset values, restructuring the manufacturing and marketing organization, and making other necessary changes was not completed until the third quarter of 1995. As a result of the adjustments to the preliminary 1994 estimates, net income for 1995 increased approximately $350 ($0.04 per share).

  ROCH

  Brown & Sharpe Manufacturing Company through its subsidiary Brown & Sharpe International Capital Corporation purchased, on March 24, 1994, the stock of the French company Ets. Pierre Roch S.A. ("Roch") and its German affiliate, Mauser Prazisions--Messmittel GmbH ("Mauser"). These operations were purchased from Diehl GmbH & Co. of Nuernburg, Germany ("Diehl"). The adjusted purchase price was 156,000 shares of Brown & Sharpe Class A Common Stock.

  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on an estimate of their fair values at the date of acquisition.

  An adjustment to the original purchase price was negotiated in 1996 to reflect certain unrecognized liabilities that existed at the acquisition date. The adjustment was accomplished by a return of 19,000 shares of common stock by the seller. The 1996 results of operations includes a gain amounting to $185 arising from this transaction.

  PRO FORMA COMBINED (UNAUDITED)

  The Company's unaudited Pro Forma combined results of operations for the year ended December 31, 1994 assuming the acquisition of DEA and Roch occurred at the beginning of 1994, are as follows:

                                                                 1994
                                                              ----------
       Net sales                                               $277,216
       Net (loss)                                              $(11,441)
       Primary and fully diluted net loss per common share     $  (1.89)

  3.  RESTRUCTURING CHARGES

  Results of operations for 1995 include restructuring charges of $336 ($0.03 per share) compared with 1994 which include charges of $4,169 ($0.69 per share). These charges consist principally of Brown & Sharpe employee severance and Brown & Sharpe sales offices closing costs of $336 and $2,348 for 1994 and 1995, respectively, associated with integrating Brown & Sharpe's existing operations with those of DEA mainly outside the U.S. Other cash costs of integrating DEA were incurred but were accounted for as part of the purchase price accounting of the acquisition. Also, 1994 costs of $1,821 were recorded for severance of 38 employees and property, plant, and equipment and inventory write-offs due to a plant closing in Switzerland arising from the acquisition of Roch, which is discussed in Note 2. Of these costs, $420 was paid in 1994 and $3,202 in 1995. The balance $547 represents non-cash costs. At December 31, 1996, substantially all liabilities for restructuring charges have been settled.



  4.  INCOME TAXES

  Income (loss) before income taxes consisted of the following:

                                                   1996      1995      1994
                                                 --------  --------  ---------
       Domestic                                  $(1,323)  $(4,850)  $ (1,338)
       Foreign                                    10,093     7,473    (10,597)
                                                 -------   -------   --------
          Income (loss) before income taxes      $ 8,770   $ 2,623   $(11,935)
                                                 =======   =======   ========

     The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                   1996      1995      1994
                                                 --------   ------    --------
       Taxes computed at 34%                     $ 2,982     $ 892    $(4,058)
       Goodwill amortization                         182       158          -
       Additional tax on foreign income              676       113      1,459
       Alternative minimum and state taxes (net)     104        31        250
       Net operating losses and other losses      (3,143)     (636)     4,749
       Other (net)                                   164       139          -
                                                 -------     -----    -------
          Income tax provision                   $   965     $ 697    $ 2,400
                                                 =======     =====    =======


  The income tax provision (benefit) consisted of the following:

                                1996     1995      1994
                               -------  -------  --------
       Current:
          Federal              $  686   $ (996)  $ 3,250
          State                   157       31       250
          Foreign                 330    1,286       800
                               ------   ------   -------
                                1,173      321     4,300
       Deferred:
          Federal                (495)     996    (1,000)
          Foreign                 287     (620)     (900)
                               ------   ------   -------
                                 (208)     376    (1,900)
                               ------   ------   -------
       Income tax provision    $  965   $  697   $ 2,400
                               ======   ======   =======

  Provision has not been made for U.S. taxes on $44,000 of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested.

  The components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                1996     1995
                                               -------  -------
       Deferred tax assets:
          Inventory reserves                   $ 7,656  $ 8,553
          Warranty expense                       1,103      928
          Provision for doubtful accounts          401      226
          Depreciation                             999    1,722
          Tax credit and loss carryforwards     44,531   46,293
          Other                                  4,049    4,827
                                               -------  -------
            Gross deferred assets               58,739   62,549
       Less valuation allowance                 48,925   53,590
                                               -------  -------
            Deferred tax asset                 $ 9,814  $ 8,959
                                               =======  =======
       Deferred tax liabilities:
          Pension expense                      $ 1,673  $ 1,542
          Inventory reserves                     1,276    1,665
          Depreciation                           2,568    2,288
          Other                                  3,500    2,907
                                               -------  -------
            Deferred tax liability             $ 9,017  $ 8,402
                                               =======  =======

  A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carryforwards and a portion of the other deferred tax assets. The valuation allowance has been decreased by $4,665 during 1996. The recognition of any future tax benefits resulting from the reduction of $9,436 of the valuation allowance will reduce any goodwill related to the DEA acquisition remaining at the time of such reduction.

  For income tax purposes, the Company has operating loss and capital loss carryforwards of $1,800 and $3,400, respectively, in the U.K. and net operating loss carryforwards of $17,000, $37,800, $5,200, $3,900, and $25,300,
  respectively, in Switzerland, Germany, France, Japan, and Italy. The Swiss, French, Japanese, and Italian carryforwards expire between 1997 and 2001. There is no time limit for the U.K. and German carryforwards.

  The Company's domestic income tax return for the 1993 and 1994 fiscal years are under examination by the Internal Revenue Service. The Company believes it has made adequate provision for assessments (if any) which may arise as a result of this audit.

5.    SHORT-TERM BORROWINGS

  Outstanding short-term borrowings were $709 at December 31, 1996 and $28,061 at December 31, 1995. Substantially all domestic assets of the Company are pledged as collateral. Certain borrowing agreements contain covenants which, among other things, require the Company to maintain certain financial ratios and restricts the payment of dividends.

  Amounts outstanding under Brown & Sharpe's lines of credit, excluding a renewable secured two-year revolving credit facility from a commercial lender ("the Facility"), are generally payable on demand, and certain of the lines extended to Brown & Sharpe's foreign subsidiaries are secured by other assets. The Facility provides for demand borrowings based on a percentage of eligible domestic accounts receivable and finished and certain other inventory and, is secured by substantially all domestic assets. At December 31, 1996, Brown & Sharpe had borrowings of $709 under all short-term lines of credit compared to total availability at that date of $73.3 million under the lines of credit. Certain of the domestic and foreign lines of credit provide availability of borrowing capacity and funds only to the degree of availability of certain kinds of eligible receivables. At December 31, 1996, $16.2 million of the total lines of credit were restricted by the availability of certain foreign eligible receivables, of which $15.2 million was available for future use.

  A credit line of $3,083 in the U.K. is collateralized by the assets in that country, and the Company has also guaranteed borrowings up to $856. The weighted average interest rates on short-term borrowings were 10.5% and 7.7% during 1996 and 1995, respectively. The weighted average interest rate on short-term borrowings at December 31, 1996 was 3.1%. No compensating balances were required at December 31, 1996 and 1995.

  6.  LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                                           1996      1995
                                                                                          -------  --------
  9 1/4% convertible subordinated debentures due December, 2005                          $13,000   $14,000
  Mortgages at rates ranging from 5.00% to 8.75%                                          25,982    26,800
  Notes payable, due September 28, 1997 with quarterly interest of Libor plus 0.60%       25,000    25,000
  Notes payable, due various dates with interest rates ranging from 2.10% to 12.36%        4,515     8,207
                                                                                         -------   -------
                                                                                           68,497    74,007
  Less: current installments                                                               31,772    17,168
                                                                                          -------   -------
       Total long-term debt                                                               $36,725   $56,839
                                                                                          =======   =======

  The 9 1/4% subordinated debentures are convertible, at the option of the holders, into common shares at $26.25 per share subject to antidilution provisions. The Company, through a sinking fund, is required to provide for retirement of $1,000 in principal amount annually with the final $5,000 payable at maturity. At December 31, 1996, 495,238 shares of Class A Common Stock were reserved for issuance upon conversion of these debentures. Annual maturities of long-term debt are as follows: 1997--$31,772; 1998--$4,678; 1999--$9,750; 2000--$4,674; 2001--$6,311; and $11,312 thereafter. Interest rates on long-term debt average approximately 8.1% in 1996.

  The $25,000 notes payable are guaranteed by Finmeccanica in connection with the acquisition of DEA. In return, the Company's reimbursement obligation is secured by a guarantee by DEA pursuant to an agreement between DEA and Finmeccanica.

  The effect of the Equity offering on a proforma basis at the beginning of 1996 would have been to increase net income $2.3 million ($0.24 per share).

  7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company values the financial instruments as required by Statement of Financial Accounting Standards No. 107. The carrying amounts of cash and cash equivalents, short-term debt, and long-term variable-rate debt approximates fair value. The fair value of the Company's 9 1/4% subordinated debentures approximates $13,200 based on the quoted market prices (1.015).

  8.  CONTINGENCIES

  LABOR RELATIONS

  The Company is involved in litigation which arose out of a strike by production employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company's Rhode Island operations which began in 1981. After commencement of the strike, the IAM filed charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unfair labor practices which precipitated the strike. On August 28, 1990, the NLRB dismissed the IAM's charges. The IAM appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. On November 29, 1991, the Court accepted the legal reasoning advanced by the NLRB and the Company in support of the NLRB's 1990 decision, but ordered the NLRB to further clarify and support its decision. The NLRB reaffirmed its original dismissal of the IAM's charges, and the IAM appealed that decision. The Court, on April 7, 1995, vacated the NLRB's earlier decision favorable to the Company and remanded the case to the NLRB for a decision on whether the charges should be dismissed or a trial on the merits should proceed. On August 16, 1996, the NLRB issued a second supplemental decision and order finding in favor of the Company and dismissed the IAM complaint. The IAM has, following an unsuccessful request for a re-hearing and reconsideration of the NLRB's ruling, again appealed the NLRB's decision to the U.S. Court of Appeals. The Company will continue to defend this case vigorously, and management continues to believe that the possibility of an adverse decision in this matter is remote. If the case were ultimately decided against the Company and the strike converted to an unfair labor practice, the Company could be liable for back wages for those striking employees, subject to mitigation for certain statutory offsets, whose strike action is determined to be based on the unfair labor practices.

  ENVIRONMENTAL

  The Company is involved in a lawsuit which arose out of an environmental proceeding in which the United States Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") at a waste disposal site (the "Site") in Rhode Island listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. The Company's proportionate share of the total waste contributed to the Site was minimal in volume and toxicity, and the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and for contribution protection from claims of any third parties who may have liability at the Site. A group of non-settling major PRPs at the Site brought suit in the Federal District Court in Rhode Island in 1991 against all of the settling parties, including the Company, Avet, Inc. et al v. Amtel, Inc. et al,
                                  ----------------    -----------------
  to recover a portion of their past and anticipated future costs of performing the clean-up remedy. The Court entered a summary judgment in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRPs appealed that ruling and subsequently brought suit against the EPA seeking to have the settlements of the de minimis settling parties set aside. The Company believes that the plaintiffs in that case have reached a settlement with the government agency that will ultimately result in a dismissal of the appeal of the remaining judgment in favor of the Company.

  On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, New York. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, New York, acquired in 1987 and merged with and into the Company in 1991, contributed hazardous waste to the site for disposal and that the Company is a PRP as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500, and it has expressed a willingness to settle its claim with all PRPs receiving the notice. The Company is continuing efforts to settle this claim and estimates that any potential loss it might incur as a result of any involvement or settlement at this site would not be material.

  PRODUCT LIABILITY AND OTHER LITIGATION INCIDENTAL TO THE BUSINESS

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

  9.  INCENTIVE AND RETIREMENT PLANS

  STOCK INCENTIVE PLANS

  Under the provisions of the Company's 1989 Equity Incentive Plan (the "'89 Plan"), as amended on May 3, 1995 to increase by 500,000 the number of shares authorized for delivery in connection with awards, a variety of stock and stock based incentive awards, including stock options and restricted and unrestricted stock, are available to be granted to eligible key employees of the Company and its subsidiaries. The '89 Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. During 1996 and 1995, there were no awards of restricted stock. Since the inception of the '89 Plan, 102,300 restricted Class A shares have been awarded net of forfeitures. The awards of restricted stock vest over a five year period with 25% of the award vesting at the end of the 2nd and 3rd years and 50% at the end of the 5th year with the unvested shares being subject to forfeiture if the recipient's employment is terminated. Unearned compensation in the amount of $37 is being amortized to expense over the forfeiture lapsing period for these awards of restricted stock. In 1996 and 1995, options were granted to purchase a total of 70,000 and 528,000 shares, respectively, for ten year option terms of Class A Common Stock granted at exercise prices between $6.75 and $14.13 per share. The options granted in 1996 become exerciseable either with respect to 50% of the award after 2 years and 25% after 3 and 4 years from the date of the award or 33% of the award after years 1 and 2 and 34% after the third year. The options granted in 1995 become exerciseable either with respect to 50% of the award after 2 years and 25% after 3 and 4 years from the date of the award or 50% of the award after 1 year and 50% after year 2 from the date of the award. The exercise price for shares covered by options awarded under the '89 Plan has been 100% of the market value on the date such options are granted. The aggregate amount of shares of Class A Common Stock, including options, which may be awarded under the '89 Plan is 875,000 shares and the amount of shares of Class A Common Stock including forfeitures remaining available for issuance under the '89 Plan in connection with future awards is 54,700 shares.

  No further options or other awards may be granted under the Company's Amended 1973 Stock Option Plan (the "'73 Plan"). The exercise price for shares of Class A Common Stock covered by outstanding options under the '73 Plan is 100% of the market value on the dates such options were granted. Options granted under the '73 Plan became exerciseable one year after the date of grant and expire at the end of ten years. On December 31, 1996, options for 16,664 shares of Class A Common Stock were outstanding and exerciseable at prices between $12.94 and $17.86. Option activity under both the '89 Plan and '73 Plan during the past three years is summarized as follows:

                                            1996                      1995                        1994
                                --------------------------  --------------------------  --------------------------
                                Options   Weighted-Average  Options   Weighted-Average  Options   Weighted-Average
                                 (000)   Exercise Price      (000)   Exercise Price      (000)   Exercise Price
     Outstanding -
      beginning of year           666       $ 7.40            218        $8.36            124         $12.38
     Granted                       70        12.68            528         7.25            145           6.50
     Exercised                    (21)        7.00              -            -              -              -
     Forfeited or canceled         (1)       13.22            (80)        8.99            (51)         12.85
                                 ----                        ----                        ----

     Outstanding -
      end of year                 714       $ 7.92            666        $7.40            218         $ 8.36
                                 ====                        ====                        ====

     Exerciseable at
      end of year                 166       $ 7.77            138        $7.99            218         $ 8.36

     Weighted-average
      fair value of
      options granted
      during the year                       $ 4.62                       $2.90

  Exercise prices for options outstanding as of December 31, 1996 ranged from $6.50 to $14.125. The weighted-average remaining contractual life of those options is 8.17 years.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.2% and 6.4%; volatility factors of the expected market price of the Company's common stock of 33% and 38%; and a weighted-average expected life of the option of 4.25 years. No dividend yield was utilized due to the fact that the Company does not anticipate that it will pay dividends in the foreseeable future.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                       1996    1995
                                      ------  ------
     Pro forma net income             $7,278  $1,723

     Pro forma earnings per share:
       Primary and fully diluted      $ 0.75  $ 0.20

  PROFIT INCENTIVE PLAN

  Under the provisions of the Company's Amended Profit Incentive Plan as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. Plan awards provisions under the Plan in the amounts of $1,682, $1,157 and $310 were made in 1996, 1995, and 1994, respectively, based on performance objectives for the respective year.

  LONG-TERM DEFERRED CASH INCENTIVE PLAN

  In February 1996, the Board of Directors approved "The Brown & Sharpe Key Employee Long-Term Deferred (unfunded) Cash Incentive Plan" (the "LTDCIP"), which was effective for 1995. The LTDCIP provides for deferred cash payments upon retirement or termination of employment, subject to vesting three years after the end of the year for which it is earned. Annual total plan awards are calculated at 6% of adjusted pretax income and shared by the plan participants (currently eleven key executives of the Company for 1996) pro rata based on annual salary paid. The 1996 and 1995 consolidated financial statements contain a provision resulting from this plan amounting to $596 and $200, respectively.

  SAVINGS PLANS

  The Company has 401(K) stock bonus and thrift savings plans for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios and Company stock. The savings plans' expense for the three years ended December 31, 1996 was $1,335, $941, and $793, respectively.

  STOCK OWNERSHIP PLAN

  Under the provisions of the Company's Employee Stock Ownership Plan (ESOP), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age. The ESOP may also borrow funds to purchase common shares, for which the Company will contribute amounts as necessary to pay down the indebtedness. ESOP expense was $458 in 1996, $433 in 1995, and $360 in 1994. At December 31,
  1996, there were no unallocated shares of Class A Common Stock and Class B Common Stock held in the ESOP as all shares were allocated to participants' accounts.

  RETIREMENT PLANS

  The Company's subsidiaries have a defined contribution retirement plan covering employees in Switzerland and two defined benefit retirement plans covering employees in the U.K. and Germany, which includes substantially all employees. Retirement plan expense net of pension income for the three years ended December 31, 1996 was $1,609, $1,369, and $1,593, respectively.

  The defined benefit plans which cover employees in the U.K. and Germany, respectively, provide benefits based on years of service and employee compensation. Retirement costs under both plans are compiled based on the projected unit credit actuarial method.

  The U.K. plan's actuarial assumptions used settlement rates of 8.0% at the end of 1996 and 1995, a long-term return on assets of 9.0% in 1996 and 1995, and 8.0% in 1994, and annual wage increases of 6.5% and 7.0% at the end of 1996 and 1995, respectively. Retirement costs accrued are funded.

  The German plan's actuarial assumptions used a settlement rate of 7.5% at the end of 1996 and 1995, and an annual wage increase of 4.5% at the end of 1996 and 1995. Retirement costs accrued are not funded.

  The following items are the components of net periodic pension income for the U.K. plan for the years ended December 31, 1996, 1995, and 1994:

                                                           1996      1995      1994
                                                         --------  --------  --------
       Service cost-benefits earned                      $   921   $   823   $   797
       Interest cost on projected benefit obligations      1,196     1,263       943
       Return on plan assets, net                         (2,387)   (3,049)    1,007
       Net amortization and deferral                         129       909    (2,948)
                                                         -------   -------   -------
          Net periodic pension income                    $  (141)  $   (54)  $  (201)
                                                         =======   =======   =======

  The plan has assets in excess of the accumulated benefit obligations. Plan assets include investments in equity securities, corporate and government debt securities, and cash equivalents. The following table presents a reconciliation of the funded status of the plan at December 31, 1996 and 1995:

                                                      1996       1995
                                                    ---------  ---------
       Vested and accumulated benefit obligation    $(14,152)  $(12,012)
                                                    ========   ========
       Projected benefit obligation                 $(16,339)  $(15,126)
       Plan assets at fair value                      22,510     20,726
                                                    --------   --------
       Funded status                                   6,171      5,600
       Unrecognized portion of net assets             (1,336)      (927)
                                                    --------   --------
       Prepaid pension                              $  4,835   $  4,673
                                                    ========   ========

  The following items are the components of net periodic pension cost for the unfunded German plan for the years ended December 31, 1996, 1995, and 1994:

                                                                            1996     1995      1994
                                                                            ----     ----      ----
       Service cost-benefits earned                                       $   115   $   107   $    97
       Interest cost on projected benefit obligations                         383       372       316
                                                                          -------   -------   -------
       Net periodic pension cost                                          $   498   $   479   $   413
                                                                          =======   =======   =======
       Vested and accumulated benefit obligation                          $ 4,759   $(4,700)  $(3,330)
                                                                          =======   =======   =======
       Projected benefit obligation                                       $(5,472)  $(5,519)  $(4,617)
       Unrecognized net gain                                                 (329)     (304)     (418)
                                                                          -------   -------   -------
       Unfunded accrued pension cost                                      $(5,801)  $(5,823)  $(5,035)
                                                                          =======   =======   =======

  10. OTHER INCOME AND EXPENSE

  Other income (expense), net includes:
                                                                             1996      1995      1994
                                                                          -------   -------   -------
       Interest income                                                    $   414   $   540   $   468
       Gain (loss) on sale of fixed assets                                     34       (90)     (284)
       Other income                                                            14       238       505
                                                                          -------   -------   -------
                                                                          $   462   $   688   $   689
                                                                          =======   =======   =======

  11.  RENTAL EXPENSE AND LEASE COMMITMENTS

  At December 31, 1996, the Company was obligated under operating leases expiring on various dates. Rental expense for the three years ended December 31, 1996 was $8,309, $9,767, and $4,157, respectively. Annual rental commitments under noncancelable leases pertaining principally to buildings and equipment at December 31, 1996 are $7,941, $5,080, $2,716, $2,147, and $1,825
  for the years 1997 through 2001, and aggregate to $5,950 for all years subsequent to 2001.

  12.  FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

  SEGMENT INFORMATION

  Financial information by business segment and geographic area as set forth on Page 12 in Item 1 of this Annual Report is an integral part of these financial statements.

  13.  COMMON STOCK

  Both classes of common stock have equal rights upon liquidation. Class A Common Stock may not receive less cash dividends per share than Class B Common Stock, nor may such dividends be less frequent. The Class A Common Stock has one vote per share. Except as otherwise provided by the Certificate of Incorporation and by law, the Class B Common Stock has ten votes per share, and the Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner's family and certain others affiliated with a shareowner. During 1996 and 1995, 4,971 shares and 12,246 shares, respectively, were converted from Class B Common Stock to Class A Common Stock.

  During 1996, 19,000 shares were put into the treasury from a reimbursement of expenses that resulted from the 1994 acquisition of the Roch business from Diehl as provided for in the warranty provision of the Acquisition Agreement between the Company and Diehl (see Note 2). In 1995, 16,100 shares were put into the treasury from a forfeiture of restricted stock award.

  14. PREFERRED STOCK PURCHASE RIGHTS

  On March 23, 1988, the Company distributed a dividend of one purchase right for each outstanding share of common stock. Until the occurrence of specified events, the rights are represented by the associated common stock certificates. Following the distribution of the Class B Common Stock on June 10, 1988, and until the occurrence of specified events, each certificate representing a share of Class A Common Stock or Class B Common Stock also represents three-quarters of a right. Each right entitles the shareowner to buy from the Company one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $55 per right. The rights become exercisable ten days after a party acquires 20% of the Company's common stock. The rights, which are subject to adjustment, may be redeemed by the Company at a price of $0.03 per right at any time prior to the fifteenth day after a person acquires 20% of the Company's common stock. The rights expire on March 23, 1998.

  In the event the Company is involved in certain business combination transactions with a 20% shareowner, each right will entitle its holder (other than a 20% shareowner) to purchase, at the right's then exercise price, an equity interest in the acquiring person having a market value of two times the exercise price. In the event a 20% shareholder engages in certain other transactions with the Company or any person becomes a 20% shareowner, each right will entitle its holder (other than a 20% shareowner) to purchase, at the right's then exercise price, shares of Class A Common Stock having a market value of two times the exercise price.

  Prior to the DEA acquisition and entering into the Shareholders Agreement between the Company and Finmeccanica in 1994, the Company amended the Rights Agreement between it and the First National Bank of Boston dated March 9, 1988 pursuant to authority reserved in such agreement to exclude

  Finmeccanica from the definition of an "Acquiring Person" under the Rights Agreement so long as it does not own shares of Class A Common Stock other than those acquired in connection with the DEA acquisition and as provided in the Shareholders Agreement.

  15. QUARTERLY DATA (UNAUDITED)

                                                             1996
                                           ---------------------------------------
                                           1st Qtr.   2nd Qtr.  3rd Qtr.  4th Qtr.
                                           ---------  --------  --------  --------
       Net sales                            $76,278    $89,835   $83,791   $94,973
       Gross profit                          26,988     30,879    28,552    33,916
       Net income                               550      1,854     1,257     4,144
       Earnings per common share            $  0.06    $  0.21   $  0.14   $  0.33

                                                             1995
                                           ---------------------------------------
                                           1st Qtr.   2nd Qtr.  3rd Qtr.  4th Qtr.
                                           --------   --------  --------  --------
       Net sales                            $75,868    $82,481   $78,571   $91,111
       Gross profit                          27,535     27,801    27,390    34,338
       Net income (loss)                     (1,455)     1,045       220     2,116
       Earnings (loss) per common share     $ (0.17)   $  0.12   $  0.03   $  0.24

  In the second quarter of 1995, the Company increased its inventory valuation reserves which decreased net income $1,300 ($0.15 per share). In the third quarter of 1995, the Company made adjustments to the preliminary 1994 estimates of fair values of the assets and liabilities of DEA S.p.A. for the purpose of purchase price accounting for the DEA acquisition. As a result of these adjustments, net income for the third quarter of 1995 increased by $1,171 ($0.13 per share). The aggregate effect of 1995 year-end adjustments was to increase fourth quarter net income by $940 ($0.11 per share), after taxes, which, primarily, resulted from an adjustment to inventory valuation allowances that were necessary to record inventory at locations outside the United States at FIFO cost. In addition, as discussed in greater detail in
  Note 1, the 1995 fourth quarter also includes an adjustment amounting to $640 ($0.07 per share), after taxes, relating to a revaluation of 1994 foreign denominated liabilities.

  ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  -------------------------------------------------------------------
           DISCLOSURE
           ----------

     None.


                                    PART III
                                    --------

  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------------------------------

  Directors
  ---------

  Refer to "INFORMATION WITH RESPECT TO NOMINEES AND OTHER DIRECTORS CONTINUING IN OFFICE" in the Company's definitive Proxy Statement for the April 25, 1997 Annual Meeting which is incorporated herein by reference.

  Executive Officers
  ------------------

  Refer to Item 4A of this Annual Report on Form 10-K for information regarding Executive Officers.

  ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS
  --------------------------------------------------

  Refer to "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the April 25, 1997 Annual Meeting which is incorporated herein by reference.

  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ------------------------------------------------------------------------

  Refer to "Principal Shareholders" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement for the April 25, 1997 Annual Meeting which are incorporated herein by reference.

  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  --------------------------------------------------------

  Refer to "CERTAIN RELATIONSHIPS" in the Company's definitive Proxy Statement for the April 25, 1997 Annual Meeting which is incorporated herein by reference.


                                    PART IV
                                    -------

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  --------------------------------------------------------------------------

  Financial Statements filed in Item 8 of this Annual Report
  ----------------------------------------------------------

  Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994

  Consolidated Balance Sheets at
  December 31, 1996 and 1995

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994

  Consolidated Statements of Shareowners' Equity for the Years
  Ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements

  Financial Statement Schedule
  ----------------------------

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

  No form 8-K was filed during 1996.

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


     Date:  March 27, 1997           By:  /s/ Charles A. Junkunc
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


     /s/ Frank T. Curtin       3/27/97    /s/ Howard K. Fuguet          3/27/97
     ---------------------------------    -------------------------------------
     Frank T. Curtin              Date    Howard K. Fuguet                 Date
     President, Chief Executive Officer   Director
     (Principal Executive Officer),
     Chairman of the Board, and Director


     /s/ J. Robert Held        3/27/97    /s/ John M. Nelson            3/27/97
     ---------------------------------    -------------------------------------
     J. Robert Held               Date    John M. Nelson                   Date
     Director                             Director



     /s/ Paul R. Tregurtha     3/27/97     /s/ Russell A. Boss          3/27/97
     ---------------------------------     ------------------------------------
     Paul R. Tregurtha            Date     Russell A. Boss                 Date
     Director                              Director



     /s/ Henry D. Sharpe, III  3/27/97     /s/ Roger E. Levien          3/27/97
     ---------------------------------     ------------------------------------
     Henry D. Sharpe, III         Date     Roger E. Levien                 Date
     Director                              Director



     /s/ Harry A. Hammerly     3/27/97     /s/ Charles A. Junkunc       3/27/97
     ---------------------------------     ------------------------------------
     Harry A. Hammerly            Date     Charles A. Junkunc              Date
     Director                              Vice President and Chief Financial
                                           Officer (Principal Financial Officer)



     /s/ Alfred J. Corso    3/27/97
     ------------------------------
     Alfred J. Corso          Date
     Controller
     (Principal Accounting Officer)

  DIRECTORS
  ---------

  Russell A. Boss, Director and President & Chief Executive Officer, A. T. Cross Company

  Frank T. Curtin, President & Chief Executive Officer, Brown & Sharpe Manufacturing Company

  Howard K. Fuguet, Partner, in the law firm of Ropes & Gray

  Harry A. Hammerly, Former Executive Vice President, 3M Company

  J. Robert Held, Consultant, Former President and Chief Executive Officer of Chipcom Corporation

  Roger E. Levien, Vice President, Strategy and Innovation, Xerox Corporation

  John M. Nelson, Chairman & Chief Executive Officer, Wyman-Gordon Company

  Henry D. Sharpe, III, Co-founder & Technical Director, Design Lab, Inc.

  Paul R. Tregurtha, Chairman of the Board and Chief Executive Officer, Mormac Marine Group, Inc.

  OFFICERS
  --------

  Frank T. Curtin, President, Chief Executive Officer, and Chairman of the Board

  Charles A. Junkunc, Vice President  & Chief Financial Officer

  Antonio Aparicio, Vice President & General Manager - Precision Measuring Instruments

  Marcus Burton, Vice President & General Manager - Custom Metrology

  Robert D. Batting, Vice President & General Manager, Measuring Systems -
  U.S.A.

  Edward J. LaGraize, Vice President & General Manager - Commercial Operations, Measuring Systems

  Sergio Cappa, Vice President & General Manager - DEA-Brown & Sharpe - S.p.A.

  C. John Cooke, Vice President & Chief Technical Officer

  James W. Cooper, Vice President - Procurement

  Christopher J. Garcia, Vice President - Marketing

  Karl J. Lenz, Vice President

  James W. Hayes, III, Secretary & Corporate Counsel

  Alfred J. Corso, Controller

  INVESTOR INFORMATION
  --------------------

  Annual Meeting: The Annual Meeting of Stockholders will be held April 25, 1997 at 10:00 a.m. at the Corporate Offices

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

  Stock Listing:  New York Stock Exchange; Symbol BNS

  Trustee and Registrar for the 9-1/4% Convertible Subordinated Debentures:
  First Trust New York, 100 Wall Street, Suite 1600, New York, NY 10015

  Transfer Agent and Registrar Common Stock: Bank of Boston, c/o Boston EquiServe, L.P., Mail-Stop 45-02-64, P.O. Box 644, Boston, MA 02012-0644. They also can be reached on the internet at the following address http://www.equiserve.com.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                Schedule II - Valuation and Qualifying Accounts
                -----------------------------------------------
                             (dollars in thousands)


                                         Balance at  Charged to                 Foreign     Balance at
                                         Beginning   Costs and                  Currency      End of
     Year Ended                          of Period    Expenses   Deductions   Translation     Period
     ----------                         ----------  -----------  ------------  ----------   ----------
                                                                     (2)           (1)
     December 31, 1996
     -----------------

     Allowance for doubtful accounts        $3,030      $  941      $  761         $ 16       $3,226

     December 31, 1995
     -----------------

     Allowance for doubtful accounts        $3,103      $2,124      $2,330         $133       $3,030



     December 31, 1994
     -----------------

     Allowance for doubtful accounts        $1,320      $2,833      $1,117         $ 67      $3,103

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

       10.66 Indemnity Agreement with Robert D. Batting dated October 5, 1995.

       10.67 Letter Agreement with Finmeccanica dated December 18, 1995 concerning Purchase Price Adjustment.

       10.68 The Brown & Sharpe Key Employee Long-Term Deferred Cash Incentive Plans dated February 23, 1996 effective January 1, 1995.

       10.69 Amendment dated July 28, 1995 to Employment/Severance Agreement dated March 14, 1988 between Brown & Sharpe Manufacturing Company and Richard F. Paolino.

       10.70 (Intentially omitted)

       10.71 Employment Agreement with Robert D. Batting dated September 26,
             1995.

       10.72 Employment Agreement with C. John Cooke dated November 26, 1991.

       10.73 Employment Agreement with Antonio Aparicio dated October 17, 1995.

       10.74 Employment Agreement with Edward J. LaGraize dated August 12, 1996, as amended August 13, 1996.

       10.75 Employment Agreement with James W. Cooper dated July 17, 1996, as amended July 24, 1996 and August 1, 1996.

       10.76 Amendment to Employment Agreement with Frank T. Curtin dated as of January 1, 1996.

             Exhibits 10.69 through 10.76 were filed as Exhibits 10.69 through 10.76, respectively, to the Form S-1 dated October 9, 1996, and are hereby incorporated by reference.

       10.77 Amendment dated September 12, 1996 to Richard F. Paolino's Employment Agreement, filed as Exhibit 10.77 to the Form 10-Q for the quarter ended September 30, 1996, and is hereby incorporated by reference.

      *10.78 Indemnity Agreement with James W. Cooper dated August 19, 1996.

      *10.79 Indemnity Agreement with Harry A. Hammerly dated October 25, 1996.

      *10.80 Indemnity Agreement with John Robert Held dated October 25, 1996.

      *10.81 Indemnity Agreement with Roger E. Levien dated October 25, 1996.

      *10.82 Indemnity Agreement with Christopher J. Garcia dated January 1,
             1997.

      *10.83 Indemnity Agreement with Marcus Burton dated January 1, 1997.

      *11. Computation of Per Share Data for the Three Years Ended December 31, 1996.

       18. Letter of Coopers & Lybrand, independent accountants, regarding preferability of change in accounting principles to conform worldwide use of percent-of-completion basis accounting for long-term large machinery construction contracts of the European operations, filed as Exhibit 18 to Form 10-Q for the quarter ended April 2, 1994, and is hereby incorporated by reference.

      *22.   Subsidiaries of the Registrant.

      *24.1  Consent of Independent Auditors - Ernst & Young LLP.

      *24.2  Consent of Independent Auditors - Coopers & Lybrand L.L.P.


     * To obtain a copy of the Exhibits filed with this Annual Report on Form 10-K, refer to page 57.

     + This identifies management contracts or compensatory plans.

     Shareholders may obtain the following Exhibits filed with the 1996 Annual Report on Form 10-K upon request. Charges will be made according to the following schedule and payment should be made by either check or money order and should accompany the request. The charge for all 1996 Exhibits is $22.21. Charges for previously filed Exhibits incorporated by reference will be provided upon request. Requests should be directed to: Secretary, Brown & Sharpe Manufacturing Company, P.O. Box 456, Precision Park, North Kingstown, Rhode Island 02852.

      Exhibit                                                 Pages    Postage  Total
      -------                                                 ------   -------  ------

       10.78  Indemnity Agreement with
              James W. Cooper dated August 19, 1996.           10       $.78    $3.28

       10.79  Indemnity Agreement with
              Harry A. Hammerly dated October 25, 1996.        10       $.78    $3.28

       10.80  Indemnity Agreement with
              John Robert Held dated October 25, 1996.         10       $.78    $3.28

       10.81  Indemnity Agreement with
              Roger E. Levien dated October 25, 1996.          10       $.78    $3.28

       10.82  Indemnity Agreement with
              Christopher J. Garcia dated January 1, 1997.     10       $.78    $3.28

       10.83  Indemnity Agreement with
              Marcus Burton dated January 1, 1997.             10       $.78    $3.28

       11.    Computation of Per Share Earnings for the
              Three Years Ended December 31, 1996.              1       $.32    $ .57

       22.    Subsidiaries of the Registrant.                   2       $.32    $ .82

       24.1   Consent of Independent Auditors
              - Ernst & Young LLP.                              1       $.32    $ .57

       24.2   Consent of Independent Auditors
              - Coopers & Lybrand L.L.P.                        1       $.32    $ .57
