Form 10-Q
period 1997-03-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1997-05-13
CIK 14637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


[ X ]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[   ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
Commission file number  1-5881
                        ------

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                      050113140
         --------                                      ---------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

   Precision Park, 200 Frenchtown Road, North Kingstown, Rhode Island  02852
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (401) 886-2000
                                 --------------
              (Registrant's telephone number, including area code)


 -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    -------      -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,744,825 shares of Class A common stock, 515,515 shares of Class B common stock, par value $1 per share, outstanding as of April 30, 1997.

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
                                  (Unaudited)

                                               For the Quarter Ended Mar. 31,
                                               ------------------------------
                                                  1997                1996
                                               ----------           ---------
Net sales                                        $70,802             $76,278
Cost of sales                                     45,770              49,290
Research and development expense                   3,113               2,386
Selling, general and administrative expense       19,860              22,089
                                              ----------           ---------
Operating profit                                   2,059               2,513
Interest expense                                   1,434               2,077
Other income, net                                    322                 234
                                              ----------           ---------
Income before income taxes                           947                 670
Income tax provision                                 190                 120
                                              ----------           ---------

Net income                                       $   757             $   550
                                              ==========           =========
Primary and fully diluted
 income per common share:

Net income per share                               $.06                 $.06
                                              ==========           =========
Weighted average shares
 outstanding during the period                13,202,123           8,878,508
                                              ==========           =========

*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                         Mar. 31, 1997   December 31, 1996
                                                         --------------  ------------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 23,684            $ 20,158
 Accounts receivable, net of allowances for
  doubtful accounts of $2,839 and $3,226                       100,932             118,685
 Inventories                                                    82,782              77,572
 Deferred income taxes                                           2,217               2,217
 Prepaid expenses and other current assets                       3,951               5,585
                                                              --------            --------
   Total current assets                                        213,566             224,217
Property, plant and equipment:
 Land                                                            6,698               7,094
 Buildings and improvements                                     40,429              41,840
 Machinery and equipment                                        84,940              90,337
                                                              --------            --------
                                                               132,067             139,271
   Less-accumulated depreciation                                81,057              84,865
                                                              --------            --------
                                                                51,010              54,406
Goodwill, net                                                   10,715              10,806
Other assets                                                    21,464              25,019
                                                              --------            --------
                                                              $296,755            $314,448
                                                              ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Notes payable and current
   installments of long-term debt                             $ 32,274            $ 32,481
 Accounts payable                                               42,980              45,507
 Accrued expenses and income taxes                              34,019              38,217
                                                              --------            --------
  Total current liabilities                                    109,273             116,205
Long-term debt                                                  34,989              36,725
Other long-term liabilities                                      4,154               4,700
Deferred income taxes                                            1,417               1,420
Unfunded accrued pension cost                                    5,430               5,801
Termination indemnities                                          9,033               9,197
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                        -                   -
 Common stock:
  Class A, par value $1; authorized 15,000,000
  shares; issued 12,732,261 shares in 1997
  and 12,689,234 shares in 1996                                 12,732              12,689
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 515,671 shares in 1997
  and 517,604 shares in 1996                                       516                 518
 Additional paid in capital                                    111,270             110,737
 Earnings(deficiency) employed in the business                     530                (227)
 Cumulative foreign currency translation adjustment              7,888              17,175
 Treasury stock:  42,592 shares in 1997 and
  in 1996 at cost                                                 (455)               (455)
 Unearned compensation                                             (22)                (37)
                                                              --------            --------
   Total shareowners' equity                                   132,459             140,400
                                                              --------            --------
                                                              $296,755            $314,448
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
                                  (Unaudited)

                                                                  For the Three-Months Ended Mar. 31,
                                                                 -------------------------------------
                                                                        1997               1996
                                                                 ------------------  -----------------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income (loss)                                                         $    757           $    550
Adjustment for Noncash Items:
 Depreciation and amortization                                               2,475              2,009
 Unfunded pension                                                              100                111
 Deferred compensation                                                          15                 61
 Termination indemnities                                                       708                 53
Changes in Working Capital:
 (Increase) Decrease in accounts receivable                                 11,793               (758)
 Increase in inventories                                                   (11,190)           (10,463)
 (Increase) Decrease in prepaid expenses
  and other current assets                                                   1,253                (43)
 Increase (Decrease) in accounts payable and accrued expenses               (1,679)             6,713
                                                                          --------           --------
  Net Cash (Used in) Provided by Operations                                  4,232             (1,767)
                                                                          --------           --------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                                       (1,753)            (3,664)
 Other investing activities                                                  2,292                (81)
                                                                          --------           --------
  Cash (Used in) Investment Transactions                                       539             (3,745)
                                                                          --------           --------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                                 1,239              1,978
 Principal payments of long-term debt                                       (1,409)              (324)
 Other financing activities                                                     70                428
                                                                          --------           --------
  Cash (Used in) Provided by Financing Transactions                           (100)             2,082
                                                                          --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (1,145)             1,917
                                                                          --------           --------

CASH AND CASH EQUIVALENTS:
 Increase (decrease) during the period                                       3,526             (1,513)
 Beginning balance                                                          20,158              6,262
                                                                          --------           --------
 Ending balance                                                           $ 23,684           $  4,749
                                                                          ========           ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                            $    821           $  1,877
                                                                          ========           ========

 Taxes paid                                                               $     62           $     50
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1996.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less.

3.   The composition of inventory is as follows:


                                           Mar. 31, 1997  Dec. 31, 1996
                                           -------------  -------------
     Parts, raw materials, and supplies          $34,728        $35,897
     Work in process                              19,367         17,116
     Finished goods                               28,687         24,559
                                                 -------        -------
                                                 $82,782        $77,572
                                                 =======        =======

4. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first three-months of 1997 and 1996 is $190 and $120, respectively.

5. Primary and fully diluted earnings per share for the quarter ended March 31, 1997 and 1996 are based upon the weighted average number of common shares outstanding. Basic and diluted earnings per share, as calculated in relation to FAS 128, "Earnings per Share", had no effect for the quarter ended March 31, 1997.

6. Labor Relations. The Company is involved in litigation which arose out of a strike by production employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company's Rhode Island operations which began in 1981. After commencement of the strike, the IAM filed charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unfair labor practices which precipitated the strike. On August 28, 1990, the NLRB dismissed the IAM's charges. The IAM appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. On November 29, 1991, the Court accepted the legal reasoning advanced by the NLRB and the Company in support of the NLRB's 1990 decision, but ordered the NLRB to further clarify and support its decision. The NLRB reaffirmed its original dismissal of the IAM's charges, and the IAM appealed that decision. The Court, on April 7, 1995, vacated the NLRB's earlier decision favorable to the Company and remanded the case to the NLRB for a decision on whether the charges should be dismissed or a trial on the merits should proceed. On August 16, 1996, the NLRB issued a second supplemental decision and order finding in favor of the Company and dismissed the IAM complaint. The IAM has, following an unsuccessful request for a re-hearing and reconsideration of the NLRB's ruling, again appealed the NLRB's decision to the U.S. Court of Appeals. The Company will continue to defend this case vigorously, and management continues to believe that the possibility of an adverse decision in this matter is remote. If the case were ultimately decided against the

     Company and the strike converted to an unfair labor practice, the Company could be liable for back wages for those striking employees, subject to mitigation for certain statutory offsets, whose strike action is determined to be based on the unfair labor practices.

     Environmental. The Company is involved in a lawsuit which arose out of an environmental proceeding in which the United States Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") at a waste disposal site (the "Site") in Rhode Island listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. The Company's proportionate share of the total waste contributed to the Site was minimal in volume and toxicity, and the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and for contribution protection from claims of any third parties who may have liability at the Site. A group of non-settling major PRPs at the Site brought suit in the Federal District Court in Rhode Island in 1991 against all of the settling parties, including the Company, Avet, Inc. et al v. Amtel, Inc. et al, to recover a portion of their past
     ----------------   ------------------
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

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------


The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters ended March 31, 1997 and 1996:

                                                Quarters Ended Mar. 31,
                                               -------------------------
                                                   1997         1996
                                               ------------  -----------
Net sales                                            100.0%       100.0%
Cost of goods sold                                    64.6         64.6
Research and development expense                       4.4          3.1
Selling, general and administrative expense           28.1         29.0
                                                     -----        -----
Operating profit                                       2.9          3.3
Interest expense                                       2.0          2.7
Other income, net                                      0.5          0.3
                                                     -----        -----
Income before income taxes                             1.4          0.9
Income tax provision                                   0.3          0.2
                                                     -----        -----
Net income                                             1.1%         0.7%
                                                     =====        =====

RESULTS OF OPERATIONS
(Quarter Ended March 31, 1997 compared to Quarter Ended March 31, 1996)

NET SALES. Net sales in the first quarter of 1997 decreased 7.2% to $70.8 million, from $76.3 million in the first quarter of 1996. Foreign currency exchange rate fluctuations caused a decrease, on a dollar denominated basis, in net sales in the first quarter of 1997 of $3.1 million as compared to the first quarter of 1996. When translated at 1996 foreign exchange rates, first quarter 1997 net sales decreased approximately $2.4 million or 3.1% from first quarter 1996 sales. The $2.4 million decrease is comprised of a $1.4 million decrease in Measuring Systems Division ("MS"), a $0.9 million decrease in Precision Measuring Instruments Division ("PMI"), and a $0.1 million decrease in the Custom Metrology Division ("CM").

GROSS PROFIT. Gross profit decreased 8.0% from $27.0 million in the first quarter of 1996 to $25.0 million in the first quarter of 1997 due to the decreased sales in 1997, discussed above. As a percentage of net sales, gross profit margin was 35.4% in the first quarter of 1997 and 1996. PMI's margin increased while MS and CM decreased. MS margins decreased due to increased unabsorbed costs arising from reduced sales volume.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $0.7 million or 29.2% from $2.4 million in the first quarter of 1996. This increase is primarily due to investments in new software and sensors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A") in the first quarter of 1997 was $19.9 million or 28.1% of net sales, representing a decrease from $22.1 million or 29.0% of net sales in the comparable period in 1996. Exclusive of foreign currency transaction losses, which amounted to a $0.1 million loss in 1997 and $0.6 million loss in 1996, SG&A decreased from 28.2% of sales in 1996 to 27.2% of sales in 1997. The decrease was primarily due to decreased sales commissions and reduced sales and administrative expenses.

INTEREST EXPENSE. Interest expense decreased 33.3%, or $0.7 million, from $2.1 million in the first quarter of 1996 to $1.4 million in the first quarter of 1997. The decrease reflects $35.2 million lower average borrowings in the first quarter of 1997 as compared to borrowings in the first quarter of 1996. The reduced borrowings in 1997 result from the payment of approximately $34.1 million of short-term debt, which occurred in the fourth quarter of 1996 using $35.6 million of proceeds obtained in the Company's $48 million common stock offering.

INCOME TAX EXPENSE. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective income tax rates for the full year. The estimated 1997 effective tax rate amounted to 20.0% which compared with the effective tax rate of 11.0% for the year ended December 31, 1996. The increase in the effective tax rate in 1997 from the year ended December 31, 1996 is attributable to higher income earned in a taxable foreign jurisdiction in 1997.

NET INCOME (LOSS). As a result of the preceding factors, the Company had net income of $0.8 million ($.06 per share) in the first quarter of 1997 compared to a net income of $0.6 million ($.06 per share) in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Over the last several years, prior to the 1996 equity offering, the Company has funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, sales proceeds from discontinued businesses, borrowings under short-term credit facilities, an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. In October 1996 a $48 million public equity offering of 4.4 million new shares of common stock was completed. At March 31, 1997, the Company's outstanding indebtedness was $67.3 million, including $66.6 million of long-term indebtedness (including current portion) and $0.7 million of short-term borrowings, and the Company's cash and cash equivalents were $23.7 million. The Company has a domestic secured revolving credit facility ("the Facility") which provides for maximum aggregate borrowings of $25.0 million and foreign credit facilities which provide for maximum aggregate borrowings of $41.4 million. The Facility is available for working capital and general corporate purposes. Of the foreign credit facilities, $18 million is available for working capital and general corporate purposes to the Company's foreign subsidiary in the country where borrowed, $14.8 million is available on presentment of certain local and export related eligible invoices and $8.6 million is available to support letters of credit and performance and bid bonds. Actual availability under the Facility is limited on the basis of eligible United States accounts receivable and inventory. At March 31, 1997, giving effect to such borrowing base limitations and outstanding borrowings, the Company had no outstanding borrowings under the Facility, and the Company's maximum available additional borrowings under the Facility were $17.8 million and its maximum available additional borrowings and letters of credit under its foreign credit facilities were $35.7 million.

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

Management believes that, the 1996 public equity offering and the additional borrowing capacity it allows along with the available existing short- and long-term borrowings, cash on hand and future cash flow from operations will be sufficient to meet foreseeable cash requirements of the Company for the next three to four years. Significant acquisitions or strategic partnerings could, however, increase the Company's capital requirements, and in such event the Company might seek to raise additional debt or equity.

CASH FLOW. Net cash provided by operations in the first quarter of 1997 was $4.2 million, as compared to net cash used in operations of $1.8 million for the same period in 1996. For the quarter ended March 31, 1997, net income of $0.8 million was increased by depreciation and other non-cash items of $3.3 million and an increase in working capital of $0.1 million. For the quarter ended March 31, 1996, net income of $0.6 million was increased by depreciation and other non-cash items of $2.2 million and was decreased by working capital of $4.6 million.

Net cash provided from investment transactions in the first quarter of 1997 was $0.5 million as compared to net cash used in investment transactions during the first quarter of 1996 of $3.8 million. During the first quarter of 1997 and 1996, investment transactions included capital expenditures of $1.8 million and $3.7 million, respectively.

Cash used in financing transactions was $0.1 million during the first quarter of 1997 compared with $2.1 million provided by financing transactions for the same period in 1996. Financing transactions during the first quarter of 1997 included $1.2 million of short-term borrowings offset by $1.4 million of long-term debt payments. Financing transactions for the same period in 1996 included $2.0 million of short-term borrowings offset by $0.3 million of long-term debt payments.

WORKING CAPITAL. Working capital was $104.3 million at December 31, 1997 compared to $108.0 million at December 31, 1996. Inventories increased to $82.8 million at March 31, 1997, an increase of $5.2 million from the end of 1996, and accounts receivable decreased $17.8 million from December 31, 1996. In addition, total short-and long-term borrowing decreased $1.9 million to a total of $67.3 million at March 31, 1997 as compared to $69.2 million at December 31, 1996.

CAPITAL EXPENDITURES. The Company's capital expenditures were approximately $1.8 million in the first quarter of 1997 compared to $3.7 million for the same period in 1996.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING. The Company invested $4.0 million, or 5.6% of net sales, and $3.1 million, or 4.0% of net sales for the first quarters of 1997 and 1996, respectively, for product design and manufacturing engineering.

PROSPECTIVE INFORMATION

This section includes certain forward-looking statements about the Company's sales, expenditures and cost savings, operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" in the Company's Report on Form 10-K for the year 1996.

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended March 31, 1997.

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

May 14, 1997

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

 11. Computation of Per Share Data for the three-month periods ended March 31, 1997 and 1996.