Form 10-K/A
period 1996-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1997-06-27
CIK 14637

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



     The undersigned registrant hereby amends the following items, financial statement, exhibits or other portions of its Annual Report for the year ended December 31, 1996, on Form 10-K as set forth in the pages attached hereto:

     The Exhibit Index and Exhibits are amended to reflect the addition of the following:

     "Exhibit 28.1 - Annual Report on Form 11-K for The Brown & Sharpe Savings and Retirement Plan for Management Employees for the year ended December 31, 1996."

     "Exhibit 28.2 - Annual Report on Form 11-K for The Brown & Sharpe Savings and Retirement Plan for the year ended December 31, 1996."

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Brown & Sharpe Manufacturing Company



                                 By: /s/ Alfred J. Corso
                                    ------------------------------------
                                    Alfred J. Corso
                                    Controller
                                    (Principal Accounting Officer)