Form 10-Q
period 1997-06-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1997-08-06
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number  1-5881
                        ------

                     BROWN & SHARPE MANUFACTURING COMPANY
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                         050113140
        --------                                         ---------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

   Precision Park, 200 Frenchtown Road, North Kingstown, Rhode Island  02852
 -----------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (401) 886-2000
                 --------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,745,737 shares of Class A common stock, 514,603 shares of Class B common stock, par value $1 per share, outstanding as of June 30, 1997.

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS*

                     BROWN & SHARPE MANUFACTURING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                For the Quarter Ended June 30,     For the Six-Months Ended June 30,
                                ------------------------------     ---------------------------------
                                      1997        1996                   1997           1996
                                      ----        ----                   ----           ----
Net sales                          $  78,094       $  89,835         $  148,896       $ 166,113
Cost of sales                         50,481          58,956             96,251         108,246
Research and development               2,905           3,061              6,018           5,447
Selling, general and
  administrative expense              21,992          23,015             41,852          45,104
                                   ----------      ---------         ----------       ---------
Operating profit                       2,716           4,803              4,775           7,316
Interest expense                       1,499           2,476              2,933           4,553
Other income (expense), net              294             (65)               616             169
                                   ----------      ---------         ----------       ---------
Income before income taxes             1,511           2,262              2,458           2,932
Income tax provision                     302             408                492             528
                                   ----------      ---------         ----------       ---------
Net income                         $   1,209       $   1,854         $    1,966       $   2,404
                                   ==========      =========         ==========       =========
Net income
  per common share:

  Primary                          $      .09      $     .21         $      .15       $     .27
                                   ==========      =========         ==========       =========
  Fully diluted                    $      .09      $     .21         $      .15       $     .27
                                   ==========      =========         ==========       =========
Weighted average shares for
  primary for the six months
  ended June 30, 1997 and
  for the quarters 1997 and
  1996, respectively and
  for the six months ended
  June 30, 1996 primary and
  fully diluted were based
  on the weighted average
  shares and common stock
  equivalents                      13,493,754      8,889,803         13,473,367       8,884,156
                                   ==========      =========         ==========       =========



* The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

                                         June 30, 1997   December 31, 1996
                                         -------------   -----------------
ASSETS                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                 $ 16,525         $ 20,158
  Accounts receivable, net
    of allowances for
    doubtful accounts of
    $2,972 and $3,226                         97,684          118,685
  Inventories                                 82,973           77,572
  Deferred income taxes                        2,217            2,217
  Prepaid expenses and other
    current assets                             3,545            5,585
                                            --------         --------
      Total current assets                   202,944          224,217
Property, plant and equipment:
  Land                                         6,688            7,094
  Buildings and improvements                  41,374           41,840
  Machinery and equipment                     85,347           90,337
                                            --------         --------
                                             133,409          139,271
    Less-accumulated depreciation             81,926           84,865
                                            --------         --------
                                              51,483           54,406
Goodwill, net                                 10,488           10,806
Other assets                                  25,925           25,019
                                            --------         --------
                                            $290,840         $314,448
                                            ========         ========
LIABILITIES AND SHAREHOWNERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
    installments of long-term debt          $ 31,741         $ 32,481
  Accounts payable                            44,325           45,507
  Accrued expenses and income taxes           28,515           38,217
                                            --------         --------
    Total current liabilities                104,581          116,205

Long-term debt                                33,664           36,725
Other long-term liabilities                    3,694            4,700
Deferred income taxes                          1,418            1,420
Unfunded accrued pension cost                  5,305            5,801
Termination indemnities                        8,789            9,197
SHAREOWNERS' EQUITY:
  Preferred stock, $1 par value;
    authorized 1,000,000 shares                  -                -
  Common stock:
    Class A, par value $1;
      authorized 15,000,000
      shares; issued 12,788,329
      shares in 1997 and 12,689,234
      shares in 1996                          12,788           12,689
    Class B, par value $1;
      authorized 2,000,000
      shares; issued and outstanding
      514,603 shares in 1997
      and 517,604 shares in 1996                 515              518
    Additional paid in capital               111,587          110,737
    Retained earnings (deficiency)             1,739             (227)
    Cumulative foreign currency
      translation adjustment                   7,226           17,175
    Treasury stock:  42,592 shares
      in 1997 and in 1996 at cost               (455)            (455)
    Unearned compensation                        (11)             (37)
                                            --------         --------
       Total shareowners' equity             133,389          140,400
                                            --------         --------
                                            $290,840         $314,448
                                            ========         ========

* The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                         For the Six-Months Ended June 30,
                                         ---------------------------------
                                                1997           1996
                                                ----           ----
CASH PROVIDED BY (USED IN) OPERATIONS:
Net income                                    $  1,966       $  2,404
Adjustment for Noncash Items:
  Depreciation and amortization                  4,964          3,962
  Unfunded pension                                 196            218
  Deferred compensation                             26            122
  Termination indemnities                          562            159
Changes in Working Capital:
  (Increase) Decrease in accounts
    receivable                                  13,871         (4,908)
  Increase in inventories                      (12,556)       (11,463)
  Decrease (increase) in prepaid
    expenses and other current assets            1,609           (486)
  Increase (decrease) in accounts
    payable and accrued expenses                (5,115)         5,207
                                              --------       --------
    Net Cash (Used in) Provided by
      Operations                                 5,523         (4,785)
                                              --------       --------
INVESTMENT TRANSACTIONS:
  Capital expenditures                          (4,803)        (5,425)
  Other investing activities                    (2,288)           405
                                              --------       --------
  Cash (Used in) Investment Transactions        (7,091)        (5,069)
                                              --------       --------
FINANCING TRANSACTIONS:
  Increase (decrease) in short-term debt           (77)         4,444
  Proceeds from issuance of long-term
    debt                                          -             2,963
  Principal payments of long-term debt          (1,744)        (1,593)
  Other financing activities                       (19)           428
                                              --------       --------
  Cash (Used in) Provided by
    Financing Transactions                      (1,840)         6,242
                                              --------       --------
Effect of Exchange Rate Changes on Cash           (225)         1,576
                                              --------       --------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) during the period         (3,633)        (2,036)
  Beginning balance                             20,158          6,262
                                              --------       --------
  Ending balance                              $ 16,525       $  4,226
                                              ========       ========
SUPPLEMENTARY CASH FLOW INFORMATION:

  Interest paid                               $  2,379       $  4,158
                                              ========       ========
  Taxes paid                                  $    952       $    262
                                              ========       ========

* The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1996.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less.

3.  The composition of inventory is as follows:


                                            June 30, 1997   Dec. 31, 1996
                                            -------------   -------------
    Parts, raw materials, and supplies         $ 35,043        $ 35,897
    Work in process                              18,867          17,116
    Finished goods                               29,063          24,559
                                               --------        --------
                                               $ 82,973        $ 77,572
                                               ========        ========

4. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first half of 1997 and 1996 is $492 and $528, respectively.

5.  Primary and fully diluted earnings per share for the quarters ended June
    30, 1997 and 1996 are based upon the weighted average number of common shares outstanding. Primary and fully diluted earnings per share for the half-year ended June 30, 1997 is based on the weighted average number of common shares outstanding while for the half-year ended June 30, 1996, primary and fully diluted earnings per share is based upon the weighted average number of common shares outstanding and common stock equivalents. Basic and diluted earnings per share, as calculated in relation to FAS 128, "Earnings per Share", had no effect for the quarter and half-year ended June 30, 1997.

6. Labor Relations. The Company is involved in litigation which arose out of a strike by production employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company's Rhode Island operations which began in October of 1981. After commencement of the strike, the IAM filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company precipitated the strike, which charges were after investigation dismissed. The charges were reinstated in December of 1983; however, on August 28, 1990, an Administrative Law Judge of the NLRB dismissed the reinstated charges. The IAM appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. On November 29, 1991, the Court accepted the legal reasoning advanced by the NLRB and the Company in support of the NLRB's 1990 decision, but ordered the NLRB to further clarify and support its decision. The NLRB reaffirmed its original dismissal of the IAM's charges, and the IAM appealed that decision. The Court, on April 7, 1995, vacated the NLRB's earlier decision favorable to the Company and remanded the case to the NLRB for a decision on whether the reinstated charges should be dismissed or a trial on the merits should proceed. On August 16,

    1996, the NLRB issued a second supplemental decision and order finding in favor of the Company and dismissed the IAM complaint. The IAM has, following an unsuccessful request for a re-hearing and reconsideration of the NLRB's ruling, again appealed the NLRB's decision to the U.S. Circuit Court of Appeals. The Company will continue to defend this case vigorously, and management continues to believe that the possibility of an adverse decision in this matter is remote. If the case were ultimately decided against the Company and the strike converted to an unfair labor practice, the Company could be liable for back wages for those striking employees, subject to mitigation for certain statutory offsets, whose strike action is determined to be based on the unfair labor practices.

    Environmental. The Company is involved in a lawsuit which arose out of an environmental proceeding in which the United States Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") at a waste disposal site (the "Site") in Rhode Island listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. The Company's proportionate share of the total waste contributed to the Site was minimal in volume and toxicity, and the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and for contribution protection from claims of any third parties who may have liability at the Site. A group of non-settling major PRPs at the Site brought suit in the Federal District Court in Rhode Island in 1991 against all of the settling parties, including the Company, Avet, Inc. et al v.
                                                        -------------------
    Amtel, Inc. et al, to recover a portion of their past and anticipated future
    -----------------
    costs of performing the clean-up remedy. The Court entered a summary judgment in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRPs have appealed that ruling and subsequently brought suit against the EPA seeking to have the settlements of the de minimis settling parties set aside. The Company has been advised that the plaintiffs in that case have reached a settlement which should result in a withdrawal of the appeal of the summary judgment in favor of the Company and finally conclude the matter.

    On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, New York. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, New York, acquired in 1987 and merged with and into the Company in 1991, contributed hazardous waste to the site for disposal and that the Company is a PRP as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500,000, and it has expressed a willingness to settle its claim with all PRPs receiving the notice. The Company is continuing efforts to settle this claim and estimates that any potential loss it might incur as a result of any involvement or settlement of its share of potential liability at this site would not be material.

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

                     BROWN & SHARPE MANUFACTURING COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and half years ended June 30, 1997 and 1996:

                           Quarters Ended June 30    Half-Years Ended June 30
                           ----------------------    ------------------------
                              1997      1996             1997       1996
                              ----      ----             ----       ----
Net sales                    100.0%    100.0%           100.0%     100.0%
Cost of goods sold            64.6      65.6             64.6       65.2
Research and development
  expense                      3.7       3.4              4.0        3.3
Selling, general and
  administrative expense      28.2      25.6             28.1       27.2
                             -----     -----            -----      -----
Operating profit               3.5       5.4              3.3        4.3
Interest expense               1.9       2.8              2.0        2.7
Other income (expense),
  net                          0.4      (0.1)             0.4        0.1
                             -----     -----            -----      -----
Income (loss) before
  income taxes                 2.0       2.5              1.7        1.7
Income tax provision           0.4       0.4              0.3        0.3
                             -----     -----            -----      -----
Net income (loss)              1.6%      2.1%             1.4%       1.4%
                             =====     =====            =====      =====


RESULTS OF OPERATIONS
(Quarter Ended June 30, 1997 compared to Quarter Ended June 30, 1996)

NET SALES. Net sales in the second quarter of 1997 were $78.1 million, compared to $89.8 million in the second quarter of 1996. Foreign currency exchange rate changes from the rates used in the comparable quarter of 1996 caused a translation decrease in net sales in the second quarter of 1997 of $4.1 million as compared with the second quarter of 1996. Excluding the effect of this item, second quarter 1997 net sales decreased approximately $7.6 million or 8.5% from second quarter 1996 sales. $7.3 million of the $7.6 million decrease occurred in MSD and $0.3 million from the other divisions. Although MSD's orders in the second quarter of 1997 were above those in the comparable 1996 quarter by $8.5 million before the currency translation impact and $3.3 after such impact, MSD's sales in 1997 were below 1996 sales due to the late receipt of orders in the quarter for longer lead-time type products, the mix of orders received for "standard" product versus what had been planned and available for shipment, and the delay in release of two new products. This contributed to an increased backlog of $16.6 million at June 30, 1997 over the backlog at March 31, 1997.

GROSS PROFIT. Gross profit margin increased to 35.4% of sales in the second quarter of 1997 from 34.4% in the second quarter of 1996. MSD's margins were approximately the same in 1997 while PMI's margin increased. The PMI increase resulted from increased fixed overhead cost absorption due to higher production levels.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased $0.2 million from the $3.1 million in the second quarter of 1996. Foreign currency exchange rate fluctuations was the cause of most of the decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense in the second quarter of 1997 was $22.0 million or 28.2% of net sales, representing a decrease from $23.0 million or 25.6% of net sales in the comparable period in 1996. Foreign currency exchange rate changes for the comparable 1996 quarter were the cause of nearly all of the decrease. Excluding the effect of foreign currency, SG&A was approximately the same amount for each period, and therefore a higher percentage of net sales in the second quarter of 1997.

INTEREST EXPENSE. Interest expense totaled $1.5 million in the second quarter of 1997 compared to $2.5 million in the second quarter of 1996. This decrease reflects a $38.9 million decrease in average borrowings in the second quarter of 1997, compared with the average borrowings in the second quarter of 1996. The reduced borrowings in 1997 result primarily from the payment of approximately $34.1 million of short-term debt which occurred in the fourth quarter of 1996 using $35.6 million of proceeds obtained in the Company's $48 million stock offering in October 1996.

INCOME TAX EXPENSE. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective income tax rates for the full year. The 1997 effective tax rate amounted to 20% which compared with the effective tax rate of 11% for the year ended December 31, 1996. The increase in the effective tax rate in 1997 from the effective rate for year ended December 31, 1996 is attributable to higher income earned in a taxable jurisdiction in 1997.

RESULTS OF OPERATIONS
(Half-Year Ended June 30, 1997 compared to Half-Year Ended June 30, 1996)

NET SALES. Net sales in the first half of 1997 decreased 10.4% or $17.2 million over the first half of 1996, from $166.1 million to $148.9 million. Foreign currency exchange rate changes from the rates used in the comparable half of 1996 caused a translation decrease in net sales of $6.9 million in the first half of 1997 as compared to the first half of 1996. Sales decreased, excluding foreign currency effects, $10.3 million over the first half of 1996. MSD was responsible for $8.8 million of the $10.3 million decrease, and the remainder occurred at the other divisions. Although MSD's orders in the second quarter of 1997 were above those in the comparable 1996 quarter, MSD's sales in 1997 were below 1996 sales due to manufacturing difficulties in coordinating production of specific types of products with the timing of receipt and product mix of the orders. This contributed to an increased backlog of $16.6 million at June 30, 1997 over the backlog at March 31, 1997.

GROSS PROFIT. Gross profit margin increased 0.6 percentage points to 35.4% in the first half of 1997 from 34.8% in the first half of 1996, over which period MSD's margins decreased slightly while the PMI and CM Divisions' margins increased. The PMI increase is due to increased production levels and consequently more fixed overhead cost absorption.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $0.6 million from the $5.4 million reported in the first half of 1996. Foreign currency exchange rate fluctuations caused a decrease in R&D expense of $0.6 million in the first half of 1997 compared to the first half of 1996. The $1.2 million increase is primarily due to investments in new software and sensors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A") as a percentage of net sales increased to 28.1% in the first half of 1997 from 27.2% in the first half of 1996. Exclusive of foreign currency transaction gains or losses, which amounted to a $0.8 million loss in 1997 and a $0.7 million loss in 1996, SG&A increased as a percentage of net sales from 26.7% of sales in 1996 to 27.6% of sales in 1997. Excluding foreign currency rate changes for the comparable 1996 half and outside agents commissions SG&A decreased $0.8 million in 1997 compared to the first half of 1996 primarily due to a cost reduction program by the PMI Division in 1996 that was fully reflected in the 1997 results.

INTEREST EXPENSE. Interest expense totaled $2.9 million, in the first half of 1997 compared to $4.6 million in the first half of 1996. The decrease effects a $37.8 million decrease in average borrowings for the first half of 1997 compared with the first half of 1996. The reduced borrowings in 1997 result primarily from the payment of approximately $34.1 million of short-term debt, which occured in the fourth quarter of 1996 using $35.6 million of proceeds obtained in the Company's $48 million stock offering in October 1996.

INCOME TAX EXPENSE. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of the effective income tax rates for the full year. The estimated

1997 effective tax rate amounted to 20% which compared with the effective tax rate of 11% for the year ended December 31, 1996. The increase in the effective tax rate in 1997 from the year ended December 31, 1996 is attributable to higher income earned in a taxable jurisdiction in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Over the last several years, prior to the 1996 equity offering, the Company had funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, sales proceeds from discontinued businesses, borrowings under short-term credit facilities, an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. In October 1996 a $48 million public equity offering of 4.4 million new shares of common stock was completed. At June 30, 1997, the Company's outstanding indebtedness was $65.4 million, including $64.8 million of long-term indebtedness (including current portion) and $0.6 million of short-term borrowings, and the Company's cash and cash equivalents were $16.5 million.
The Company has a domestic secured revolving credit facility ("the Facility") which provides for maximum aggregate borrowings of $25.0 million and foreign credit facilities which provide for maximum aggregate borrowings of $62.2 million. The Facility is available for working capital and general corporate purposes. Of the foreign credit facilities, $18.2 million is available for working capital and general corporate purposes to the Company's foreign subsidiary in the country where borrowed, $6.2 million is available on presentment of certain local and export related eligible invoices and $12.8 million is available to support letters of credit and performance and bid bonds. Actual availability under the Facility is limited on the basis of eligible United States accounts receivable and inventory. At June 30, 1997, giving effect to such borrowing base limitations and outstanding borrowings, the Company had no outstanding borrowings under the Facility, and the Company's maximum available additional borrowings under the Facility were $23.0 million and its maximum available additional borrowings and letters of credit under its foreign credit facilities were $34.3 million. The Company's foreign credit facilities are generally due on demand and certain of such facilities are secured by certain of the Company's foreign assets.

The commitments under the Facility continue until September 1997 and automatically renew thereafter for one year periods, subject to the termination provisions contained in the Facility. The Facility is secured by substantially all of the Company's domestic assets and 65% of the shares of certain foreign subsidiaries and contains a number of covenants, including the obligation to maintain certain financial ratios and a prohibition on the payment of dividends. The Company has given notice to the financial institution providing the Facility that it would not be renewed. The Company has received proposals from several banks that would provide a new multi-year, multi-currency revolving credit (the "New Facility") for at least $25 million, and is in negotiations with a bank group to provide such New Facility on an unsecured basis as of the termination of the Facility.

At December 31, 1996, the annual maturities of the Company's long-term debt were $31.8 million, $4.7 million, $9.8 million, $4.7 million and $6.3 million for 1997, 1998, 1999, 2000 and 2001, respectively. The 1997 maturities include three-year term notes with two banks totaling $25 million maturing in September 1997. The Company is in the process of refinancing these notes along with certain other of its long-term debt through a private placement of long-term notes ("New LT Debt"). The timing of the private placement may require the Company to rely on short-term bridge financing until it is complete. The banking group mentioned above has indicated their willingness to provide such bridge financing.

At the date of this Report, no commitment letters have been entered into for the New Facility or for the New LT Debt, upon which the Company will be dependent. Although the Company believes that these new financings should be completed on a timely basis, circumstances could occur requiring higher cost, short-term financing alternatives. Accordingly, management believes that, the 1996 public equity offering and the additional borrowing capacity it allows along with the available existing and planned short- and long-term borrowings, including the New Facility and the New LT Debt, cash on hand and future cash flow from operations will be sufficient to meet foreseeable cash requirements of the Company for the next three to four years. Also, significant acquisitions or strategic partnerings could increase the Company's capital requirements, and in such event the Company might seek to raise additional debt or equity.

CASH FLOW. Net cash provided by operations in the first half of 1997 was $5.5 million, as compared to net cash used in operations of $4.8 million for the same period in 1996. For the first half of 1997, net income of $2.0 million was increased by depreciation and other non-cash items of $5.7 million and offset by an increase in working capital of $2.2 million. For the first half of 1996, net income of $2.4 million was increased by depreciation and other non-cash items of $4.5 million and was offset by increases in working capital of $11.7 million.

Net cash used in investment transactions in the first half of 1997 was $7.1 million as compared to net cash used in investment transactions during the first half of 1996 of $5.1 million. During the first half of 1997 and 1996, investment transactions included capital expenditures of $4.8 million and $5.4 million, respectively, and in 1997, $1.7 million of expenditures for management information systems and demonstration equipment. $3.2 million of the 1996 expenditures of $5.4 million was for the new facility in Telford, England.

Cash used in financing transactions was $1.8 million during the first half of 1997 compared with $6.2 million provided by financing transactions for the same period in 1996. Financing transactions during the first half of 1997 included $0.1 million of short-term debt payments along with $1.7 million of long-term debt payments. Financing transactions for the same period in 1996 included $4.4 million of short-term borrowings and $3.0 million of long-term debt to finance the new plant in Telford offset by $1.6 million of long-term debt payments.

WORKING CAPITAL. Working capital was $98.4 million at June 30, 1997 compared to $108.0 million at December 31, 1996. Inventories increased to $83.0 million at June 30, 1997, an increase of $5.4 million from the end of 1996, reflecting lower sales than received, and accounts receivable decreased $21.0 million from December 31, 1996, reflecting the collection of seasonally high year-end receivables and lower sales than in the second quarter of the prior year. In addition, total short- and long-term borrowing decreased $3.8 million to a total of $65.4 million at June 30, 1997 as compared to $69.2 million at December 31, 1996. Subsequent to June 30, 1997, the Company purchased the 50% interest in Automation Software, Incorporated of its joint venture partner, Analysis & Technology, Inc. for $3 million.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING. The Company invested $6.9 million, or 4.6% of net sales, and $7.0 million, or 4.2% of net sales for the first half of 1997 and 1996, respectively, for product design and manufacturing engineering.

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

                          PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Stockholders was held on Friday, April 25, 1997. The stockholders voted to (1) fix the number of directors at nine and to elect nominees to the Board of Directors to serve for the ensuing term;
(2) increase the authorized number of Class A Common Stock from 15,000,000 shares to 30,000,000 shares; (3) increase the aggregate number of shares of stock authorized for issuance and delivery in connection with awards under the Company's 1989 Equity Incentive Plan from 875,000 shares of Class A Common Stock to 1,525,000 shares; and (4) ratify and approve the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the year 1997.

The following is a summary of the results of matters submitted to security holders:

(1) The following persons were elected to serve as directors for three year terms expiring in 2000 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

    Name                                 For           Withheld
    ----                                 ---           --------
    Class A Common Stock
       Frank T. Curtin               10,462,144         455,622
       Paul R. Tregurtha             10,460,424         457,342
       Harry A. Hammerly             10,462,394         455,372

    Class B Common Stock
       Frank T. Curtin                4,668,037         164,911
       Paul R. Tregurtha              4,668,967         163,981

    The following directors have terms of office which continued after the meeting: Russell A. Boss, J. Robert Held, Henry D. Sharpe, III, Howard K. Fuguet, John M. Nelson, and Roger E. Levien.


                                     For         Against   Abstain    No Vote
                                     ---         -------   -------    -------
(2) Increase the authorized
    Class A Common Stock from
    15,000,000 shares to
    30,000,000 shares             14,776,776     938,205    35,733       -

(3) Increase the number of
    shares in the Equity
    Incentive Plan from
    875,000 shares to
    1,525,000 shares              11,835,525   2,141,109   106,517   1,667,837

(4) Appointment of Ernst & Young
    L.L.P. as the Company's
    independent accountants       15,607,398      52,953    90,363       -

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A. See Exhibit Index annexed.

        B. No Form 8-K was filed during the quarter ended June 30, 1997.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BROWN & SHARPE MANUFACTURING COMPANY


                            By: /s/ Charles A. Junkunc
                                -------------------------------------------
                                Charles A. Junkunc
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)

August 6, 1997

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

11. Computation of Per Share Data for the half years ended June 30, 1997 and 1996.

27. Financial Data Schedule.