Form 10-Q
period 1997-09-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1997-11-14
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[X]
 -             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]      NO
      ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,778,702 shares of Class A common stock, 513,638 shares of Class B common stock, par value $1 per share, outstanding as of September 30, 1997.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                     For the Quarter Ended Sept 30,   For the Nine-Months Ended Sept 30,
                                    --------------------------------  -----------------------------------
                                         1997             1996              1997               1996
                                    ---------------  ---------------  -----------------  ----------------

Net sales                                  $78,555          $83,791           $227,451           $249,904
Cost of sales                               52,947           55,239            149,198            163,485
Research and development                     2,872            2,520              8,890              7,967
Selling, general and
 administrative expense                     19,830           22,971             61,682             68,075
                                           -------          -------           --------           --------
Operating profit                             2,906            3,061              7,681             10,377
Interest expense                             1,353            2,031              4,286              6,584
(Loss) on disposal of subsidiary            (1,346)               -             (1,346)                 -
Other income, net                              155              151                771                320
                                           -------          -------           --------           --------
Income before income taxes                     362            1,181              2,820              4,113
Income tax provision (benefit)                  72              (76)               564                452
                                           -------          -------           --------           --------

Net income                                 $   290          $ 1,257           $  2,256           $  3,661
                                           =======          =======           ========           ========
Net income
 per common share:

 Primary                                      $.02             $.14               $.17               $.41
                                              ====             ====               ====               ====

 Fully diluted                                $.02             $.14               $.17               $.41
                                              ====             ====               ====               ====


Weighted average shares
 outstanding and common stock
 equivalents during the period          13,522,795        8,885,696         13,489,843          8,884,669
                                        ==========        =========         ==========          =========


*  The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Dollars in Thousands)

                                                         Sept 30, 1997   December 31, 1996
                                                         --------------  ------------------
                        ASSETS                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 16,513            $ 20,158
 Accounts receivable, net of allowances for
  doubtful accounts of $2,144 and $3,226                       100,438             118,685
 Inventories                                                    79,027              77,572
 Deferred income taxes                                           2,531               2,217
 Prepaid expenses and other current assets                       3,831               5,585
                                                              --------            --------
   Total current assets                                        202,340             224,217
Property, plant and equipment:
 Land                                                            6,597               7,094
 Buildings and improvements                                     41,716              41,840
 Machinery and equipment                                        87,611              90,337
                                                              --------            --------
                                                               135,924             139,271
   Less-accumulated depreciation                                84,263              84,865
                                                              --------            --------
                                                                51,661              54,406
Goodwill, net                                                   10,328              10,806
Other assets                                                    24,945              25,019
                                                              --------            --------
                                                              $289,274            $314,448
                                                              ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current
   installments of long-term debt                             $ 18,495            $ 32,481
 Accounts payable                                               43,150              45,507
 Accrued expenses and income taxes                              34,261              38,217
                                                              --------            --------
  Total current liabilities                                     95,906             116,205
Long-term debt                                                  46,071              36,725
Other long-term liabilities                                      3,634               4,700
Deferred income taxes                                            1,555               1,420
Unfunded accrued pension cost                                    5,359               5,801
Termination indemnities                                          8,816               9,197
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                       --                  --
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 12,821,294 shares
  in 1997 and 12,689,234 shares in 1996                         12,821              12,689
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 513,638 shares in 1997
  and 517,604 shares in 1996                                       514                 518
 Additional paid in capital                                    111,773             110,737
 Retained earnings (deficiency)                                  2,029                (227)
 Cumulative foreign currency translation adjustment              1,254              17,175
 Treasury stock:  42,592 shares in 1997 and
  in 1996 at cost                                                 (455)               (455)
 Unearned compensation                                              (3)                (37)
                                                              --------            --------
   Total shareowners' equity                                   127,933             140,400
                                                              --------            --------
                                                              $289,274            $314,448
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
                                  (Unaudited)

                                                                  For the Nine-Months Ended Sept 30,
                                                                 ------------------------------------
                                                                       1997               1996
                                                                 -----------------  -----------------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income                                                                $ 2,256           $  3,661
Adjustment for Noncash Items:
 Depreciation and amortization                                              7,367              5,934
 Unfunded pension                                                             291                327
 Deferred compensation                                                         34                189
 Termination indemnities                                                      706                287
Changes in Working Capital:
 (Increase) Decrease in accounts receivable                                12,628            (11,313)
 Increase in inventories                                                   (8,625)            (8,817)
 Decrease (increase) in prepaid expenses
  and other current assets                                                  1,162               (143)
 Increase (decrease) in accounts payable and accrued expenses              (2,299)             3,820
                                                                          -------           --------
  Net Cash (Used in) Provided by Operations                                13,520             (6,055)
                                                                          -------           --------

INVESTMENT TRANSACTIONS:
 Acquisition of equity investee, net of cash acquired                      (3,000)                 -
 Capital expenditures                                                      (6,096)            (7,675)
 Other investing activities                                                  (519)              (271)
                                                                          -------           --------
  Cash (Used in) Investment Transactions                                   (9,615)            (7,946)
                                                                          -------           --------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                               24,420              7,915
 Proceeds from issuance of long-term debt                                       -              2,979
 Principal payments of long-term debt                                     (27,001)            (2,855)
 Other financing activities                                                   148                250
                                                                          -------           --------
  Cash (Used in) Provided by Financing Transactions                        (2,433)             8,289
                                                                          -------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (5,117)             4,837
                                                                          -------           --------

CASH AND CASH EQUIVALENTS:
 Increase (decrease) during the period                                     (3,645)              (875)
 Beginning balance                                                         20,158              6,262
                                                                          -------           --------
 Ending balance                                                           $16,513           $  5,387
                                                                          =======           ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                            $ 3,453           $  5,339
                                                                          =======           ========

 Taxes paid                                                               $ 1,298           $    685
                                                                          =======           ========


*  The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                            (Dollars in Thousands)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1996.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less.

3.   The composition of inventory is as follows:


                                           Sept 30, 1997  Dec. 31, 1996
                                           -------------  -------------
     Parts, raw materials, and supplies          $34,714        $35,897
     Work in process                              19,877         17,116
     Finished goods                               24,436         24,559
                                                 -------        -------
                                                 $79,027        $77,572
                                                 =======        =======

4. In July 1997, the Company purchased for $3 million the remaining interest of its 50% owned joint venture, Automation Software, Incorporated ("ASI"). Prior to Brown & Sharpe's purchase of the remaining interest of ASI, the Company accounted for its investment in ASI using the equity method of accounting. As of August 1, 1997, ASI's financial position and results of operations have been included in the Company's consolidated financial statements. Pro forma results of operations for 1997 and 1996 as though the companies had combined at the beginning of the period have not been presented due to the immaterial effect on the Company's consolidated results of operations.

5. On September 30, 1997, the Company sold its wholly-owned subsidiary, Technicomp, Inc., for receivables amounting to $625,000. The sale resulted in a loss amounting to $1,007,000, amounting to $.08 a share, after an applicable income tax benefit of $269,000.

6. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first nine months of 1997 and 1996 is $564 and $452, respectively.

7. Primary and fully diluted earnings per share for the nine months and quarters ended September 30, 1997 and 1996 are based upon the weighted average number of common shares outstanding. Basic and diluted earnings per share, as calculated in relation to FAS 128, "Earnings per Share", had no effect for the quarter and nine months ended September 30, 1997.

8. Labor Relations. The Company is involved in litigation which arose out of a strike in October of 1981 by production employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company's Rhode Island operations. After commencement of the strike, the IAM filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company precipitated the strike, which charges were after investigation dismissed. The charges were reinstated in December of 1983; however, on August 28, 1990, an Administrative Law Judge of the NLRB dismissed the reinstated charges. The IAM appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. On November 29, 1991, the Court accepted the legal reasoning advanced by the NLRB and the Company in support of the NLRB's 1990 dismissal decision, but ordered the NLRB to further clarify and support its decision. The NLRB reaffirmed its original dismissal of the IAM's charges, and the IAM appealed that decision. The Court, on April 7, 1995, vacated the NLRB's earlier decision favorable to the Company and remanded the case to the NLRB for a decision on whether the reinstated charges should be dismissed or a trial on the merits should proceed. On August 16, 1996, the NLRB issued a second supplemental decision and order finding in favor of the Company and dismissed the IAM complaint. The IAM has, following an unsuccessful request for a re-hearing and reconsideration of the NLRB's ruling, again appealed the NLRB's decision to the U.S. Circuit Court of Appeals. The Company is continuing to vigorously defend this case, and management continues to believe that the possibility of an adverse decision in this matter is remote. If the case were ultimately decided against the Company and the strike converted to an unfair labor practice, the Company could be liable for back wages for those striking employees, subject to mitigation for certain statutory offsets, whose strike action is determined to be based on the unfair labor practices.

     Environmental.  The Company is involved in a lawsuit which arose out of an environmental proceeding in which the United States Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") at a waste disposal site (the "Site") in Rhode Island listed on the EPA's National Priority List for clean-up and future monitoring remedial action under the Superfund legislation. The Company's proportionate share of the total waste contributed to the Site was minimal in volume and toxicity, and the Company was permitted by the EPA to settle its liability at such Site in exchange for releases from the EPA and the State of Rhode Island and for contribution protection from claims of any third parties who may have liability at the Site. A group of non-settling major PRPs at the Site brought suit in the Federal District Court in Rhode Island in 1991 against all of the settling parties, including the Company, Avet, Inc. et al v. Amtel, Inc. et al, to recover a portion of their past
     ----------------    ------------------
     and anticipated future costs of performing the clean-up remedy. The Court entered a summary judgment in favor of the Company and other settling parties on October 30, 1992. The non-settling group of major PRP plaintiffs appealed that ruling and subsequently brought suit against the EPA seeking to have the settlements of the de minimis settling parties, including the Company's, set aside. The plaintiffs in that case reached a settlement with the EPA and as a result, the appeal of the summary judgment in favor of the Company and other settling PRPs has been dismissed.

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

9. Subsequent Events. On November 10, 1997, the Company completed two finance facilities: (1) a $50 million Private Placement ("Private Placement") for ten years at 7.29% with a three year principal holiday; and (2) a $30 million three year syndicated multicurrency revolving credit facility with four banks. Proceeds from the Private Placement were used to pay $11.7 million of a $25 million bridge loan that was outstanding at September 30, 1997. The bridge loan had been used to pay $25 million of current maturities of long-term debt. The remaining proceeds from the Private Placement will be used to pay $13.2 million of the 9.25% Convertible Debentures due December 15, 2005. The balance of the Private Placement will be available for general corporate purposes. As a result of the refinancing described above, $11.7 million of the $25 million bridge loan outstanding at September 30, 1997 was reclassified as long-term debt.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------


The following table sets forth the percentage of net sales of Brown & Sharpe represented by the components of income and expense for the quarters and nine months ended September 30, 1997 and 1996:

                                                Quarters Ended Sept. 30    Nine-Months Ended Sept. 30
                                               -------------------------  ----------------------------
                                                   1997         1996          1997           1996
                                               ------------  -----------  -------------  -------------
Net sales                                            100.0%       100.0%         100.0%         100.0%
Cost of goods sold                                    67.4         65.9           65.6           65.4
Research and development expense                       3.7          3.0            3.9            3.2
Selling, general and administrative expense           25.2         27.4           27.1           27.2
                                                     -----        -----          -----          -----
Operating profit                                       3.7          3.7            3.4            4.2
Interest expense                                       1.7          2.4            1.9            2.6
Loss on disposal of subsidiary                        (1.7)           -           (0.6)             -
Other income , net                                     0.2          0.2            0.3            0.1
                                                     -----        -----          -----          -----
Income (loss) before income taxes                      0.5          1.5            1.2            1.7
Income tax provision (benefit)                         0.1         (0.1)           0.2            0.2
                                                     -----        -----          -----          -----
Net income (loss)                                      0.4%         1.6%           1.0%           1.5%
                                                     =====        =====          =====          =====

RESULTS OF OPERATIONS
(Quarter Ended September 30, 1997 compared to Quarter Ended September 30, 1996)

NET SALES. Net sales in the third quarter of 1997 were $78.6 million, compared to $83.8 million in the third quarter of 1996. Foreign currency exchange rate changes from the rates used in the comparable quarter of 1996 caused a translation decrease in net sales in the third quarter of 1997 of $5.5 million as compared with the third quarter of 1996. Excluding the effect of this item, third quarter 1997 net sales increased approximately $0.3 million from third quarter 1996 sales. And on this basis, net sales increased $1.1 million in the aggregate in MSD and PMI while CMD sales decreased $0.8 million. Although MSD's orders in the third quarter of 1997 were above those in the comparable 1996 quarter by $2.5 million before the currency translation impact and $5.8 after such impact, MSD's sales in 1997 were only $0.3 million above 1996 sales, excluding currency translation impact, due primarily to the late receipt of orders in the quarter for longer lead-time type products and the mix of orders received for standard product compared with what had been planned and available for shipment.

GROSS PROFIT. Gross profit margin decreased to 32.6% of sales in the third quarter of 1997 from 34.1% in the third quarter of 1996. PMI's margins were approximately the same in 1997 while MSD and CM's margins decreased. MSD's reduced margins were due, in part, to unabsorbed fixed costs arising primarily from reduced shipments.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $0.4 million from the $2.5 million in the third quarter of 1996. The increase is in the MS and CM division's research and development expense while PMI decreased slightly.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense in the third quarter of 1997 was $19.8 million or 25.2% of net sales, representing a decrease from $23.0 million or 27.4% of net sales in the comparable period in 1996. Agents commissions decreased $1.8 million (2.3%) in 1997, which accounted for the major portion of the change from 1996 to 1997.

INTEREST EXPENSE. Interest expense totaled $1.4 million in the third quarter of 1997 compared to $2.0 million in the third quarter of 1996. This decrease reflects a $45.2 million decrease in average borrowings in the third quarter of 1997, compared with the average borrowings in the third quarter of

1996. The reduced borrowings in 1997 result primarily from the payment of approximately $35.6 million of short-term debt which occurred in the fourth quarter of 1996 using $35.6 million of proceeds obtained in the Company's $48 million stock offering in October 1996.

OTHER INCOME AND EXPENSE. During the quarter, the Company disposed of its Technicomp operations at a loss of $1.3 million. See Note 5 of the Consolidated Financial Statements for additional information regarding the Technicomp transaction.

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

RESULTS OF OPERATIONS
(Nine-Months Ended September 30, 1997 compared to Nine-Months Ended September 30, 1996)

NET SALES. Net sales in the first nine-months of 1997 decreased 9.0% or $22.4 million over the first nine-months of 1996, from $249.9 million to $227.5 million. Foreign currency exchange rate changes from the rates used in the comparable nine-months of 1996 caused a translation decrease in net sales of $12.5 million in the first nine-months of 1997 as compared to the first nine-months of 1996. Sales decreased, excluding foreign currency effects, $9.9 million over the first nine-months of 1996. And on this basis, MSD was responsible for $8.3 million of the $9.9 million decrease. Although MSD's orders in 1997 were above those in 1996, MSD's sales in 1997 were below 1996 sales due to manufacturing difficulties in coordinating production of specific types of products with the timing of receipt and product mix of the orders. Backlog was $60.8 million at September 30, 1997 compared to $51.3 million at December 31, 1996.

GROSS PROFIT. Gross profit margin decreased 0.2 percentage points to 34.4% in the first nine-months of 1997 from 34.6% in the first nine-months of 1996, over which period MSD's margins decreased slightly while the PMI and CM Divisions' margins increased. The PMI increase is due to increased production levels and consequently more fixed overhead cost absorption, while MSD's reduced margins were due, in part, to unabsorbed overhead costs arising from reduced shipments.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased to $8.9 million from the $8.0 million reported in the first nine-months of 1996. Foreign currency exchange rate fluctuations caused a decrease in R&D expense of $0.9 million in the first nine-months of 1997 compared to the first nine-months of 1996. The $1.8 million increase is primarily due to investments in new software and sensors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A") as a percentage of net sales decreased to 27.1% in the first nine-months of 1997 from 27.2% in the first nine-months of 1996. Exclusive of foreign currency transaction gains or losses, which amounted to a $1.0 million loss in 1997 and a $0.8 million loss in 1996, SG&A as a percentage of net sales was 27.6% of sales in 1996 and 1997.

INTEREST EXPENSE. Interest expense totaled $4.3 million, in the first nine-months of 1997 compared to $6.6 million in the first nine-months of 1996. The decrease reflects a $41.1 million decrease in average borrowings for the first nine-months of 1997 compared with the first nine-months of 1996. The reduced borrowings in 1997 result primarily from the payment of approximately $35.6 million of short-term debt, which occurred in the fourth quarter of 1996 using $35.6 million of proceeds obtained in the Company's $48 million stock offering in October 1996.

INCOME TAX EXPENSE. The effective income tax rate for the nine months ended September 10, 1997 was 20% due to the same reasons as described above for the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Over the last several years, prior to the 1996 equity offering, the Company had funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, sales proceeds from discontinued businesses, borrowings under short-term credit facilities, an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. In October 1996 a $48 million public equity offering of 4.4 million new shares of common stock was completed. At September 30, 1997, the Company's outstanding indebtedness was $64.6 million, including $51.2 million of long-term indebtedness (including current portion) and $13.4 million of short-term borrowings, and the Company's cash and cash equivalents were $16.5 million. At September 30, 1997, the Company elected to terminate its $25 million domestic secured revolving credit facility with an asset based lender, and entered into a 45 day bridge loan agreement with The Chase Manhattan Bank in the amount of $25 million. On September 30, 1997, the Company used the proceeds of the bridge loan to pay off three year term notes with two banks totaling $25 million and maturing on this date. Subsequent to the end of the quarter, the Company used surplus cash to reduce the outstanding balance of the bridge loan to $11.7 million.

On November 10, 1997, the Company entered into two finance facilities: (1) a $50 million Private Placement of Senior Notes ("Private Placement") with a ten year maturity at an interest rate of 7.29%, and with no principal payments for three years, and (2) a $30 million three year syndicated multicurrency Revolving Credit Facility with four banks (the "Revolving Credit Facility"). Approximately $11.7 million of the proceeds of the Private Placement were used to pay off the principal amount remaining outstanding under a $25 million bridge loan. (The bridge loan had been entered into on September 30, 1997 to pay $25 million of long-term debt that matured on that date, and the balance was reduced to $11.7 million by payments of surplus cash between September 30, 1997 and November 10, 1997.) Approximately $13.2 million of the Proceeds of the Private Placement are being used to make the annual $1 million sinking fund payment on the 9.25% Convertible Debentures (the "Debentures") on December 15, 1997 and then redeem on December 16, 1997 the entire $12 million principal amount of the Debentures then outstanding. The balance, less expenses, of the Private Placement proceeds and the proceeds of any borrowings under the Revolving Credit Facility will be available for general corporate purposes. As a result of the refinancing described above, $11.7 million of the $25 million bridge loan outstanding at September 30, 1997 was reclassified as long-term debt.

The Company also has foreign credit facilities which provide for a maximum aggregate borrowings of $35.1 million. Of these foreign credit facilities, $16.3 million is available for working capital and general corporate purposes to the Company's foreign subsidiary in the country where borrowed, $5.7 million is available to support letters of credit and performance and bid bonds. As of September 30, 1997, the Company's maximum additional available borrowings and letters of credit under its foreign credit facilities were $31.8 million. At November 10, 1997, the maximum additional available borrowings and letters of credit under such facilities, after giving effect to the financial covenants contained in the Private Placement and the Revolving Credit is $5.5 million. We have approximately $38.3 million of cash of which $13.2 million will be used to reduce the 9.25% debentures from above.

At September 30, 1997, and as adjusted to give effect to the refinancings described above, the annual maturities of the Company's long term debt are $14,699, $3,588, $8,596, $3,449, and $12,103, for 1997, 1998, 1999, 2000, and
2001, respectively.

Accordingly, management believes that, the 1996 public equity offering and the additional borrowing capacity it allows along with the available short- and long-term borrowings, including the two finance facilities completed on November 10, 1997 and described above, cash on hand and future cash flow from operations will be sufficient to meet foreseeable cash requirements of the Company for the next three to four years. Also, significant acquisitions or strategic partnerings could increase the Company's capital requirements, and in such event the Company might seek to raise additional debt or equity.

CASH FLOW. Net cash provided by operations in the first nine-months of 1997 was $13.5 million, as compared to net cash used in operations of $6.1 million for the same period in 1996. For the first nine-months of 1997, net income of $2.3 million was increased by depreciation and other non-cash items of $8.4 million and increased by a decrease in working capital of $2.8 million. For the first nine-months of 1996, net income of $3.7 million was increased by depreciation and other non-cash items of $6.7 million and was offset by increases in working capital of $16.5 million.

Net cash used in investment transactions in the first nine-months of 1997 was $9.6 million as compared to net cash used in investment transactions during the first nine-months of 1996 of $7.9 million. During the first nine-months of 1997 and 1996, investment transactions included capital expenditures of $6.1 million and $7.7 million, respectively. $4.2 million of the 1996 expenditures of $7.7 million was for the new facility in Telford, England. In addition, in 1997 the Company paid $3 million to acquire the remaining 50% interest of its 50% owned equity investee, Automation Software, Inc.

Cash used in financing transactions was $2.4 million during the first nine-months of 1997 compared with $8.3 million provided by financing transactions for the same period in 1996. Financing transactions during the first nine-months of 1997 included $25 million of short-term borrowing and $0.6 million of short-term debt payments along with $27 million of long-term debt payments. Financing transactions for the same period in 1996 included $7.9 million of short-term borrowings and $3 million of long-term debt to finance the new plant in Telford offset by $2.9 million of long-term debt payments.

WORKING CAPITAL. Working capital was $106.4 million at September 30, 1997, after reclassifying to long-term debt $11.7 million of the $25 million bridge loan discussed above, compared to $108 million at December 31, 1996. Inventories increased to $79 million at September 30, 1997, an increase of $1.5 million from the end of 1996, and accounts receivable decreased $18.3 million from December 31, 1996, reflecting the collection of seasonally high year-end receivables and lower sales than in the second quarter of the prior year. In addition, total short- and long-term borrowing decreased $4.6 million to a total of $64.6 million at September 30, 1997 as compared to $69.2 million at December 31, 1996.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING. The Company invested $11.4 million, or 5.0% of net sales, and $10.2 million, or 4.1% of net sales for the first nine-months of 1997 and 1996, respectively, for product design and manufacturing engineering.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     A.  See Exhibit Index annexed.

     B.  No Form 8-K was filed during the quarter ended September 30, 1997.

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

November 12, 1997

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

10.84    Employment Agreement dated May 29, 1997 with Edward D. DiLuigi.

10.85    Employment Agreement dated August 18, 1997 with Philip James.

11. Computation of Per Share Data for the nine months ended September 30, 1997 and 1996.

27.      Financial Data Schedule.