Form 10-K405
period 1997-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1998-03-31
CIK 14637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997 Commission file number 1-5881

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $136,000,000 as of March 13, 1998.

There were 12,846,597 Shares of Class A Common Stock and 512,505 Shares of Class B Common Stock, each having a par value of $1.00 per share, outstanding as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference in the following parts of the Form 10-K: (1) Definitive Proxy Statement for the May 1, 1998 Annual Meeting incorporated by reference (to the extent specified) in Part III.

Portions of the Annual Report for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

                     BROWN & SHARPE MANUFACTURING COMPANY

                                     INDEX

PART I                                                                     Page
                                                                           ----
Item 1    Business...................................................   3 - 13
     General.........................................................        3
     Repositioning Initiatives.......................................    3 - 4
     Business Strategy...............................................    4 - 5
     Metrology Industry..............................................    5 - 7
     MS Group........................................................    7 - 8
     PMI Division....................................................        8
     CM Division.....................................................        8
     Sales and Distribution..........................................        9
     Engineering and Product Development.............................        9
     Foreign Operations..............................................       10
     Raw Materials and Sources of Supply.............................       10
     Patents, Licenses, Trademarks, and Proprietary Information......       10
     Environmental Matters...........................................  10 - 11
     Employees.......................................................  11 - 12
     Competition.....................................................       12
     Backlog.........................................................  12 - 13
     Significant Customers...........................................       13
     Working Capital.................................................       13
     Segment Information.............................................       13
Item 2    Properties.................................................  13 - 14
Item 3    Legal Proceedings..........................................       14
Item 4A   Executive Officers of the Registrant.......................  15 - 16

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder
          Matters....................................................       16
Item 6    Selected Financial Data....................................       16
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................       16
Item 8    Financial Statements and Supplementary Data................       16
Item 9    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure...................................       16

PART III

Item 10   Directors and Executive Officers of the Registrant.........       17
Item 11   Management Remuneration and Transactions...................       17
Item 12   Security Ownership of Certain Beneficial Owners
          and Management.............................................       17

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K................................................  17 - 18
Signatures...........................................................       19
Directors............................................................       20
Officers.............................................................       20
Investor Information.................................................  20 - 21
Financial Statement Schedules........................................       22
Exhibit Index........................................................  23 - 29

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

The Company's operations are conducted through three management units:
Measuring Systems, Precision Measuring Instruments and Custom Metrology.

       . The Measuring Systems Group, which accounted for approximately 69% of the Company's sales in 1997, manufactures and markets a wide range of manual and computer-controlled, high precision CMMs including "in-process" measuring systems under the Brown & Sharpe and DEA brand names. The Company believes it is the worldwide market leader for CMMs as measured by net sales and installed base. The Company believes it has an installed base of over 20,000 CMMs worldwide.

      . The Precision Measuring Instruments Division, which accounted for approximately 28% of the Company's sales in 1997, manufactures a wide range of mechanical and electronic measuring and inspection tools (including height gauges, calipers, dial indicators, micrometers and gauge blocks) which are marketed under the Brown & Sharpe, Tesa, Etalon, Interapid, Standard Gage, Select Gauge, Mauser, Mercer and Roch brand names through more than 450 distributors and catalog houses worldwide.

     . The Custom Metrology Division designs and engineers, under the Tesa brand name, specialty products and systems that provide customized solutions for unique measurement or inspection problems primarily utilizing non-contact technology. Technologies and custom applications developed by the CM Division with customer funding have been directly applied to the design of standard products or systems distributed by the MS Group or the PMI Division.

Repositioning Initiatives
-------------------------

Over the past several years, the Company has undertaken a series of divestitures, acquisitions and other strategic initiatives which have repositioned the Company from its historical origins as a machine tool manufacturer into a leader in the field of metrology. These repositioning initiatives included:

       . Divestiture of Non-Core Operations. The divestiture of non-strategic operations, including the machine tool, pump and hydraulics businesses, and Technicomp, Inc. during 1997, which enabled the Company to focus on its core metrology technologies and market distribution strengths.

       . Strategic Metrology Acquisitions. Strategic acquisitions which enabled the Company to increase greatly the breadth of its metrology product offering and the strength of its distribution system. These acquisitions included the 1994 acquisitions of DEA, Roch and certain intellectual property and assets of Metronic Ltd. During 1997, the Company acquired the remaining 50% of its equity investee ASI, which develops measurement software and provides training and services and other aftermarket support to manufacturing industries, and a 50% ownership position in Metroptic Technologies Limited, a joint venture located in Israel developing non-contact sensor technologies.

      . Rationalization and Consolidation of Operations. Lowering the Company's overhead cost structure by reducing duplicative functions and associated headcount and by consolidating and rationalizing the Company's manufacturing facilities and operations, which enabled the Company to increase productivity and efficiency.

      . Reorganization Plan. In the fourth quarter of 1997, management implemented a Reorganization Plan ("the Plan") which included business processing reengineering at certain of its European sites, as well as selected product rationalization in preparation for new product introductions. In addition, the MSG's marketing and service organization was also reorganized. The Plan provided for a workforce reduction of approximately 160 persons, primarily in its European operations. The Plan also provided for inventory adjustments and the write-down of fixed assets and certain intangible assets. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Business Strategy
-----------------

The Company is implementing its strategy based on the following elements:

       . Continue Cost Improvements. The Company intends to continue to implement measures designed to reduce its product costs through: (i) standardizing product designs worldwide; (ii) increasing the cost-effectiveness of product designs; (iii) outsourcing components and products; (iv) increasing supplier partnering; and (v) focusing on core manufacturing processes. The Company also intends to streamline its sales, marketing and general and administrative processes in an effort to reduce selling, general and administrative expenses as a percentage of sales.

      . Develop New Products and End User Markets. The Company's goal is to increase net sales by expanding penetration of served industrial end user markets and by capitalizing on high growth end user markets such as the electronics, computer and medical industries where metrology needs are growing rapidly. To expand in these high growth industries, the Company intends to focus on development of software and emerging non-contact metrology technologies through continued internal development and through strategic acquisitions and technical partnerships (such as the acquisition of certain intellectual property and assets of Metronic Ltd. the 1997 acquisition of a 50% interest in the Metroptic joint venture, and completion of the acquisition of
          ASI). To expand its penetration of served industrial end user markets, the Company expects to continue the introduction of new metrology systems utilizing both contact and non-contact technologies, and to develop sensors and other sophisticated products that can be imbedded in a variety of manufacturing processes. The Company plans to form technical and commercial alliances with manufacturers of process equipment to provide enhanced combined manufacturing systems utilizing the Company's sensors and other products.

     . Enhance Existing and Develop New Software. The Company intends to emphasize research and development of software systems and applications designed to meet the evolving metrology needs of its end users. To that end, the Company intends to leverage off its software development team of software and applications engineers and technicians (including engineers of ASI) in the following four areas:
          (i) metrology software for inspection and verification of piece-part integrity and conformance to design specifications; (ii) process control software designed to detect and correct drifts in part tolerances before the manufacturing process produces scrap or improperly configured components; (iii) enhanced management information systems that report statistical and quality information from the manufacturing process; and (iv) new software that will link the Company's CMMs and, therefore, the manufacturing process with computer-aided engineering and manufacturing systems that will provide the means for real-time feedback, analysis and, ultimately, control of manufacturing to design specifications. The Company believes that its existing library of metrology software, together with newly developed software, should enable it to respond to the growing demand in manufacturing for on-line inspection and verification. The Company also believes that its experience with CMM software and manufacturing processes are critical to the successful development of software that is linked with computer aided engineering systems. To meet the needs of this growth market, the Company formed Brown & Sharpe Information Systems, Inc. (BSIS) in 1997. This new subsidiary, with a common Corporate vision, combines all the Company's software development expertise under one roof. The Company's objective is to develop the next generation of open architecture measurement software having more power and ease of use than any product on the market. Incorporating the most accurate metrology algorithms in the world, this new software will work effortlessly with CAD/CAM systems to facilitate the inspection process. It will also provide the user with powerful analysis tools to ensure overall process control.

       . Leverage Worldwide Distribution Capability. Through the acquisitions of DEA and Roch, Brown & Sharpe has expanded its product lines and strengthened its marketing and distribution capabilities in Europe, South America, the Middle East, India and China. The Company plans to continue to strengthen and expand its worldwide distribution capability, principally by continuing to rationalize its existing distribution network and by opening new demonstration centers and adding direct sales capacity and distributors where cost effective. The Company also intends to capitalize on the strength of its global distribution network by increasing the number of Company-designed and third-party sourced products sold through its distribution channels in an effort to increase gross profit without a corresponding increase in selling, general and administrative expenses.

       . Increase Aftermarket Sales and Services. The Company intends to increase its focus on higher margin aftermarket sales and services, including calibration and rebuilding of CMMs, software upgrades, and parts sales. The Company believes that the worldwide installed base of CMMs, estimated at over 62,000 (including 20,000 of the Company's
          CMMs), creates a significant demand for such aftermarket services.

The Company believes that the level of customer service it provides, as measured by third-party surveys of its customers, is superior to that of its principal competitors, and expects to further strengthen its customer relationships through enhanced aftermarket support and increased partnering efforts. The Company's sales attributable to aftermarket sales and service in 1997 were estimated to be approximately 27% of MS Group net sales for the same period.

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

Sales of fixed gauges have traditionally been driven by manufacturers' needs for one, two or three dimensional metrology on the factory floor. Products in this category, typically more expensive than simple metrology products, compete directly with CMMs regarding inspection and verification of manufactured parts. Fixed gauge systems are frequently a more expensive investment than comparable CMM systems, but for the specific purpose intended, may be less expensive over the long run. Fixed gauges can range from simple one dimensional tools to semiand fully-automatic three dimensional factory floor systems that quickly compare production parts to "master parts." However, because these gauge systems are "fixed," they are inherently inflexible. The fixed gauge must be reworked or a new gauge designed and built every time manufacturers make dimensional changes in the part being measured. The trend of the industry is away from fixed gauges and toward flexible gauges because of the need to make costly changes to fixed gauges when the part they measure changes.

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

MS Group
--------

The MS Group, the largest of Brown & Sharpe's three units, accounted for approximately 69% of Brown & Sharpe's sales in 1997. The MS Group is headquartered in North Kingstown, Rhode Island and manufactures and markets CMMs. MS Group products sold under the Brown & Sharpe name are manufactured at the Company's North Kingstown facility, and MS Group products sold under the DEA name are manufactured in Turin, Italy. The primary end user markets for the Company's CMM products include the automotive (including automotive suppliers), heavy transport, aerospace, electronics, computer, industrial machinery and medical industries.

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

The Company believes that its "user-friendly" CMM application software gives it a competitive advantage in the marketplace for CMMs. These proprietary software products provide the MS Group's customers with an understandable, icon-based inspection analysis capability, graphical user interfaces and outputs, and the capability to network with manufacturing systems. The MS Group also provides its customers with special software and systems that integrate the MS Group's products with the customer's host information and communications network. In addition to sales of CMMs, the MS Group provides aftermarket sales and service, including calibration and rebuilding of CMMs, software upgrades and parts sales, for Brown & Sharpe CMMs and competing CMMs. The Company's sales attributable to aftermarket sales and services in 1997 were estimated to be approximately 27% of MS Group sales for the same period.

PMI Division
------------

The principal products of Brown & Sharpe's PMI Division are precision measuring tools and related instruments such as micrometers, dial indicators, calipers, electronic height gauges and gauge blocks. PMI Division products accounted for approximately 28% of Brown & Sharpe's sales in 1997. The PMI Division's products have broader applications and lower unit list prices (with a range of $100 to approximately $13 thousand) than the prices of the MS Group's products. These tools and instruments typically measure in one or two dimensions, and are often used in comparative measuring where an unknown part or dimension is compared to a previously measured part or dimension. Some PMI Division products also include systems and application software for measuring and statistical process control. The Company believes that the primary end user markets for the products of Brown & Sharpe's PMI Division are the automotive, aerospace, metal processing and defense industries, although Brown & Sharpe's PMI Division products are used in virtually all types of industrial settings. Brown & Sharpe's PMI Division is headquartered in Renens, Switzerland, and its products are manufactured at its plants in Rolle and Renens, Switzerland; Poughkeepsie, New York; Leicester, St. Albans, and Plymouth, England; and Luneville, France. The Company also purchases components and products from third parties located in various countries.

CM Division
-----------

The CM Division is an engineering division headquartered in Telford, England. The CM Division designs and engineers specialty products primarily utilizing non-contact technologies and systems to provide customized solutions for unique customer measurement or inspection problems generally with customer funding. Recent examples of CM Division products include a system for measuring the thickness and shape of the metal top of a beverage can and the depth and contour of the groove scored around the can's pop-up tab, so that the manufacturer could ensure the consistency with which the can could be opened without rupture by the end user, and an automatic multi-sensor (laser scanning, laser ranging, optical and tactile) system to measure, inspect and verify the ceramic substrates on which semiconductors are placed. The CM Division also manufactures laser interferometers, measuring sensors and factory networks, contact and optical measuring machines and fixtures aimed at specific niche markets. In 1997, the Company formed a joint venture company to develop the next generation of non-contact sensing technologies and products. This company, Metroptic Technologies Limited, is headquartered in Israel. Products using the new sensors will be designed and manufactured initially at the Company's Custom Metrology facility in Telford, England and sold under the Brown & Sharpe brand name. Currently, Metroptic is working on sensors designed for inspection of turbine engine blades and electronic components - two growth markets for measurement and inspection. This sensor technology is also scaleable for use in the measurement of complex contours in the aerospace and automotive industries. Prices for CM Division products range from approximately $20 thousand to $1.0 million.

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

In contrast to the MS Group, the PMI Division generally distributes its products through international import companies, regional distributors and catalog houses throughout the world. As of December 31, 1997, the PMI Division utilized in excess of 450 distributors located in over 60 countries to market its products. The Company believes that the PMI Division's established distribution network provides it with a competitive advantage and intends to capitalize on this network to increase sales of internally developed and third-party products.

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

The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major customers would have a substantial effect upon the Company.

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

Brown & Sharpe derived substantial sales in 1997 from the sale of products that it introduced after 1993. Brown & Sharpe has introduced at least one major new product every year since 1987. The Company's current design and engineering focus is the continued integration of the DEA and Roch technologies with Brown & Sharpe's previously existing technologies, software development and non-contact metrology products. In 1997, Brown & Sharpe invested $15.5 million, or 4.8% of its net sales during that period in product design and manufacturing engineering. In 1995 and 1996, Brown & Sharpe expended $15.8 million and $13.9 million, respectively, for product design, development, refinement and manufacturing engineering.

Foreign Operations
------------------

Brown & Sharpe manufactures and sells substantial amounts of its metrology products in foreign countries. As of December 31, 1997, approximately 62.8% (based on book values) of the Company's assets, 60.1% of the Company's sales (based on customer location) and 70.3% of its employees were located outside the United States. The Company's manufacturing operations are located in Italy, Switzerland, Germany, England and France, as well as in the United States, and Brown & Sharpe's products are sold in over 60 countries worldwide. The Company's cost of sales for products manufactured and assembled in certain foreign locations has been adversely impacted, as compared with some of its competitors, by the appreciation of the respective local currencies of such locations relative to the U.S. dollar. Nevertheless, the Company believes that the geographic diversity of its end user markets helps to mitigate the adverse effects of the cyclicality of the metrology industry, as an economic downturn in any of the Company's geographic end user markets may be offset by relatively healthy conditions in others.

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

Brown & Sharpe and its subsidiaries own, or have the right to use, a number of trademarks which they believe are valuable in promoting the sale of certain of their principal products. The Company and its subsidiaries have registered, or have applied to register, the trademarks owned by them in the United States and in some foreign countries. In addition, the Company uses the Mauser brand name under royalty-free license agreements entered into in connection with the Company's acquisition of these product lines. The license expires in 1999. The Company believes it will be able to negotiate satisfactory extensions of this license prior to its expiration and/or that the failure to renew this license would not have a material adverse effect on the Company.

Environmental Matters
---------------------

The Company is not significantly affected by compliance with rules and regulations promulgated under environmental laws since its manufacturing processes do not produce, as a by-product, material amounts of waste, water discharges or air emissions deemed hazardous under such laws. However, the Company is subject from time to time to environmental claims. See
Note 13, "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Employees
---------

At December 31, 1997, Brown & Sharpe had 2,409 employees, (as compared with 2,383 at December 31, 1996), including approximately 1,693 employees located outside the United States. Brown & Sharpe considers its relations with its employees to be good, although there can be no assurance that Brown & Sharpe's cost-cutting efforts or other factors will not cause a deterioration in these relations.

Approximately 648 of Brown & Sharpe's employees located at sites in the United States, Italy, Switzerland, England, and France are covered by collective bargaining agreements which expire at various times between December 31, 1997 and June 30, 1998. Brown & Sharpe expects that these collective bargaining agreements will be renegotiated successfully prior to their expiration. However, there can be no assurance that successor collective bargaining agreements will be successfully negotiated, that negotiations will not result in work stoppages, or that a work stoppage would not materially interfere with Brown & Sharpe's ability to produce the products manufactured at the affected location.

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

A collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") relating to certain manufacturing employees in North Kingstown, Rhode Island expired in October 1981. Brown & Sharpe and the IAM failed to reach agreement on the terms of a successor collective bargaining agreement, resulting in a strike by the IAM. See Item 3 "Legal Proceedings" in this Report. No successor collective bargaining agreement was entered into, although the IAM remains the representative of the bargaining unit. Brown & Sharpe continues to satisfy its obligation to bargain with respect to, proposed changes to the terms and conditions of employment, although no collective bargaining has occurred in recent years, and although the manufacturing employees represented by the IAM remain technically on strike, no work stoppage or picket activity has occurred since 1985 and management does not anticipate that any such activities will occur in the future. Following the strike in 1981, and the impasse reached in negotiations, Brown & Sharpe hired new employees to replace striking employees. Since that time, many of the striking employees have been rehired by Brown & Sharpe, but such employees are not working under an IAM contract. The continuing strike by the IAM does not have a material adverse effect on the operations of Brown & Sharpe. See Note 13, "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

The following table sets forth the location of Brown & Sharpe's employees as of December 31, 1997:

         Country                                                Employees (1)
         -------                                                -------------
         France ..............................................       207
         Germany .............................................       262
         Italy ...............................................       460
         Japan ...............................................        25
         Spain ...............................................        16
         Switzerland .........................................       317
         United Kingdom ......................................       396
         United States .......................................       716
                                                                  ------
         TOTAL................................................     2,409
                                                                  ======

----------------
(1) Part-time employees are included on a full-time equivalent basis. During 1997, 71 employees were added as a result of acquiring Automation Software, Inc.

Competition
-----------

The Company's MS Group currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Group also faces indirect competition from other types of metrology firms such as manufacturers of fixed gauging systems. The primary industries to which the MS Group sells its products are characterized by a relatively small number of large participants with significant purchasing power. In addition, the MS Group generally sells its products through a competitive bid process in which at least one and frequently several of the Company's competitors have submitted competing bids. As a result, the Company experiences severe pricing competition in connection with sales by its MS Group which can have an adverse impact on the Company's net sales and margins. During periods when the metrology industry suffers from over capacity, downward pricing pressure experienced by the MS Group is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors that have access to greater financial resources may be able to withstand such pricing pressure more effectively than the Company. The MS Group competes with Mitutoyo/MTI Corp., a subsidiary of Mitutoyo Solsakusho Co. Ltd., a Japan-based company, which is the largest supplier of metrology equipment and products worldwide. In addition to Mitutoyo, the MS Group's main competitors are Carl Zeiss, Inc., a subsidiary of Carl Zeiss-Stiftung AG, the Sheffield Measurement Division of Giddings & Lewis, Inc., and LK Tool Co. Ltd., a subsidiary of TransTech Ltd.

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

Backlog
-------

The Company's backlog of product orders was approximately $60 million at year-end 1997, compared to approximately $51 million and $59 million at year-end 1996 and 1995, respectively.

All of the orders included in the Company's year-end 1997 backlog were requested to be filled and completed within one year and are, subject to possible customer cancellation, expected to be completed in 1998.

Significant Customers
---------------------

The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major customers would have a substantial effect upon the Company.

Working Capital
---------------

A substantial amount of working capital investment in inventory and accounts receivable is required to operate the Company's businesses. Working capital was approximately $113.2 million at year-end 1997 compared to approximately $108.0 million at year-end 1996. See the discussion of working capital in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report.

Segment Information
-------------------
(Dollars in thousands)

The Company operates exclusively in the Metrology Business. See Note 1 for a further description of the Company's business. Sales to unaffiliated customers from Europe are defined as sales of products that are primarily assembled in a foreign country. Refer to "Financial Information by Business Segment and Geographic Area" included on Page F-24 of the Company's 1997 Annual Report, filed as an exhibit hereto, which is incorporated by reference.

ITEM 2 - PROPERTIES
-------------------

The following table sets forth certain information concerning Brown & Sharpe's major operating facilities:

                                   Owned/                                                Approximate
        Location                   Leased               Principal Use                   Square Footage
        --------                   ------               -------------                   --------------
United States
   N. Kingstown, Rhode Island      Owned           Manufacturing, Engineering, Sales,
                                                   and Administration                      348,000 (1)
   Poughkeepsie, New York          Owned           Manufacturing                            58,000
   Wixom, Michigan                 Leased          Sales and Administration                 37,600

Italy
   Grugliasco                      Leased          Assembly                                107,000 (2)
   Moncalleri                      Leased          Manufacturing                            70,000 (2)

Switzerland
   Renens                          Owned           Manufacturing, Engineering, Sales,
                                                   and Administration                      139,000
   Rolle                           Owned           Manufacturing                            51,000

Germany
   Wetzlar                         Owned           Manufacturing, Engineering, Sales,
                                                   and Administration                      280,000
   Ludwigsburg                     Leased          Sales                                    15,000 (2)


                                   Owned/                                                              Approximate
        Location                   Leased                 Principal Use                               Square Footage
        --------                   ------                 -------------                               --------------
United Kingdom
     St. Albans                     Owned                 Manufacturing and Sales                        36,000
     Telford                       Leased                 Manufacturing, Engineering, Sales,
                                                          and Administration                             32,000
     Leicester                      Owned                 Manufacturing                                  14,000
     Torpoint                      Leased                 Manufacturing, Sales, and Administration        5,000 (2)

France
     Luneville                     Leased                 Manufacturing, Engineering, and Sales          77,100 (2)
     Villebon                      Leased                 Sales                                          18,000 (2)

Spain

     Barcelona                     Leased                 Sales                                          16,000 (2)

-------------------
(1)  Excludes approximately 412,000 square feet leased to unrelated parties.
(2) The leases in Grugliasco, Ludwigsburg, Torpoint, Luneville, Villebon and Barcelona expire on December 31, 2002, September 30, 2003, August 18, 2001, March 23, 2003, October 20, 2001, and July 31, 1998, respectively.

In addition, Brown & Sharpe leases smaller sales offices located in the United States, Europe, and Asia. In the opinion of management, Brown & Sharpe's properties are in good condition and adequate for Brown & Sharpe's business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS
---------------------------

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

Litigation
-----------

Refer to Note 13 "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

The following table summarizes information regarding Executive Officers of the Company as of March 13, 1998:

Name                       Age      Positions Held During the Last Five Years
-----                      ---      -----------------------------------------

Frank T. Curtin            63       President & Chief Executive Officer and a
                                    Director of the Company since May 2, 1995;
                                    from 1992 to May 1995, Vice President,
                                    National Center for Manufacturing Sciences, a research and development organization, Ann
                                    Arbor, MI; from 1989 to May 1995, President,
                                    Curtin & Associates, a software development company, Santa Barbara, CA and Ann Arbor,
                                    MI.

Charles A. Junkunc         55       Vice President & Chief Financial Officer
                                    since May 1, 1992; previously self-employed consultant since November 1990.

Antonio Aparicio           47       Vice President & General Manager - Precision
                                    Measuring Instruments since September 1991;
                                    previously Marketing Director - Precision
                                    Measuring Instruments.

Marcus Burton              39       Vice President & General Manager - Custom
                                    Metrology Division since January 1997;
                                    previously Director of Strategic Planning -
                                    Brown & Sharpe Manufacturing Co. since
                                    July 1995; Managing Director - Thomas
                                    Mercer Ltd. (a subsidiary) since June 1992;
                                    Special Projects Manager - Thomas Mercer
                                    Ltd. since October 1990.

Philip James               56       Group Vice President - Measuring Systems
                                    since September 1997; previously Executive
                                    Vice President - International, Ingersoll
                                    Milling Machine Company since November 1993;
                                    previously Vice President and General
                                    Manager - Production Machinery Division,
                                    Ingersoll Milling Machine Company, since
                                    November 1989.

Edward D. DiLuigi          51       Vice President and General Manager -
                                    Measuring Systems U.S.A. since June 1997;
                                    previously General Manager, UNC Airwork,
                                    Aircraft Engine Services Division since
                                    July 1995; previously Vice President of
                                    Operations, UNC Airwork since August 1992.

Brian Gaunt                59       Vice President and General Manager - Brown &
                                    Sharpe DEA S.p.A. since February 1998;
                                    previously Group Chief Executive, Automotive
                                    Products Group Limited since 1995;
                                    previously Chief Executive -Clutch Division
                                    BBA PLC since 1991.

John Cooke                 61       Vice President & Chief Technical Officer
                                    since January 1997; previously Vice
                                    President & General Manager - Custom
                                    Metrology since 1992.

James W. Cooper            52       Vice President - Procurement since August
                                    1996; previously Vice President -
                                    Purchasing of Delco Remy America, an
                                    automotive supplier, since March 1995.
                                    From 1981 to march 1995, Mr. Cooper was
                                    Vice President - Materials Management of
                                    Simpson Industries, an automotive supplier.

Name                       Age      Positions Held During the Last Five Years
----                       ---      -----------------------------------------

Christopher J.  Garcia     41       Vice President - Software Product
                                    Development since January 1998; previously
                                    Vice President - Marketing since November
                                    1996; previously Vice President Business
                                    Development since January 1991; Vice
                                    President - Research and Development of
                                    Valisys Corporation since June 1994;
                                    previously Vice President - Marketing of
                                    Valisys Corporation since June 1990.

Alfred J. Corso            61       Controller and Principal Accounting Officer
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


                                    PART II
                                    -------

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
           MATTERS
           -------

Refer to "Common Stock Market Prices and Dividends" included on Page F-28 of the Company's 1997 Annual Report, filed as an exhibit hereto, which is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

Refer to "Selected Financial Data" on Page F-2 of the Company's 1997 Annual Report, filed as an exhibit hereto, which is incorporated herein by reference.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Refer to "Management Discussion and Analysis of Financial Condition and Results of Operations" on Pages F-3 through F-9 of the Company's 1997 Annual Report, filed as an exhibit hereto, which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Refer to Consolidated Financial Statements and Report of Independent Auditors on Pages F-10 through F-27 of the Company's 1997 Annual Report, filed as an exhibit hereto, which are incorporated herein by reference.

Quarterly results of operations on Page F-26 of the Company's 1997 Annual Report, filed as an exhibit hereto, which is incorporated herein by reference.

ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

None.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Refer to "Information With Respect to Nominees and Other Directors Continuing in Office" on Pages 2 and 3 in the Company's definitive Proxy Statement for the May 1, 1998 Annual Meeting which is incorporated herein by reference.

ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS
--------------------------------------------------

Refer to "Executive Compensation" on Page 12 in the Company's Definitive Proxy Statement for the May 1, 1998 Annual Meeting which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Refer to "Principal Shareholders" and "Stock Ownership of Directors and Officers" on Pages 5-8 in the Company's Definitive Proxy Statement for the May 1, 1998 Annual Meeting which are incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1) and (2)  List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Brown & Sharpe Manufacturing Co., Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Operations - December 31, 1997, 1996, and
         1995

         Consolidated Statements of Shareowners' Equity - Year ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows - Year ended December 31, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements - December 31, 1997

The following consolidated financial statement schedule of Brown & Sharpe Manufacturing Co., Inc. and subsidiaries is included in Item 14(d):

         Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3) The response to this portion of Item 14 is submitted as a separate section of this report.

(b)      No reports on Form 8-K were filed during 1997

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BROWN & SHARPE MANUFACTURING COMPANY
                                         (Registrant)


Date:    March 30, 1998                  By: /s/ Charles A. Junkunc
         ---------------------------         -----------------------------------
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


/s/ Frank T. Curtin                    3/30/98   /s/ Howard K. Fuguet    3/30/98
----------------------------------------------   -------------------------------
Frank T. Curtin                           Date   Howard K. Fuguet           Date
President, Chief Executive Officer               Director
(Principal Executive Officer)
Chairman of the Board, and Director


/s/ J. Robert Held                     3/30/98   /s/ John M. Nelson      3/30/98
----------------------------------------------   -------------------------------
J. Robert Held                            Date   John M. Nelson             Date
Director                                         Director


/s/ Paul R. Tregurtha                  3/30/98   /s/ Russell A. Boss     3/30/98
----------------------------------------------   -------------------------------
Paul R. Tregurtha                         Date   Russell A. Boss            Date
Director                                         Director


/s/ Henry D. Sharpe, III               3/30/98   /s/ Roger E. Levien     3/30/98
----------------------------------------------   -------------------------------
Henry D. Sharpe, III                      Date   Roger E. Levien            Date
Director                                         Director


/s/ Harry A. Hammerly                  3/30/98   /s/ Charles A. Junkunc  3/30/98
----------------------------------------------   -------------------------------
Harry A. Hammerly                         Date   Charles A. Junkunc         Date
Director                                         Vice President and Chief
                                                 Financial Officer (Principal
                                                 Financial Officer)


/s/ Alfred J. Corso                    3/30/98
----------------------------------------------
Alfred J. Corso                           Date
Controller
(Principal Accounting Officer)

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

Frank T. Curtin, President, Chief Executive Officer, and Chairman of the Board

Charles A. Junkunc, Vice President  & Chief Financial Officer

Antonio Aparicio, Vice President & General Manager - Precision Measuring Instruments

Marcus Burton, Vice President & General Manager - Custom Metrology

Phil James, Group Vice President - Measuring Systems

Edward D. DiLuigi, Vice President & General Manager, Measuring Systems - U.S.A.

Brian Gaunt, Vice President & Managing Director - Brown & Sharpe - DEA S.p.A.

C. John Cooke, Vice President & Chief Technical Officer

James W. Cooper, Vice President - Procurement

Christopher J. Garcia, Vice President - Software Product Development

James W. Hayes, III, Secretary & Corporate Counsel

Alfred J. Corso, Controller

INVESTOR INFORMATION
--------------------

Annual Meeting: The Annual Meeting of Stockholders will be held May 1, 1998 at 10:00a.m. at the Corporate Offices

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

                      BROWN & SHARPE MANUFACTURING COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                             (dollars in thousands)


                                        Balance at     Charged to                        Foreign       Balance at
                                        Beginning       Costs and                        Currency        End of
Year Ended                              of Period       Expenses       Deductions       Translation      Period
----------                              ---------       --------       ----------       -----------      ------
                                                                           (2)              (1)
December 31, 1997
-----------------

Allowance for doubtful accounts          $  3,226        $ 1,874         $  1,358           $(286)      $ 3,456


December 31, 1996
-----------------

Allowance for doubtful accounts          $  3,030        $   941         $    761           $  16       $ 3,226


December 31, 1995
-----------------

Allowance for doubtful accounts          $  3,103        $ 2,124         $  2,330           $ 133       $ 3,030


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

     3.2 Amendment to Certificate of Incorporation, dated April 26, 1989, filed as Exhibit 13 to Form 10-K for the period ending December 29, 1989, and such is hereby incorporated by reference.

     3.3 Amendment to Certificate of Incorporation, Dated April 25, 1980, filed as Exhibit 3.1 to Form 10-Q for the period ending June 28, 1980, and such is hereby incorporated by reference.

     3.4      Amendment to Certificate of Incorporation dated April 24, 1987.
              Exhibit 3.7 was filed as Exhibit 10.4 to Form 10-Q for the period ended June 26, 1987, and such is hereby incorporated by reference.

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

     4.1      (Intentionally omitted)

   +10.1      (Intentionally omitted)

   +10.2      Amended 1983 Stock Option Plan, as amended through March 9, 1988.
              Exhibit 10.2 was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 1988, and is hereby incorporated herein by reference.

   +10.3 Amendment dated December 29, 1990 to the Brown & Sharpe Amended 1983 Stock Option Plan. Exhibit 10.3 was filed as Exhibit 10.3 to the Form 10-K for the year ended December 29, 1990 and such is herein incorporated by reference.

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

   +10.7      (Intentionally omitted)

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

   +10.16 Amendment No. 2, dated October 19, 1988, to The Brown & Sharpe Management Employees.

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


              Exhibits 10.15 through 10.23 were filed as Exhibits 10.19 through 10.26, respectively, to the Form 10-K for the year ended December 31, 1988, and are hereby incorporated herein by reference.

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

   +10.26     (Intentionally omitted)

   +10.27 Deferred Stock Equivalent Unit Contract dated November 30, 1989 between Brown & Sharpe Manufacturing Company and Herbert A. Beyer.
              Exhibit 10.26 was filed as Exhibit 10.25 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

   +10.28     (Intentionally omitted)

   +10.29 Amendment No. 4, dated October 20, 1989, to Brown & Sharpe Savings and Retirement Plan for Management Employees. Exhibit 10.29 was filed as Exhibit 10.26 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

    10.30 Amendment No. 4, dated October 30, 1989, to Brown & Sharpe Savings and Retirement Plan. Exhibit 10.30 was filed as Exhibit 10.26 to the Form 10-K for the year ended December 30, 1989 and such is hereby incorporated by reference.

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

    10.33     (Intentionally omitted)

   +10.34     (Intentionally omitted)

   +10.35     (Intentionally omitted)

   +10.36     (Intentionally omitted)

   +10.37     (Intentionally omitted)

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

    10.59     (Intentionally omitted)

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

    10.70     (Intentionally omitted)

    10.71     Employment Agreement with Robert D. Batting dated September 26,
              1995.

    10.72     Employment Agreement with C. John Cooke dated November 26, 1991.

    10.73     Employment Agreement with Antonio Aparicio dated October 17, 1995.

    10.74     (Intentionally omitted)

    10.75 Employment Agreement with James W. Cooper dated July 17, 1996, as amended July 24, 1996 and August 1, 1996.

    10.76 Amendment to Employment Agreement with Frank T. Curtin dated as of January 1, 1996.

              Exhibits 10.69 through 10.76 were filed as Exhibits 10.69 through 10.76, respectively, to the Form S-1 dated October 9, 1996, and are hereby incorporated by reference.

    10.77     (Intentionally omitted)

    10.78     Indemnity Agreement with James W. Cooper dated August 19, 1996.

    10.79     Indemnity Agreement with Harry A. Hammerly dated October 25, 1996.

    10.80     Indemnity Agreement with John Robert Held dated October 25, 1996.

    10.81     Indemnity Agreement with Roger E. Levien dated October 25, 1996.

    10.82     Indemnity Agreement with Christopher J. Garcia dated January 1,
              1998.

    10.83     Indemnity Agreement with Marcus Burton dated January 1, 1998.

    10.84     Employment Agreement dated May 29, 1997 with Edward D. DiLuigi.

    10.85     Employment Agreement dated August 18, 1997 with Philip James.

              Exhibits 10.84 and 10.85 were filed as Exhibits 10.84 through 10.85, respectively, to the Form 10-Q for the quarter ended September 30, 1997, and are hereby incorporated by reference.

  +*10.86     Indemnity Agreement with Edward D. DiLuigi dated June 16, 1997.

  +*10.87     Indemnity Agreement with Philip James dated September 8, 1997.

  +*10.88     Indemnity Agreement with Brian Gaunt dated February 13, 1998.

  +*10.89     Supplemental Executive Retirement Plan dated February 13, 1998.

    10.90 Rights Agreement dated as of February 13, 1998 ("Rights Agreement") between the Company and BankBoston N.A., as Rights Agent, filed as Exhibit 1 to Report on Form 8-K dated March 5, 1998, which is hereby incorporated by reference.

    10.91 Form of Certificate of Designation with respect to the Series B Participating Preferred Stock, par value $1.00 per share, of the Company (filed as Exhibit A to the Rights Agreement, filed as Exhibit A to Report on Form 8-K dated March 5, 1998), which is hereby incorporated by reference.

   *11.       Computation of Per Share Data for the Three Years Ended
              December 31, 1997.

   *13. 1997 Annual Report to Shareowners, filed for information of the Commission except for those portion thereof which are expressly incorporated by reference in this report.

    18. Letter of Coopers & Lybrand, independent accountants, regarding preferability of change in accounting principles to conform worldwide use of percent-of-completion basis accounting for long-term large machinery construction contracts of the European operations, filed as Exhibit 18 to Form 10-Q for the quarter ended April 2, 1994, and is hereby incorporated by reference.

   *22.       Subsidiaries of the Registrant.

   *23.       Consent of Independent Auditors - Ernst & Young LLP.

    27.1      Financial Data Schedule for Fiscal Year ended December 31, 1997.

    27.2 Restated Financial Data Schedule for Nine Months ended September 30, 1997.

    27.3      Restated Financial Data Schedule for Six Months ended June 30,
              1997.

    27.4      Restated Financial Data Schedule for Three Months ended
              March 31, 1997.

    27.5      Restated Financial Data Schedule for Fiscal Year ended
              December 31, 1996.

    27.6 Restated Financial Data Schedule for Nine Months ended September 30, 1996.

    27.7      Restated Financial Data Schedule for Six Months ended June
              30, 1996.

    27.8      Restated Financial Data Schedule for Three Months ended
              March 31, 1997.

    27.9      Restated Financial Data Schedule for Fiscal Year ended December
              31, 1995.

    27.10 Restated Financial Data Schedule for Fiscal Year ended December 31, 1994.




* These current year Exhibits are located in Exhibit number sequence beneath the attached blue paper.

+ This identifies management contracts or compensatory plans.