Form 10-Q
period 1998-03-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1998-05-14
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
    -------      -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,886,946 shares of Class A common stock, 512,156 shares of Class B Common Stock, par value $1 per share, outstanding as of March 31, 1998.

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
                                  (Unaudited)

                                      For the Quarter Ended Mar.31,
                                      -----------------------------
                                            1998            1997
                                            ----            ----

Net sales                                  $85,723         $70,802
Cost of sales                               57,519          46,257
Research and development expense             2,746           2,626
Selling, general and
 administrative expense                     21,289          19,860
                                           -------         -------
Operating profit                             4,169           2,059
Interest expense                             1,468           1,434
Other (expense) income, net                    (38)            322
                                           -------         -------
Income before income taxes                   2,663             947
Income tax provision                           613             190
                                           -------         -------

Net income                                 $ 2,050         $   757
                                           =======         =======
Net income
 per common share:

 Basic and diluted                         $   .15         $   .06
                                           =======         =======

Weighted average shares
 outstanding                            13,341,215      13,302,123
                                        ==========      ==========


*  The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars in Thousands)

                                                          Mar. 31, 1998   December 31, 1997
                                                          --------------  ------------------
ASSETS                                                      (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 24,427            $ 20,458
 Accounts receivable, net of allowances for
  doubtful accounts of $2,882 and $3,456                       106,375             106,072
 Inventories                                                    74,564              73,430
 Deferred income taxes                                           1,274               1,274
 Prepaid expenses and other current assets                       4,961               5,176
                                                              --------            --------
   Total current assets                                        211,601             206,410
Property, plant and equipment:
 Land                                                            6,530               6,627
 Buildings and improvements                                     40,895              41,211
 Machinery and equipment                                        84,553              85,405
                                                              --------            --------
                                                               131,978             133,243
   Less-accumulated depreciation                                82,202              82,470
                                                              --------            --------
                                                                49,776              50,773
Goodwill, net                                                    9,032               9,211
Other assets                                                    33,081              33,680
                                                              --------            --------
                                                              $303,490            $300,074
                                                              ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current
   installments of long-term debt                             $  3,631            $  3,995
 Accounts payable                                               46,837              44,532
 Accrued expenses and income taxes                              46,154              44,699
                                                              --------            --------
  Total current liabilities                                     96,622              93,226
Long-term debt                                                  71,812              72,067
Long-term liabilities                                           18,182              18,283
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                        -
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 12,909,538 shares
  in 1998 and 12,821,867 shares in 1997                         12,910              12,822
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 512,156 shares in 1998
  and 513,065 shares in 1997                                       512                 513
 Additional paid in capital                                    112,433             111,772
 (Deficit) Earnings employed in business                        (8,707)            (10,757)
 Accumulated other comprehensive income                            181               2,603
 Treasury stock:  42,592 shares in 1998 and
  in 1997 at cost                                                 (455)               (455)
                                                              --------            --------
   Total shareowners' equity                                   116,874             116,498
                                                              --------            --------
                                                              $303,490            $300,074
                                                              ========            ========

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            For the Three-Months Ended Mar. 31,
                                                            -----------------------------------
                                                                  1998               1997
                                                                  ----               ----
CASH PROVIDED BY (USED IN) OPERATIONS:
Net income                                                       $ 2,050           $    757
Adjustment for Noncash Items:
 Depreciation and amortization                                     3,484              2,475
 Unfunded pension                                                     89                100
 Deferred compensation                                                 -                 15
 Termination indemnities                                             132                708
Changes in Working Capital:
 (Increase) Decrease in accounts receivable                       (1,865)            11,793
 Increase in inventories                                          (2,889)           (11,190)
 Decrease in prepaid expenses
  and other current assets                                           112              1,253
 Increase (Decrease) in accounts payable
  and accrued expenses                                             5,351             (1,679)
                                                                 -------           --------
  Net Cash Provided by Operations                                  6,464              4,232
                                                                 -------           --------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                             (3,026)            (1,753)
 Sale of an investment                                               891                  -
 Investment in other assets                                         (752)             2,292
                                                                 -------           --------
  Cash (Used in) Investment Transactions                          (2,887)               539
                                                                 -------           --------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                         257              1,239
 Principal payments of long-term debt                               (378)            (1,409)
 Other financing activities                                          703                 70
                                                                 -------           --------
  Cash Provided by (Used in) Financing Transactions                  582               (100)
                                                                 -------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (190)            (1,145)
                                                                 -------           --------

CASH AND CASH EQUIVALENTS:
 Increase during the period                                        3,969              3,526
 Beginning balance                                                20,458             20,158
                                                                 -------           --------
 Ending balance                                                  $24,427           $ 23,684
                                                                 =======           ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                   $   338           $    821
                                                                 =======           ========

 Taxes paid                                                      $   287           $     62
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less.

3.   The composition of inventory is as follows:


                                           Mar. 31, 1998  Dec. 31, 1997
                                           -------------  -------------
     Parts, raw materials, and supplies          $31,344        $29,760
     Work in process                              18,264         17,341
     Finished goods                               24,956         26,329
                                                 -------        -------
                                                 $74,564        $73,430
                                                 =======        =======

4.   The composition of long-term liabilities is as follows:

                                           Mar. 31, 1998  Dec. 31, 1997
                                           -------------  -------------
     Other long-term liabilities                 $ 2,283        $ 2,270
     Deferred income taxes                         2,069          2,001
     Unfunded accrued pension cost                 5,240          5,297
     Termination indemnities                       8,590          8,715
                                                 -------        -------
                                                 $18,182        $18,283
                                                 =======        =======

5. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first three months of 1998 and 1997 is $613 and $190, respectively.

6. The following table sets forth the computation of basic and diluted earnings per share:

                                                       1998     1997
                                                      -------  -------
     Numerator:
       Net income                                     $ 2,050  $   757

     Denominator:
       Denominator for basic earnings per share:
          Weighted  average shares                     13,341   13,202

       Effect of dilutive securities:
          Employee stock options                          149      251
                                                      -------  -------

       Denominator for diluted earnings per share:
          Weighted  average shares and
            assumed conversions                        13,490   13,453
                                                      =======  =======

     Basic Earnings Per Share                         $   .15  $   .06
                                                      =======  =======

     Diluted Earnings Per Share                       $   .15  $   .06
                                                      =======  =======

7. As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     Accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 is composed of foreign currency translation adjustments amounting to $181 and $2,603, respectively.

    Components of comprehensive income (loss) are as follows:

                                                              For the Quarter Ended Mar.31,
                                                             -------------------------------
                                                                  1998            1997
                                                             --------------  ---------------

     Net Income                                                    $ 2,050          $   757
     Other comprehensive income (loss), net of tax:
           Foreign currency translation adjustments                 (2,422)          (9,287)
                                                                   -------          -------

     Comprehensive (loss)                                          $  (372)         $(8,530)
                                                                   =======          =======

8. Labor Relations. The Company is involved in litigation which arose out of a strike which began in October of 1981 by approximately 1,800 production employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company's Rhode Island operations. After commencement of the strike, the IAM filed charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unfair labor practices during contract negotiations that precipitated the strike. On August 28, 1990, the NLRB dismissed the IAM's charges. The IAM appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. On November 29, 1991, the Court accepted the legal reasoning advanced by the NLRB and the Company in support of the NLRB's earlier decision of dismissal, but ordered the NLRB to further clarify and support its decision. The NLRB reaffirmed its original dismissal of the IAM's charges, and the IAM appealed that decision. On April 7, 1995, the Court vacated the NLRB's earlier decision favorable to the Company and remanded the case to the

     NLRB for a decision on whether the charges should be dismissed or a trial on the merits should proceed. On August 16, 1996, the NLRB issued a second supplemental decision and order finding in favor of the Company and dismissing the IAM complaint. Following an unsuccessful request for a re-hearing and reconsideration of the NLRB's ruling, the IAM once again appealed the NLRB's decision to the U.S. Court of Appeals. On December 12, 1997, the Court denied the IAM's petition for a review of the NLRB's decision dismissing the charges against the Company. In March of 1998, the IAM filed a petition for a writ of certiorari in the United States Supreme Court requesting the Supreme Court to review and vacate the Appeals Court decision and remand the case to the NLRB for further proceedings. The NLRB and the Company as intervenor have filed their briefs in opposition to the petition. Management continues to believe the possibility of an adverse decision in this matter is remote. If, however, the case were ultimately decided on the merits against the Company and the strike converted to an unfair labor practice strike, the Company could be liable for back wages for those striking employees, subject to mitigation for certain statutory offsets, whose strike action is determined to be based on the unfair labor practices.

     Environmental. On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, New York. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, New York, acquired in 1987 and merged with and into the Company in 1991, contributed hazardous waste to the site for disposal and that the Company is a PRP as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500,000, with no volumetric assignment of responsibility having yet been determined; however, the State has expressed a willingness to settle its claim with all PRPs receiving the notice. The Company is continuing efforts to settle this claim and believes that any potential loss it might incur as a result of any involvement or settlement at this site would not be material.

     On April 20, 1998, the Company received a notice of responsibility letter from the Rhode Island Department of Environmental Management informing it that the Company is one of a group of at least twenty-five other companies similarly notified that have responsibility under State environmental laws and RIDEM regulations to perform investigation and remedial clean-up action at the closed Sanitary Landfill site in Cranston, RI. The RIDEM has indicated it believes the total cost of remediation of the Site to be in the range of $3 to $4 million, and that there are numerous other responsible parties who were not notified of their responsibility. The Company is working with the notified group of responsible parties and the State to determine its response action at the Site. At this time, the Company does not believe it was a major contributor of industrial waste to the site or that its potential liability at the site is material.

     Product Liability and Other Litigation Incidental to the Business. The Company is involved in a number of product liability claims and lawsuits by plaintiffs seeking monetary damages for personal injury which arose out of and were incidental to the sale of products manufactured by the Company in its discontinued metal cutting machine tool and fluid power businesses and certain other litigation and claims incidental to the conduct of its business. The potential liability of the Company for these claims and suits is adequately covered by insurance or reserves established for such contingencies. The Company is contesting or defending these claims and suits and management believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's financial position.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------



RESULTS OF OPERATIONS
(Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997)

Sales.
Sales for the first quarter of 1998 were $85.7 million compared with the first quarter of 1997 or $70.8 million, which is 21.1% above the 1997 level. First quarter sales for 1998 would have been $2.3 million higher than reported in 1998, if foreign denominated sales had been translated at 1997 foreign exchange rates. The reduced U.S. Dollar value of 1998 foreign sales, which results from translating the 1998 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. Dollar. When 1998 first quarter sales are translated at the first quarter of 1997 exchange rates, the first quarter of 1998 sales amount to $88 million, a $17.2 million increase over 1997. The $17.2 million sales increase was caused by a $16.1 million increase in the Measuring Systems Division ("MS") sales with the remaining $1.1 million increase divided equally between Precision Measuring Instruments Division ("PMI") and Custom Metrology Division("CM").

The $16.1 million increase in MS sales was primarily due to an approximate $5 million increase in the sales of the new Gage 2000/Derby and Chameleon measuring system products, which were introduced in 1997, and an increase of approximately $7.5 million sales of more fully configured horizontal arm machines. In addition, 1998 MS sales increased approximately $2.3 million due to the inclusion of the sales of Automation Software, Inc. ("ASI"), which had been accounted for by the equity method in 1997 until the Company's acquisition of the remaining 50% interest of ASI in the third quarter of 1997. The remaining $2.3 million increase in 1998 was due to increased sales of various products throughout the entire MS division.

Sales for PMI were up $0.6 million due to increased sales volume in Europe which was partially offset by reduced volume in the United States. Sales for CM were up $0.5 million due to increased sales volume of can gauging machines.

Earnings.
The Company's net income for the first quarter of 1998 was $2.1 million, which compared with $0.8 million for the same period in 1997.

The Company had an operating profit of $4.2 million in the first quarter of 1998 compared to $2.1 million in 1997 for the same period. Gross profit for the first quarter of 1998 was $28.2 million, or 32.9%, of sales. This compares with a 1997 gross profit of $24.5 million, or 34.7% of sales. The $3.7 million increase in 1998 gross profit comes primarily from MS. The 1.8% decrease in gross margin is due to lower margins of 1.5% for MS, which is due to slightly lower margins for more fully configured CMMs that was partially offset by improved gross margins for the Gage/2000 and Chameleon measuring systems. In addition, PMI's gross margin in 1998 was also 1.5% lower than 1997 due to product mix. CM's gross margin in 1998 was also lower than 1997, bringing the overall gross margin in 1998 to 32.9%.

Selling, general and administrative expenses ("SG&A") in the first quarter of 1998 were 24.8% of sales as compared to 28.1% for the period in 1997. SG&A expenses were $1.4 million higher in 1998 due to the inclusion of Automation Software, Inc., acquired in the third quarter of 1997, of approximately $0.9 million of SG&A and and increase in agents commissions of $0.5 million.

Other income (expense) is lower in the first quarter of 1998 by $0.4 million as compared to the same period in 1997. This is due to a loss of $0.2 million on the sale of shares of a public company which had been acquired in 1997 for common stock of an investment in an unrelated business which had been held for several years.

Results in the first quarter of 1998 included a $0.6 million tax provision as compared to $0.2 million in the first quarter of 1997. The effective tax rate in the first quarter of 1998 was 23% as compared to 20% in the same period in 1997. The increase is due primarily to a change in the tax law in a foreign jurisdiction in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Over the last several years, prior to the 1996 equity offering, the Company had funded its working capital, capital expenditure, research and development and other cash needs from operating cash flows, sales proceeds from discontinued businesses, borrowings under short-term credit facilities, and an aggregate of $33.5 million of term and mortgage indebtedness incurred in 1994. In October 1996, the Company completed a $48 million public equity offering of 4.4 million new shares of common stock. In November 1997, the final phase of the planned restructuring of the Company's balance sheet was completed when the Company entered into two financing arrangements to refinance certain existing debt obligations of about $45.0 million and provide additional financing for future needs of the Company. One of the borrowings was a $50.0 million private placement of senior notes with a 10 year maturity and an interest rate of 7.29%. The other arrangement was a $30.0 million three year syndicated multi-currency revolving credit facility with four banks. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security under the 1997 financings.

$11.7 million of the private placement was used to repay a bridge loan incurred two months earlier to pay a portion of the $25.0 million notes payable due September 28, 1997, the balance of which was paid with internally generated funds. $13.0 million of the private placement was used to retire the 9 1/4% convertible subordinated debentures, and the remaining balance is cash available for payment of the $6.8 million mortgage when it matures in 1999 and to fund certain of the Company's development plans and for other general corporate purposes. As of March 31, 1998, the Company has not borrowed any amount under the revolving credit facility described above. At March 31, 1998, the Company's outstanding indebtedness was $75.4 million (including the current portion) of long-term debt. There was no short-term debt outstanding at March 31, 1998.
The Company's cash and cash equivalents at March 31, 1998 were $24.4 million.

At December 31, 1997, the annual maturities of the Company's long-term debt were $4.0 million, $9.0 million, $3.8 million, $12.1 million, and $7.8 million for 1998, 1999, 2000, 2001, and 2002, respectively, and $39.4 million thereafter.

Management believes that the two 1997 financing arrangements and the 1996 public equity offering and the further additional borrowing capacity the offering allows along with the available existing short- and long-term borrowings, cash on hand and future cash flow from operations will be sufficient to meet foreseeable cash requirements of the Company for the next three to four years. Significant acquisitions or strategic partnerings could, however, increase the Company's capital requirements, and in such event the Company might seek to raise additional debt or equity.

CASH FLOW. Net cash provided by operations in the first quarter of 1998 was $6.5 million, as compared to net cash provided by operations of $4.2 million in 1997. For the quarter ended March 31, 1998, net income of $2.1 million increased by depreciation and other non-cash items of $3.7 million, further was increased by decreases in working capital of $0.7 million. For the quarter ended March 31, 1997, net income of $0.8 million, increased by depreciation and other non-cash items of $3.3 million was increased by decreases in working capital of $0.1 million.

Net cash used in investment transactions in 1998 was $2.9 million as compared to net cashed provided by investment transactions during 1997 of $0.5 million. During the first quarter of 1998, investment transactions included capital expenditures of $3.0 million. Also during the quarter, the Company sold an investment for $0.9 million which was offset partially by investing in other assets $0.8 million. During the first quarter of 1997, investment transactions included capital expenditures of $1.8 million.

Cash provided by financing transactions was $0.6 million during the first quarter of 1998 compared with $0.1 million used by financing transactions for the same period in 1997. Financing transactions during 1998 consisted of an increase of $0.3 million in short-term borrowings, offset by principal payments of long-term debt of $0.4 million. Financing transactions during the same period in 1997 consisted of a $1.2 million increase in short-terms borrowings, offset by principal payments of $1.4 million of long-term debt.

WORKING CAPITAL. Working capital of $115.0 million at March 31, 1998 increased from $113.2 million at December 31, 1997 principally due to an increase in cash and a decrease in short-term debt partially offset by an increase of inventories and receivables. Inventories increased to $74.6 million at March 31, 1998, an increase of $1.2 million from the end of 1997, and accounts receivable increased $0.3 million from December 31, 1997. In addition, total short- and long-term borrowing of $75.4 million at March 31, 1998 compared to $76.1 million at December 31, 1997.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING. The Company invested $4.2 million, or 4.9% of sales, and $4.0 million, or 5.6% of sales, respectively, for product design and manufacturing engineering for the first quarters of 1998 and 1997.

FORWARD-LOOKING INFORMATION

This section and other portions of this report include certain forward-looking statements about the Company's sales, expenditures,and various risks and uncertainties, including those set forth in "Risk Factors". Such statements are subject to risks that could cause the actual results or needs to vary materially from those currently anticipated by the Company. These risks are discussed in "Risk Factors" in the Company's Report on Form 10-K for the year 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended March 31, 1998.

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

May 13, 1998

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


 27. Financial Data Schedule.