Form 10-Q
period 1998-06-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1998-08-13
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number  1-5881
                        ------

                     BROWN & SHARPE MANUFACTURING COMPANY
             ----------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    -------      ______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,873,769 shares of Class A common stock, 511,083 shares of Class B common stock, par value $1 per share, outstanding as of June 30, 1998.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                        For the Quarter Ended June 30,          For the Six Months Ended June 30,
                                        -----------------------------           ---------------------------------
                                             1998           1997                     1998             1997
                                             ----           ----                     ----             ----
Net sales                               $   86,786     $   78,094               $  172,509       $  148,896
Cost of sales                               58,229         51,450                  115,748           97,707
Research and development expense             2,907          1,936                    5,653            4,562
Selling, general and
 administrative expense                     20,930         21,992                   42,219           41,852
                                        ----------     ----------               ----------       ----------
Operating profit                             4,720          2,716                    8,889            4,775
Interest expense                             1,458          1,499                    2,926            2,933
Other income, net                              580            294                      542              616
                                        ----------     ----------               ----------       ----------
Income before income taxes                   3,842          1,511                    6,505            2,458
Income tax provision                           883            302                    1,496              492
                                        ----------     ----------               ----------       ----------

Net income                              $    2,959     $    1,209               $    5,009       $    1,966
                                        ==========     ==========               ==========       ==========

Net income
 per common share:

 Basic and diluted                      $     .22      $      .09               $      .37       $      .15
                                        ==========     ==========               ==========       ==========



Weighted average shares
 outstanding                            13,573,731     13,251,274               13,439,014       13,226,698
                                        ==========     ==========               ==========       ==========

*  The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars in Thousands)

                                                          June 30, 1998   December 31, 1997
                                                         --------------  ------------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 18,348            $ 20,458
 Accounts receivable, net of allowances for
  doubtful accounts of $3,150 and $3,456                       110,520             106,072
 Inventories                                                    77,226              73,430
 Deferred income taxes                                           1,274               1,274
 Prepaid expenses and other current assets                       3,606               5,176
                                                              --------            --------
   Total current assets                                        210,974             206,410
Property, plant and equipment:
 Land                                                            6,549               6,627
 Buildings and improvements                                     41,297              41,211
 Machinery and equipment                                        87,201              85,405
                                                              --------            --------
                                                               135,047             133,243
   Less-accumulated depreciation                                84,743              82,470
                                                              --------            --------
                                                                50,304              50,773
Goodwill, net                                                    8,855               9,211
Other assets                                                    35,781              33,680
                                                              --------            --------
                                                              $305,914            $300,074
                                                              ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Notes payable and current
   installments of long-term debt                             $  3,932            $  3,995
 Accounts payable                                               45,552              44,532
 Accrued expenses and income taxes                              48,851              44,699
                                                              --------            --------
  Total current liabilities                                     98,335              93,226
Long-term debt                                                  70,201              72,067
Long-term liabilities                                           18,200              18,283
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                        -                   -
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 12,916,361 shares
  in 1998 and 12,821,867 shares in 1997                         12,916              12,822
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 511,083 shares in 1998
  and 513,065 shares in 1997                                       511                 513
 Additional paid in capital                                    112,468             111,772
 (Deficit) Earnings employed in business                        (5,748)            (10,757)
 Accumulated other comprehensive (loss) income                    (514)              2,603
 Treasury stock:  42,592 shares in 1998 and
  in 1997 at cost                                                 (455)               (455)
                                                              --------            --------
   Total shareowners' equity                                   119,178             116,498
                                                              --------            --------
                                                              $305,914            $300,074
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
                                  (Unaudited)


                                                        For the Six-Months Ended June 30,
                                                       -----------------------------------
                                                             1998               1997
                                                       -----------------  ----------------
CASH PROVIDED BY OPERATIONS:
Net income                                                      $ 5,009          $  1,966
Adjustment for Noncash Items:
 Depreciation and amortization                                    5,557             4,964
 Unfunded pension                                                   179               196
 Deferred compensation                                               --                26
 Termination indemnities                                            (48)              562
Changes in Working Capital:
 (Increase) Decrease in accounts receivable                      (5,063)           13,871
 Increase in inventories                                         (4,737)          (12,556)
 Decrease in prepaid expenses
  and other current assets                                        1,516             1,609
 Increase (Decrease) in accounts payable
  and accrued expenses                                            5,802            (5,115)
                                                                -------          --------
  Net Cash Provided by Operations                                 8,215             5,523
                                                                -------          --------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                            (4,443)           (4,803)
 Sale of an investment                                              891                --
 Investment in other assets                                      (4,710)           (2,288)
                                                                -------          --------
  Cash (Used in) Investment Transactions                         (8,262)           (7,091)
                                                                -------          --------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                        (22)              (77)
 Principal payments of long-term debt                            (1,554)           (1,744)
 Exercise of stock options                                          696                --
 Other financing activities                                         (81)              (19)
                                                                -------          --------
  Cash Provided by (Used in) Financing Transactions                (961)           (1,840)
                                                                -------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (1,102)             (225)
                                                                -------          --------

CASH AND CASH EQUIVALENTS:
 (Decrease) during the period                                    (2,110)           (3,633)
 Beginning balance                                               20,458            20,158
                                                                -------          --------
 Ending balance                                                 $18,348          $ 16,525
                                                                =======          ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                  $ 2,589          $  2,379
                                                                =======          ========

 Taxes paid                                                     $   958          $    952
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Cash and cash equivalents are comprised of cash-on-hand deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less.

3.   The composition of inventory is as follows:

                                      June 30, 1998  Dec. 31, 1997
                                      -------------  -------------

     Parts, raw materials, and supplies     $31,770        $29,760
     Work in process                         17,039         17,341
     Finished goods                          28,417         26,329
                                            -------        -------
                                            $77,226        $73,430
                                            =======        =======

4.   The composition of long-term liabilities is as follows:

                                      June 30, 1998  Dec. 31, 1997
                                      -------------  -------------

     Other long-term liabilities            $ 2,097         $2,270
     Deferred income taxes                    2,068          2,001
     Unfunded accrued pension cost            5,445          5,297
     Termination indemnities                  8,590          8,715
                                            -------         ------
                                            $18,200         18,283
                                            =======         ======

5. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first six months of 1998 and 1997 is $1,496 and $492, respectively.

6. The following table sets forth the computation of basic and diluted earnings per share:

                              For the Quarter Ended June 30,     For the Six Months Ended June 30,
                              ------------------------------     ---------------------------------
                                    1998     1997                      1998             1997
                                    ----     ----                      ----             ----
     Numerator:
       Net income                  $ 2,959  $ 1,209                  $ 5,009          $ 1,966

     Denominator:
       Denominator for basic
          earnings per share:
          Weighted - average
            shares                  13,574   13,251                   13,439           13,227

       Effect of dilutive
          securities:
          Employee stock
            options                    180      243                      120              246
                                   -------  -------                  -------          -------

       Denominator for diluted
          earnings per share:
          Weighted - average
            shares and
            assumed
            conversions             13,754   13,494                   13,559           13,473
                                   =======  =======                  =======          =======

     Basic Earnings Per Share      $   .22  $   .09                  $   .37          $   .15
                                   =======  =======                  =======          =======

     Diluted Earnings Per Share    $   .22  $   .09                  $   .37          $   .15
                                   =======  =======                  =======          =======

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

     Accumulated other comprehensive (loss) income, net of related tax, at June 30, 1998 and December 31, 1997 is composed of foreign currency translation adjustments amounting to $(514) and $2,603, respectively.

     Components of comprehensive income (loss) are as follows:

                           For the Quarter Ended June 30,  For the Six Months Ended June 30,
                           ------------------------------  ---------------------------------
                                   1998     1997              1998               1997
                                   ----     ----              ----               ----

     Net Income                   $2,959   $1,209            $ 5,009           $ 1,966
     Other comprehensive
       income (loss),
       net of tax:
       Foreign currency
          translation
          adjustments               (695)    (662)            (3,117)           (9,949)
                                  ------   ------            -------           -------

     Comprehensive (loss)         $2,264   $ (547)           $(1,892)          $(7,983)
                                  ======   ======            =======           =======

8.   Contingencies.

     Labor Relations. The registrant references its earlier filed report on Form 10-Q for the quarter ending March 30, 1998 furnishing information concerning litigation brought against the Company by the International Association of Machinists and Aerospace Workers ("IAM") which arose out of a strike by approximately 1,800 production employees represented by the IAM at the Company's Rhode Island operations which began in October of 1981. On June 15, 1998, the Supreme Court of the United States entered an order denying the IAM's petition for a writ of certiorari and declined to review a December 1997 decision of the U.S. Circuit Court of Appeals for the District of Columbia upholding an earlier decision of the National Labor Relations Board dismissing unfair labor practice charges brought by the IAM against the Company following commencement of the strike. As a result of the Supreme Court's ruling, the litigation brought against the Company by the IAM, which has been pending for seventeen years, is now concluded.

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

On May 8, 1998, the Company received a notice from the United States Environmental Protection Agency, Region II, informing it that the Company is, along with numerous other PRPs, most of whom have settled their liability, a potentially responsible party ("PRP") having liability under Federal Environmental law for past and future clean-up costs incurred and to be incurred by the government at the Hertel Landfill Superfund Site, Plattekill, New York. The Company's former subsidiary Standard Gage Company, Inc. of Poughkeepsie, NY, which was acquired in 1987 and merged with and into the Company in 1991, generated certain wastes which were disposed of at the Site in the mid-1970's. On July 24, 1998, the EPA made an offer of settlement to the Company to resolve its liability at the Site for a cash payment of $87,600 which includes a release and covenant not to sue from the EPA and contribution protection from claims for response costs incurred by any other parties. The EPA settlement offer does not however include a release of liability for costs incurred by the EPA for future groundwater remediation at the Site. Groundwater remediation is not presently being conducted at the Site but is provided for in the Record of Decision for the Site, and the EPA will consider whether to eliminate or modify the groundwater component of the remedial action plan based on the test results of future groundwater monitoring. The Company is in negotiations with the EPA to resolve its liability at the Site based on the EPA's settlement offer.

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

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

RESULTS OF OPERATIONS
(Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997)

Sales.
Sales for the second quarter of 1998 were $86.8 million compared with the second quarter of 1997 of $78.1 million, which is 11.1% above the 1997 level. Second quarter sales for 1998 would have been $2.8 million higher than reported in 1998, if foreign denominated sales had been translated at 1997 foreign exchange rates. The reduced U.S. Dollar value of 1998 foreign sales, which results from translating the 1998 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. Dollar. When 1998 second quarter sales are translated at the second quarter of 1997 exchange rates, 1998 sales amount to $89.6 million, an $11.5 million increase over 1997. The $11.5 million sales increase was caused by an $11.0 million increase in the Measuring Systems Division ("MS") sales, and a $0.9 million increase in the Precision Measuring Instruments Division ("PMI"), offset by a $0.4 million decrease in the Custom Metrology Division ("CM").

The $11.0 million increase in MS sales was primarily due to an increase of approximately $7.0 million in machine shipments and an increase of approximately $4.0 million of aftermarket services revenue. Of the $7.0 million increase, approximately $3.0 million of the increase was due to additional sales of smaller coordinated measuring machines ("CMM") including the Gage 2000 and Chameleon machines, and the remaining $4.0 million increase was from additional sales of the larger, more fully configured, CMMs. Approximately $1.3 million of the $4.0 million increase in aftermarket services revenue is due to the inclusion of the sales of Automation Software, Inc. ("ASI"), which had been accounted for by the equity method in 1997 until the Company's acquisition of the remaining 50% interest of ASI in the third quarter of 1997.

Sales for PMI were up $0.9 million due to increased sales volume in Europe, while sales in the United States were flat. Sales for CM were down $0.4 million due to decreased sales volume of calibration equipment.

Earnings.
The Company's net income for the second quarter of 1998 was $3.0 million, which compared with $1.2 million for the same period in 1997.

The Company had an operating profit of $4.7 million in the second quarter of 1998 compared to $2.7 million in 1997 for the same period. Gross profit for the second quarter of 1998 was $28.6 million, or 32.9%, of sales. This compares with a 1997 gross profit of $26.7 million, or 34.1% of sales. The $1.9 million increase in 1998 gross profit comes primarily from MS. The 1.2% decrease in gross profit percentage of net sales is due to lower margins of 1.5% for MS, which is due to slightly lower margins for more fully configured CMMs that was partially offset by improved gross margins for the smaller measuring systems. In addition, PMI's gross margin in 1998 was also 0.4% lower than 1997 due to product mix. CM's gross margin in 1998 was higher than 1997, bringing the overall gross margin in 1998 to 32.9% of net sales.

Research and development expenses were $1.0 million higher in 1998 due to increased spending of approximately $1.6 million in software development and $0.1 million for non-contact sensing technology, offset by decreased expenditures of $0.7 million in other product development areas, where common design efforts are reducing duplicative development efforts at our various operations.

Selling, general and administrative expenses ("SG&A") in the second quarter of 1998 were 24.1% of sales as compared to 28.2% for the period in 1997. 1998 SG&A expenses were $1.1 million lower than 1997. SG&A expenses for 1998 translated at 1997 exchange rates were $0.4 million higher than the

$20.9 million reported for the quarter ended June 30, 1998. 1998 SG&A expenses, expressed in 1997 foreign exchange rates, is $0.7 million lower than 1997 SG&A expenses. 1997 SG&A expenses include $0.7 million of realized foreign exchange losses that were not incurred in 1998. However, 1998 SG&A expenses include $0.9 million of expenses incurred by ASI, which were not included in 1997 for the same reason described above. The net improvement in SG&A expenses in 1998 over 1997 equals about $0.9 million and resulted from various savings, including reduced payroll and sundry other costs.

Other income was higher in the second quarter of 1998 by $0.3 million as compared to the same period in 1997. This is due to increased interest income of $0.1 million and increased miscellaneous income of $0.2 million.

Results for the second quarter of 1998 included a $0.9 million tax provision as compared to $0.3 million in the second quarter of 1997. The effective tax rate in the second quarter of 1998 was 23% as compared to 20% in the same period in 1997. The increase is due primarily to a change in the tax law in a foreign jurisdiction in 1998.

RESULTS OF OPERATIONS
(First Six Months Ended June 30, 1998 compared to First Six Months Ended June 30, 1997)

Sales.
Sales for the first six months of 1998 were $172.5 million compared with the first six months of 1997 of $148.9 million, which is 15.8% above the 1997 level. First six months sales for 1998 would have been $5.6 million higher than reported in 1998, if foreign denominated sales had been translated at 1997 foreign exchange rates. The reduced U.S. Dollar value of 1998 foreign sales, which results from translating the 1998 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. Dollar. When 1998 first six months sales are translated at the first six months of 1997 exchange rates, the first six months of 1998 sales amount to $178.1 million, a $29.2 million increase over 1997. The $29.2 million sales increase was caused by a $27.2 million increase in MS sales with most of the remaining $2.0 million increase from PMI.

The $27.2 million increase in MS sales was primarily due to an increase of approximately $21.1 million in machine shipments and an increase of $6.1 million of aftermarket services revenue. Of the $21.1 million increase, approximately $14.9 million of the increase was from additional sales of the larger, more fully configured, CMMs, and the remaining $6.5 million was due to additional sales of smaller CMMs, including Gage 2000 and Chameleon machines. Approximately $3.7 million of the $6.1 million increase in aftermarket services revenue is due to the inclusion of the sales of ASI which were not included in 1997 sales for the same reason described above.

Sales for PMI were up $1.8 million due to increased sales volume in Europe and the United States, and sales for CM were up $0.2 million due to increased sales volume of can gauging machines which was partially offset by reduced sales of calibration equipment.

Earnings.
The Company's net income for the first six months of 1998 was $5.0 million, which compared with $2.0 million for the same period in 1997.

The Company had an operating profit of $8.9 million in the first six months of 1998 compared to $4.8 million in 1997 for the same period. Gross profit for the first six months of 1998 was $56.8 million, or 32.9%, of sales. This compares with a 1997 gross profit of $51.2 million, or 34.4% of sales. The $5.6 million increase in 1998 gross profit comes primarily from MS. The 1.5% decrease in gross profit percentage of net sales is due to lower margins for MS, which occurred in both the smaller and more fully configured CMMs. In addition, PMI's gross margin in 1998 was also lower than 1997 due to product mix. CM's gross margin in 1998 was higher than 1997, bringing the overall gross margin in 1998 to 32.9% of net sales.

Research and development expenses were $1.1 million higher in 1998 due to increased spending of approximately $2.6 million in software development and $0.3 million for non-contact sensing technology offset by decreased expenditures of $1.8 million in other product development areas, where common design efforts are reducing duplicative development efforts at our various operations.

Selling, general and administrative expenses ("SG&A") in the first six months of 1998 were 24.5% of sales as compared to 28.1% for the period in 1997. SG&A expenses were $0.3 million higher in 1998. SG&A expenses for 1998 translated at 1997 exchange rates were $1.2 million higher than the $42.2 million reported for the six months ended June 30, 1998. The adjusted 1998 SG&A expenses were $1.5 million higher than 1997 SG&A expenses. The major reasons for the $1.5 million difference was due to the inclusion of $0.7 million of realized foreign exchange losses in 1997 SG&A expenses, which were not included in 1998 SG&A expenses, and $1.8 million of additional expenses in 1998 that applied to ASI, which were not included in 1997 SG&A expenses for the same reason described above.

Results in the first six months of 1998 included a $1.5 million tax provision as compared to $0.5 million in the first six months of 1997. The effective tax rate in the first six months of 1998 was 23% as compared to 20% in the same period in 1997. The increase is due primarily to a change in the tax law in a foreign jurisdiction in 1998.

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

$11.7 million of the private placement was used to repay a bridge loan incurred two months earlier to pay a portion of the $25.0 million notes payable due September 28, 1997, the balance of which was paid with internally generated funds. $13.0 million of the private placement was used to retire the 9 1/4% convertible subordinated debentures, and the remaining balance is cash available for payment of the $6.8 million mortgage when it matures in 1999 and to fund certain of the Company's development plans and for other general corporate purposes. As of June 30, 1998, the Company has not borrowed any amount under the revolving credit facility described above. At June 30, 1998, the Company's outstanding indebtedness was $74.1 million (including the current portion) of long-term debt. There was no short-term debt outstanding at June 30, 1998. The Company's cash and cash equivalents at June 30, 1998 were $18.3 million.

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

CASH FLOW. Net cash provided by operations in the first six months of 1998 was $8.2 million, as compared to net cash provided by operations of $5.5 million in 1997. For the six months ended June 30, 1998, cash flow included, net income of $5.0 million increased by depreciation and other non-cash items of $5.7 million, further was decreased by increases in working capital of $2.5 million. For the six months ended June 31, 1997, cash flow included, net income of $2.0 million, increased by depreciation and other non-cash items of $5.7 million and decreases in working capital of $2.2 million.

Net cash used in investment transactions in 1998 was $8.3 million as compared to net cash used in investment transactions during 1997 of $7.1 million. During the first six months of 1998, investment transactions included capital expenditures of $4.4 million and $3.7 million for a continuing upgrade of its management information systems. Also during the first six months of 1998, the Company sold an investment for $0.9 million which was offset partially by investing in other assets $0.8 million. During the first six months of 1997, investment transactions included capital expenditures of $4.8 million and $1.1 million for certain information systems.

Cash used in financing transactions was $1.0 million during the first six months of 1998 compared with $1.8 million used by financing transactions for the same period in 1997. Financing transactions during 1998 consisted of a decrease of $0.2 million in short-term borrowings and principal payments of long-term debt of $1.6 million, offset by $0.7 million due to the exercise of stock options. Financing transactions during the same period in 1997 consisted of a $0.1 million decrease in short-terms borrowings, offset by principal payments of $1.7 million of long-term debt.

WORKING CAPITAL. Working capital of $112.6 million at June 30, 1998 decreased from $113.2 million at December 31, 1997 principally due to a decrease in cash and an increase in accrued expenses partially offset by an increase of inventories and receivables. Inventories increased to $77.2 million at June 30, 1998, an increase of $3.8 million from the end of 1997, and accounts receivable increased $4.4 million from December 31, 1997. In addition, total short- and long-term borrowing of $74.1 million at June 30, 1998 compared to $76.1 million at December 31, 1997.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING. The Company invested $9.1 million, or 5.3% of sales, and $6.9 million, or 4.7% of sales, respectively, for product design and manufacturing engineering for the first six months of 1998 and 1997.

FORWARD-LOOKING INFORMATION

This section and other portions of this report include certain forward-looking statements about the Company's sales, expenditures, and various risks and uncertainties, including those set forth in "Risk Factors". Such statements are subject to risks that could cause the actual results or needs to vary materially from those currently anticipated by the Company. These risks are discussed in "Risk Factors" in the Company's Report on Form 10-K for the year 1997.

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 1.  LEGAL PROCEEDINGS
------   -----------------

Refers to footnote 8 under contingencies for further details.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Company's 1998 Annual Meeting of Stockholders was held on Friday, May 1, 1998. At the meeting, the stockholders voted: (1) to fix the number of directors at nine and to elect three nominees to the Board of Directors to serve for the ensuing three-year term; and (2) to ratify and approve the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the year 1998.

The following is a summary of the results of matters submitted to security holders:

(1) The following persons were elected to serve as directors for three year terms expiring in 2001 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

    Name                            For      Withheld
    ----                            ---      --------

    Class A Common Stock
    -------------------------
         Howard K. Fuguet        10,950,061   100,871
         Henry D. Sharpe, III    10,950,061   100,871
         J. Robert Held          10,950,061   100,871

    Class B Common Stock
    -------------------------
         Howard K. Fuguet         3,997,662   102,600
         Henry D. Sharpe, III     3,997,662   102,600

The following directors have terms of office which continued after the meeting:
  Frank T. Curtin, Paul R. Tregurtha, Russell A. Boss, John M. Nelson, and Roger
  E. Levien.

                                              For      Against Abstain  No Vote
                                              ---      ------- -------  -------

(2)  Appointment of Ernst & Young
     L.L.P. as the Company's independent
     accountants                          14,732,782   56,767  62,781   307,864

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended June 30, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ Charles A. Junkunc
                                     --------------------------------------
                                     Charles A. Junkunc
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

August 13, 1998

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


10.92 Severence agreement between Brown & Sharpe Manufacturing Company and Frank T. Curtin dated February 17, 1998.

10.93 Severence agreement between Brown & Sharpe Manufacturing Company and Charles A. Junkunc dated February 17, 1998.

10.94 Severence agreement between Brown & Sharpe Manufacturing Company and Philip James dated February 17, 1998.

10.95 Severence agreement between Brown & Sharpe Manufacturing Company and Antonio Aparicio dated February 17, 1998.

10.96 Severence agreement between Brown & Sharpe Manufacturing Company and Marcus Burton dated February 17, 1998.

10.97 Severence agreement between Brown & Sharpe Manufacturing Company and Edward D. DiLuigi dated February 17, 1998.

10.98 Severence agreement between Brown & Sharpe Manufacturing Company and Christopher J. Garcia dated February 17, 1998.

10.99 Severence agreement between Brown & Sharpe Manufacturing Company and Brian Gaunt dated February 17, 1998.

10.100 Severence agreement between Brown & Sharpe Manufacturing Company and Alfred J. Corso dated February 17, 1998.

10.101 Severence agreement between Brown & Sharpe Manufacturing Company and James W. Hayes, III dated February 17, 1998.

10.102 Severence agreement between Brown & Sharpe Manufacturing Company and Les W. Sgnilek dated February 17, 1998.

10.103 Severence agreement between Brown & Sharpe Manufacturing Company and Bryn Edwards dated February 17, 1998.

10.104 Severence agreement between Brown & Sharpe Manufacturing Company and Kenneth Kirkendall dated February 17, 1998.

10.105 Severence agreement between Brown & Sharpe Manufacturing Company and Fred Shutter dated February 17, 1998.

10.106 Key Employee's Long-Term Deferred Cash Incentive Plan as amended through February 23, 1998.

10.107    Supplemental Executive Retirement Plan as amended February 13, 1998.

10.108 Senior Executive Supplemental Umbrella Pension Plan dated February 13, 1998.

27.       Financial Data Schedule.