Form 10-Q
period 1998-09-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1998-11-13
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number 1-5881
                       ------

                     BROWN & SHARPE MANUFACTURING COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                              050113140
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   Precision Park, 200 Frenchtown Road, North Kingstown, Rhode Island  02852
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (401) 886-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]   No  [   ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,918,671 shares of Class A common stock, 508,773 shares of Class B common stock, par value $1 per share, outstanding as of September 30, 1998.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                    FOR THE QUARTER ENDED SEPT. 30,   FOR THE NINE MONTHS ENDED SEPT. 30,
                                    --------------------------------  ------------------------------------
                                             1998            1997                1998               1997
                                             ----            ----                ----               ----

Net sales                                  $74,879         $78,555             $247,388          $227,451
Cost of sales                               49,816          52,882              165,564           150,589
Research and development expense             2,917           2,937                8,570             7,499
Selling, general and
 administrative expense                     19,077          19,830               61,296            61,682
                                           -------         -------             --------          --------
Operating profit                             3,069           2,906               11,958             7,681
Interest expense                             1,484           1,353                4,410             4,286
(Loss) on disposal of subsidiary                --          (1,346)                  --            (1,346)
Other income, net                               63             155                  605               771
                                           -------         -------             --------          --------
Income before income taxes                   1,648             362                8,153             2,820
Income tax provision                           379              72                1,875               564
                                           -------         -------             --------          --------
Net income                                 $ 1,269         $   290             $  6,278          $  2,256
                                           =======         =======             ========          ========
Net income per common share:
 Basic                                     $   .09         $   .02             $    .47          $    .17
                                           =======         =======             ========          ========
 Diluted                                   $   .09         $   .02             $    .46          $    .17
                                           =======         =======             ========          ========

Weighted average shares
 outstanding                            13,427,444      13,522,795         13,380,206          13,489,843

Weighted average shares
 outstanding and dilutive options       13,584,347      13,522,795         13,634,688          13,489,843


*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars in Thousands)

                                                         Sept. 30, 1998   December 31, 1997
                                                         ---------------  ------------------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                     $ 17,812            $ 20,458
 Accounts receivable, net of allowances for
  doubtful accounts of $3,130 and $3,456                        109,542             106,072
 Inventories                                                     84,607              73,430
 Deferred income taxes                                            1,274               1,274
 Prepaid expenses and other current assets                        3,880               5,176
                                                               --------            --------
   Total current assets                                         217,115             206,410
Property, plant and equipment:
 Land                                                             6,873               6,627
 Buildings and improvements                                      43,770              41,211
 Machinery and equipment                                         94,487              85,405
                                                               --------            --------
                                                                145,130             133,243
   Less-accumulated depreciation                                 92,331              82,470
                                                               --------            --------
                                                                 52,799              50,773
Goodwill, net                                                     8,689               9,211
Other assets                                                     37,579              33,680
                                                               --------            --------
                                                               $316,182            $300,074
                                                               ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable and current
   installments of long-term debt                              $  9,462            $  3,995
 Accounts payable                                                42,079              44,532
 Accrued expenses and income taxes                               51,021              44,699
                                                               --------            --------
  Total current liabilities                                     102,562              93,226
Long-term debt                                                   65,201              72,067
Long-term liabilities                                            19,462              18,283
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 12,918,671 shares
  in 1998 and 12,821,867 shares in 1997                          12,919              12,822
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 508,773 shares in 1998
  and 513,065 shares in 1997                                        509                 513
 Additional paid in capital                                     112,468             111,772
 (Deficit) Earnings employed in business                         (4,479)            (10,757)
 Accumulated other comprehensive income                           7,995               2,603
 Treasury stock:  42,592 shares in 1998 and
  in 1997 at cost                                                  (455)               (455)
                                                               --------            --------
   Total shareowners' equity                                    128,957             116,498
                                                               --------            --------
                                                               $316,182            $300,074
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
                                  (Unaudited)

                                                          For the Nine-Months Ended Sept. 30,
                                                          -----------------------------------
                                                                1998               1997
                                                          -----------------  ----------------

CASH PROVIDED BY OPERATIONS:
Net income                                                        $  6,278           $  2,256
Adjustment for Noncash Items:
 Depreciation and amortization                                       8,219              7,367
 Unfunded pension                                                      272                291
 Deferred compensation                                                  --                 34
 Termination indemnities                                                60                706
Changes in Working Capital:
 Decrease in accounts receivable                                       710             12,628
 Increase in inventories                                            (6,885)            (8,625)
 Decrease in prepaid expenses
  and other current assets                                             603              1,162
 Increase (Decrease) in accounts payable
  and accrued expenses                                                 201             (2,299)
                                                                  --------           --------
  Net Cash Provided by Operations                                    9,458             13,520
                                                                  --------           --------

INVESTMENT TRANSACTIONS:
 Acquisition of equity investee, net of cash acquired                   --             (3,000)
 Capital expenditures                                               (6,846)            (6,096)
 Sale of an investment                                                 891                 --
 Investment in other assets                                         (5,853)              (519)
                                                                  --------           --------
  Cash (Used in) Investment Transactions                           (11,808)            (9,615)
                                                                  --------           --------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                            --             24,420
 Principal payments of long-term debt                               (2,374)           (27,001)
 Exercise of stock options                                             696                 --
 Other financing activities                                           (157)               148
                                                                  --------           --------
  Cash (Used in) Financing Transactions                             (1,835)            (2,433)
                                                                  --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              1,539             (5,117)
                                                                  --------           --------

CASH AND CASH EQUIVALENTS:
 (Decrease) during the period                                       (2,646)            (3,645)
 Beginning balance                                                  20,458             20,158
                                                                  --------           --------
 Ending balance                                                   $ 17,812           $ 16,513
                                                                  ========           ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                    $  2,978           $  3,453
                                                                  ========           ========

 Taxes paid                                                       $  1,290           $  1,298
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Cash and cash equivalents are comprised of cash-on-hand, deposits in banks and short-term marketable securities with a maturity at acquisition of three months or less.

3.   The composition of inventory is as follows:


                                           Sept. 30, 1998  Dec. 31, 1997
                                           --------------  -------------
     Parts, raw materials, and supplies        $35,261        $29,760
     Work in process                            18,559         17,341
     Finished goods                             30,787         26,329
                                               -------        -------
                                               $84,607        $73,430
                                               =======        =======

4. Other assets at September 30, 1998 includes $4.6 million of costs related to the installation of Enterprise Resource Planning software ("ERP") system. The installation of the ERP system began in 1998 and is expected to continue until the year 2000.

5.   The composition of long-term liabilities is as follows:

                                           Sept. 30, 1998  Dec. 31, 1997
                                           --------------  -------------
     Other long-term liabilities               $ 2,137        $ 2,270
     Deferred income taxes                       2,069          2,001
     Unfunded accrued pension cost               5,995          5,297
     Termination indemnities                     9,261          8,715
                                               -------        -------
                                               $19,462        $18,283
                                               =======        =======

6. Income taxes include provisions for federal, foreign and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first nine months of 1998 and 1997 is $1,875 and $564, respectively.

7. The following table sets forth the computation of basic and diluted earnings per share:

                                        For the Quarter Ended Sept. 30,  For the Nine Months Ended Sept. 30,
                                        -------------------------------  -----------------------------------
                                             1998            1997               1998              1997
                                             ----            ----               ----              ----
     Numerator:
       Net income                          $ 1,269         $   290            $ 6,278           $ 2,256

     Denominator:
       Denominator for basic
          earnings per share:
          Weighted  average shares          13,427          13,523             13,380            13,490

       Effect of dilutive securities:
          Employee stock options               157              --                255                --
                                           -------         -------            -------           -------

       Denominator for diluted
          earnings per share:
          Weighted  average shares and
            assumed conversions             13,584          13,523             13,635            13,490
                                           =======         =======            =======           =======
     Basic Earnings Per Share              $   .09         $   .02            $   .47           $   .17
                                           =======         =======            =======           =======
     Diluted Earnings Per Share            $   .09         $   .02            $   .46           $   .17
                                           =======         =======            =======           =======

8. As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     Accumulated other comprehensive (loss) income, net of related tax, at September 30, 1998 and December 31, 1997 is composed of foreign currency translation adjustments amounting to $7,995 and $2,603, respectively.

    Components of comprehensive income (loss) are as follows:

                                      For the Quarter Ended Sept. 30,   For the Nine Months Ended Sept. 30,
                                      -------------------------------   -----------------------------------
                                           1998             1997              1998               1997
                                           ----             ----              ----               ----
     Net Income                           $1,269          $   290            $ 6,278           $  2,256
     Other comprehensive income
       (loss), net of tax:
          Foreign currency
            translation adjustments        8,509           (5,972)             5,392            (15,921)
                                          ------          -------            -------           --------
     Comprehensive income (loss)          $9,778          $(5,682)           $11,670           $(13,665)
                                          ======          =======            =======           ========

9.              Contingencies.

          Labor Relations. The registrant references its earlier filed report on Form 10-Q for the quarter ending March 30, 1998 furnishing information concerning litigation brought against the Company by the International Association of Machinists and Aerospace Workers ("IAM") which arose out of a strike by approximately 1,800 production employees represented by the IAM at the Company's Rhode Island operations which began in October of 1981. On June 15, 1998, the Supreme Court of the United States entered an order denying the IAM's petition for a writ of certiorari and declined to review a December 1997 decision of the National Labor Relations Board dismissing unfair labor practice charges brought by the IAM against the Company following commencement of the strike. As a result of the Supreme Court's ruling, the litigation brought against the Company by the IAM, which has been pending for seventeen years, is now concluded.

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

On April 20, 1998, the Company received a notice of responsibility letter from the Rhode Island Department of Environmental Management informing it that the Company is one of a group of at least twenty-five other companies similarly notified that have responsibility under State environmental laws and RIDEM regulations to perform investigation and remedial clean-up action at the closed Sanitary Landfill site in Cranston, RI. The RIDEM has indicated it believes the total cost of remediation of the Site to be in the range of $3 to $4 million, and that there are numerous other responsible parties who were not notified of their responsibility. The Company has joined the working group of notified responsible parties to propose a remedy to the State for the Site. At this time, the Company does not believe it was a major contributor of industrial waste to the site or that its potential liability at the site is material.

On May 8, 1998, the Company received a notice from the United States Environmental Protection Agency, Region II, informing it that the Company is, along with numerous other PRPs, most of whom have settled their liability, a potentially responsible party ("PRP") having liability under Federal Environmental law for past and future clean-up costs incurred and to be incurred by the government at the Hertel Landfill Superfund Site, Plattekill, New York. The Company's former subsidiary Standard Gage Company, Inc. of Poughkeepsie, NY, which was acquired in 1987 and merged with and into the Company in 1991, generated certain wastes which were disposed of at the Site in the mid-1970's. On July 24, 1998, the EPA made an offer of settlement to the Company to resolve its liability at the Site for a cash payment of $87,600 which the Company has accepted and which includes a release and covenant not to sue from the EPA and contribution protection from claims for response costs incurred by any other parties. The EPA settlement offer does not however include a release of liability for costs incurred by the EPA for future groundwater remediation at the Site. Groundwater remediation is not presently being conducted at the Site but is provided for in the Record of Decision for the Site, and the EPA will consider whether to eliminate or modify the groundwater component of the remedial action plan based on the test results of future groundwater monitoring.

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

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
(Quarter Ended September 30, 1998 compared to Quarter Ended September 30, 1997)

Sales.
Sales for the third quarter of 1998 were $74.9 million compared with the third quarter of 1997 sales of $78.6 million, and were 4.7% below the 1997 level. Third quarter sales for 1998 would have been $0.3 million lower than reported in 1998, if foreign denominated sales had been translated at the foreign exchange rates used for the third quarter of 1997. When 1998 third quarter sales are translated at the third quarter of 1997 exchange rates, 1998 sales amount to $74.6 million, a $4.0 million decrease from 1997. The $4.0 million reduction in sales was due to a decrease in sales of $2.8 million in the Measuring Systems Division ("MS"), $2.0 million in the Precision Measuring Instruments Division ("PMI"), and $0.5 million from Technicomp, which was sold in the third quarter of 1997, offset by a $1.3 million increase in 1998 sales in the Custom Metrology Division ("CM").

The $2.8 million reduction in MS sales was primarily due to a decrease of approximately $3.3 million in machine shipments and an increase of approximately $0.5 million of aftermarket services revenue. Of the $3.3 million decrease in machine sales, approximately $4.0 million was due to lower sales of larger, more fully configured coordinated measuring machines ("CMM") , offset by increased sales of $0.7 million for the smaller CMMs.

Sales for PMI were down $2.0 million due to decreased sales in the United States arising from customers consolidating operations and reducing inventories, offset by increased sales volume in the European market. Sales for CM were up
$1.3 million due to increased sales of can gauging equipment.

Earnings.
The Company's net income for the third quarter of 1998 was $1.3 million, which compared with $0.3 million for the same period in 1997.

The Company had an operating profit of $3.1 million in the third quarter of 1998 compared to $2.9 million for the same period in 1997. Gross profit for the third quarter of 1998 was $25.1 million, or 33.5%, of sales. This compares with a 1997 gross profit of $25.7 million, or 32.7% of sales. The $0.6 million decrease in 1998 gross profit comes from reduced MS sales in 1998 and the disposition of Technicomp in 1997 offset by increased gross profit from PMI and CM. The 0.8% increase in gross profit as a percentage of net sales is due to PMI's increased gross margin resulting from improvement in production efficiencies, which offset the impact of reduced PMI sales noted above. CM's gross margin in 1998 was also higher than 1997, while MS gross margin remained approximately the same bringing the overall gross margin in 1998 to 33.5% of net sales.

Selling, general and administrative expenses ("SG&A") in the third quarter of 1998 were $0.8 million lower than 1997, but higher than the comparable period 1997 SG&A, as a percentage of sales, by 0.3%. SG&A expenses for 1998 translated at 1997 exchange rates were approximately the same as the actual amount reported for the quarter ended September 30, 1998. SG&A expenses in 1998 included foreign exchange losses amounting to $0.3 million, which was $1.1 million lower than foreign exchange losses in 1997, which contributed to most of the $0.8 million improvement in SG&A expenses in 1998.

Results for the third quarter of 1998 included a $0.4 million tax provision as compared to $0.1 million in the third quarter of 1997. The effective tax rate in the third quarter of 1998 was 23% as compared to 20% in the same period in 1997. The increase is due primarily to a change in the tax law in a foreign jurisdiction in 1998.

RESULTS OF OPERATIONS
(Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997)

Sales.
Sales for the first nine months of 1998 were $247.4 million compared with the first nine months of 1997 sales of $227.5 million, and were 8.8% above the 1997 level. The first nine months sales for 1998 would have been $2.0 million higher than reported in 1998, if foreign denominated sales had been translated at 1997 foreign exchange rates. The reduced U.S. Dollar value of 1998 foreign sales, which results from translating the 1998 foreign denominated sales using lower exchange rates, is due to the strength of the U.S. Dollar during 1998. When 1998 first nine months sales are translated at the first nine months of 1997 exchange rates, the first nine months of 1998 sales amount to $249.4 million, a $21.9 million increase over 1997. The $21.9 million sales increase resulted from a $23.9 million increase in MS sales and a $1.5 million increase from CM which was offset by a decrease in PMI sales of $2.1 million and a decrease of $1.4 million due to the sale of Technicomp during the third quarter of 1997.

The $23.9 million increase in MS sales was primarily due to an increase of approximately $17.9 million in machine shipments and an increase of $6.0 million of aftermarket services revenue. Of the $17.9 million increase, approximately $14.9 million was from additional sales of the larger, more fully configured, CMMs, and increased sales of $3.0 million for smaller CMMs. Approximately
$3.7 million of the $6.0 million increase in aftermarket services revenue is due to the inclusion of the sales of ASI which were not included in 1997 prior to its acquisition in July 1997.

Sales for PMI were down $2.1 million due to decreased sales in Japan and the United Kingdom, which were partially offset by increased sales volumes in Germany and Switzerland. Sales for CM were up $1.5 million due to increased sales volume of can gauging and profile machines which was partially offset by reduced sales of calibration equipment.

Earnings.
The Company's net income for the first nine months of 1998 was $6.3 million, which compared with $2.3 million for the same period in 1997.

The Company had an operating profit of $12.0 million in the first nine months of 1998 compared to $7.7 million for the same period in 1997. Gross profit for the first nine months of 1998 was $81.8 million, or 33.1%, of sales. This compares with a 1997 gross profit of $76.9 million, or 33.8% of sales. The $4.9 million increase in 1998 gross profit comes primarily from MS due to higher sales volumes. The 0.7% decrease in gross profit as a percentage of net sales is due to lower margins for MS, which was offset by improved margins for PMI and CM. MS's lower gross margin was due to decreased margins for the smaller CMMs and aftermarket services that were partially offset by improved margins for the larger, more fully configured CMMs that benefited, in part, from the restructuring that occurred in 1997. PMI's gross margin in 1998 was higher than 1997 due to an increase in production efficiencies, and CM's gross margin in 1998 was higher than 1997 due to an improved product mix, bringing the overall gross margin in 1998 to 33.1% of net sales.

Research and development expenses were $1.1 million higher in 1998 due to increased spending of approximately $4.2 million in software development and $0.5 million for non-contact sensing technology offset by decreased expenditures of $3.8 million in other product development areas, where common design efforts are reducing duplicative development efforts at our various operations.

Selling, general and administrative expenses ("SG&A") in the first nine months of 1998 were 24.8% of sales as compared to 27.1% for the period in 1997. SG&A expenses were $0.4 million lower in 1998. SG&A expenses for 1998 translated at 1997 exchange rates were $0.6 million higher than the $61.3 million reported for the nine months ended September 30, 1998. After adjustment for 1997 foreign exchange rates, 1998 SG&A expenses were $0.2 million higher than 1997 SG&A expenses. The major reasons for the $0.2 million difference was due to the inclusion of $0.7 million of realized foreign exchange losses in 1997 SG&A expenses, which were not included in 1998 SG&A expenses; in addition to lower payroll and payroll related expenses and travel and entertainment expenses substantially offset by increased agents' commissions and ASI expenses that were not included in 1997 operating results prior to its acquisition in July 1997.

Results in the first nine months of 1998 included a $1.9 million tax provision as compared to $0.6 million in the first nine months of 1997. The effective tax rate in the first nine months of 1998 was 23% as compared to 20% in the same period in 1997. The increase is due primarily to a change in the tax law in a foreign jurisdiction in 1998.

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

$11.7 million of the private placement was used to repay a bridge loan incurred two months earlier to pay a portion of the $25.0 million notes payable due September 28, 1997, the balance of which was paid with internally generated funds. $13.0 million of the private placement was used to retire the 9 1/4% convertible subordinated debentures, and the remaining balance is cash available for payment of the $6.8 million mortgage when it matures in 1999 and to fund certain of the Company's development plans and for other general corporate purposes. As of September 30, 1998, the Company has not borrowed any amount under the revolving credit facility described above. At September 30, 1998, the Company's outstanding indebtedness was $74.7 million (including the current portion) of long-term debt. There was no short-term debt outstanding at September 30, 1998. The Company's cash and cash equivalents at September 30, 1998 were $17.8 million.

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

CASH FLOW. Net cash provided by operations in the first nine months of 1998 was $9.5 million, as compared to net cash provided by operations of $13.5 million in 1997. For the nine months ended September 30, 1998, cash flow included, net income of $6.3 million increased by depreciation and other non-cash items of $8.6 million, offset by decreases in working capital of $5.4 million. For the nine months ended September 30, 1997, cash flow included, net income of $2.3 million, increased by depreciation and other non-cash items of $8.4 million and decreases in working capital of $2.8 million.

Net cash used in investment transactions in 1998 was $11.8 million as compared to net cash used in investment transactions during 1997 of $9.6 million. During the first nine months of 1998, investment transactions included capital expenditures of $6.8 million and $5.4 million for a continuing upgrade of its management information systems. Also during the first nine months of 1998, the Company sold an investment for $0.9 million which was offset partially by investing in other assets $0.5 million. During the first nine months of 1997, investment transactions included capital expenditures of $6.1 million and $1.6 million for certain information systems. In addition, in 1997 the Company paid $3.0 million to acquire the remaining 50% interest of its 50% owned equity investee, Automation Software, Inc.

Cash used in financing transactions was $1.8 million during the first nine months of 1998 compared with $2.4 million used by financing transactions for the same period in 1997. Financing transactions during 1998 consisted of principal payments of long-term debt of $2.4 million, offset by $0.7 million received from the exercise of stock options. Financing transactions during the same period in 1997 consisted of a $24.4 million increase in short-term borrowings, offset by principal payments of $27 million of long-term debt.

WORKING CAPITAL. Working capital of $114.6 million at September 30, 1998 increased from $113.2 million at December 31, 1997 principally due to an increase in receivables and inventory partially offset by an increase of accrued expenses and current portion of long-term debt. Inventories increased to $84.6 million at September 30, 1998, an increase of $11.2 million from the end of 1997, and accounts receivable increased $3.5 million from December 31, 1997. In addition, total short- and long-term borrowing of $74.7 million at September 30, 1998 compared to $76.1 million at December 31, 1997.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING.  The Company invested
$13.3 million, or 5.4% of sales, and $11.4 million, or 5.0% of sales, respectively, for product design and manufacturing engineering for the first nine months of 1998 and 1997.

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

Effective January 1, 1999, eleven of fifteen member countries of the European Union ("EU") are scheduled to establish fixed conversion rates between their existing sovereign currencies and a common currency, the "Euro". During a transition period from January 1, 1999 to June 20, 2002, non-cash transactions may be denominated in either Euros or the existing currencies of the EU participants from January 1, 1999 to January 1, 2002. After January 1, 2002, all non-cash transactions must be denominated in Euro. Euro currency will not be issued until January 1, 2002, and on June 30, 2002, all national currencies of the EU participating countries will become obsolete.

The Company has significant operations in several of the EU countries that will convert, or that may convert, to the Euro. The introduction of the Euro on January 1, 1999 may present substantial risk to the Company for its operations located in the EU participating countries. These risks include competitive implications of conversion resulting from harmonization of pricing policies and practices in our European operations; possible increased costs associated with the conversion; and the ability to modify existing information systems on a timely basis, if at all, as well as the ability to absorb the costs associated with the systems modifications, if required.

The Company has formed a committee to review the impact of the Euro conversion on those business units operating in EU countries that are participating in the Euro conversion described above. However, the Company does not know at this time what impact, if any, the Euro conversion will have on its financial condition and results of operations or what additional costs may be incurred by the Company to convert to the new currency. The Company is presently focusing on three areas:

 .    Pricing Policies  a review of the implications of various pricing alternatives.

 .    Accounting for transactions in Euro during the transition period.

 .    Banking the ability of the Company's banks to receive and make payments in
     Euro. Also to provide the Company with bank statements in both Euro and legacy currency.

At this time, a number of issues have been reviewed and resolved. However, a number of issues appear to require action. After the review is completed on these areas, the remainder of the items identified as requiring attention will be addressed. The Company expects to have this analysis completed by late 1998, but there can be no assurance that this analysis will be fully completed on a timely basis or issues identified in this analysis will be properly addressed on a timely basis.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that Year 2000 disruptions could affect it in three areas:
(i) disruptions to the Company's internal systems; (ii) disruptions to the Company's suppliers and customers; and (iii) problems within the Company's products sold to customers.

Internal Systems.  The Company has undertaken various initiatives intended to
----------------
ensure that its internal computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "internal computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, servers and mainframes, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as equipment at facilities, fixtures, alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the internal computer equipment and software it currently uses will require replacement or modification. The Company currently anticipates that its Year 2000 identification, risk assessment, remediation and testing efforts with respect to internal systems will be completed by mid-1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software. The Company estimates that as of November 12, 1998, it had completed greater than 75% of the initiatives that it believes will be necessary to address potential Year 2000 issues relating to its internal computer equipment and software. The Company currently estimates that the cost for remediation of its internal computer equipment and software, including the inspection costs at its facilities, will not exceed $2 million. Should the Company's remediation efforts regarding its internal computer equipment and software prove not to be fully adequate, the Company would have to operate manually or outsource their internal operation until proper remediation efforts gave way to renewed automation. The cost associated with any such outsourcing of finance and accounting efforts has not been determined at this time. In the event that there exists Company facilities and shop floor Year 2000 issues which remain unresolved and the Company is required to shut down certain facilities, the loss accrued as a result of a facilities shutdown could have a material adverse effect on the business and results of operations of the Company.

Suppliers and Customers.  The Company has created and distributed two waves
-----------------------
of Year 2000 supplier readiness surveys, and is creating a Year 2000 Readiness survey to be distributed to all of its known customers. The surveys have four purposes: (i) to assure the Company that its customers and suppliers are fully aware of the Year 2000 issues and their ramifications; (ii) to determine the extent to which interfaces with suppliers are vulnerable to Year 2000 issues and whether the products and services purchased from such suppliers are Year 2000 compliant; (iii) to assure the Company that the flow of new equipment orders, as well as service and warranty orders will be substantially uninterrupted by the Year 2000 problem; and (iv) to assure the Company that the Year 2000 problem will not create an inability on the customer's part to pay invoices in a timely manner. Although the Company recently completed a major supplier consolidation effort, there still exist various sole sources of supply for certain components used by the Company as well as a sole source supplier for low to medium accuracy electronic touch trigger sensor probes and heads. The Company will initially focus on critical, single source suppliers and is presently compiling a list of such suppliers for the purpose of scheduling meetings and supplier audits. In the event that these single source, critical suppliers are not compliant in advance of the turn of the century, and in the event that the areas of non-compliance will affect the Company, the supplier re-sourcing process will commence. The Company currently estimates that the cost and time to benchmark and re-source a supplier, if a single source supplier, could materially affect the business. Should a customer be in a non-compliant situation with regard to only their internal systems, aside from the cost of inconvenience, the Company believes there would be minimal additional costs to transacting normal business with them. In the event that the non-compliance issues were customer shop floor and/or facilities related, the ramifications could be materially greater.

Products.  Software in some of the Company's products is date sensitive and
--------
therefore subject to Year 2000 issues. There are no date sensitivities known in any other facet of the Company's products. The Company believes that the software in its products currently being shipped is Year 2000 compliant. Older products, however, that have date sensitivities in the software are not or may not be Year 2000 compliant, and the Year 2000 compliance of such products must also be evaluated by the customer in light of the Year 2000 compliance status of the customer's specific computer and operating system that are being used by the customer to obtain the benefits of the Company's products in the customer's manufacturing/assembly operations. The Company has not completed its investigation of the status, with respect to Year 2000 compliance, of its products that are not currently offered and expects to have its definitive policy on this aspect available by March 31, 1999. In the meantime, the Company has begun discussions with customers regarding the cost of updating or upgrading the Company's software to ensure its Year 2000 compliance with respect to certain older equipment.

Contingency Plan.  The Company has not developed a contingency plan for dealing
----------------
with the most reasonably likely worst case scenario resulting from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete a contingency plan by March 31, 1999 that would permit the Company to continue close to normal business operations and recognize only minimal losses.

The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with suppliers and others from whom it purchases products contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnifications arrangements will cover all of the Company's potential liabilities and costs related to claims by third parties related to the Year 2000 issue.

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 1.  LEGAL PROCEEDINGS
------   -----------------

Refers to footnote 8 under contingencies for further details.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended September 30, 1998.

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

November 12, 1998

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


 27. Financial Data Schedule.