Form 10-Q
period 1999-03-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1999-05-14
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,965,649 shares of Class A common stock, 506,796 shares of Class B common stock, par value $1 per share, outstanding as of March 31, 1999.

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
                                  (Unaudited)

                                      For the Quarter Ended Mar.31,
                                     -------------------------------
                                          1999            1998
                                     --------------  ---------------
                                                       (Restated)

Sales                                  $    82,414      $    83,456
Cost of sales  Note 2                       61,243           55,371
Research and development expense             2,522            2,746
Selling, general and
 administrative expense                     21,550           21,514
Restructuring charges  Note 2               10,762               --
                                          --------          -------
Operating (loss) profit                    (13,663)           3,825
Interest expense                             1,411            1,468
Other income (expense), net                    110              (38)
                                          --------          -------
(Loss) Income before income taxes          (14,964)           2,319
Income tax provision                            83              537
                                          --------          -------
Net (loss) income                      $   (15,047)     $     1,782
                                          ========          =======
Net (loss) income
 per common share:

 Basic and diluted                          $(1.12)     $       .13
                                            ======             ====

Weighted average shares
 outstanding                            13,397,725       13,341,215
                                        ==========       ==========

  *  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars in Thousands)

                                                         Mar. 31, 1999   December 31, 1998
                                                         --------------  ------------------
ASSETS                                                     (Unaudited)
Current Assets:
 Cash and cash equivalents                                    $  5,532            $ 12,290
 Accounts receivable, net of allowances for
  doubtful accounts of $3,541 and $3,657                       101,753             102,506
 Inventories                                                    83,815              88,391
 Deferred income taxes                                           3,165               3,165
 Prepaid expenses and other current assets                       4,606               3,692
                                                              --------            --------
   Total current assets                                        198,871             210,044
Property, plant and equipment:
 Land                                                            6,703               6,797
 Buildings and improvements                                     42,432              43,919
 Machinery and equipment                                        91,453              96,070
                                                              --------            --------
                                                               140,588             146,786
   Less-accumulated depreciation                                90,479              93,293
                                                              --------            --------
                                                                50,109              53,493
Goodwill, net                                                    7,601               7,961
Other assets                                                    39,653              46,280
                                                              --------            --------
                                                              $296,234            $317,778
                                                              ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Accounts payable                                             $ 47,083            $ 42,153
 Accrued expenses and income taxes                              46,818              48,045
 Notes payable and current
   installments of long-term debt                               11,266               9,272
                                                              --------            --------
  Total current liabilities                                    105,167              99,470
Long-term debt                                                  64,365              65,433
Long-term liabilities                                           21,731              23,220
Shareowners' Equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                       --                  --
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 13,008,241 shares
  in 1999 and 12,926,385 shares in 1998                         13,008              12,926
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 506,796 shares in 1999
  and 507,809 shares in 1998                                       507                 508
 Additional paid in capital                                    112,508             112,508
 Retained earnings (deficit)                                   (16,407)             (1,360)
 Other comprehensive (loss) income                              (4,190)              5,528
 Treasury stock:  42,592 shares in 1999 and
  in 1998 at cost                                                 (455)               (455)
                                                              --------            --------
   Total shareowners' equity                                   104,971             129,655
                                                              --------            --------
                                                              $296,234            $317,778
                                                              ========            ========

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                For the Three-Months Ended Mar. 31,
                                               -------------------------------------
                                                      1999               1998
                                               ------------------  -----------------
Cash Provided by (Used in) Operations:
Net (loss) income                                 $(15,047)           $ 1,782
Adjustment for Noncash Items:
 Restructuring charges                              15,703                 --
 Depreciation and amortization                       3,141              3,484
 Unfunded pension                                      636                 89
 Termination indemnities                               109                132
Changes in Working Capital:
 (Increase) Decrease in accounts receivable         (5,453)               402
 Increase in inventories                            (6,081)            (4,812)
 (Increase) Decrease in prepaid expenses
  and other current assets                            (301)               112
 Increase in accounts payable
  and accrued expenses                               4,246              5,275
                                                  --------            -------
  Net Cash (Used in) Provided by Operations         (3,047)             6,464
                                                  --------            -------

Investment Transactions:
 Capital expenditures                               (2,890)            (3,026)
 Sale of an investment                                  76                891
 Investment in other assets                           (111)              (752)
                                                  --------            -------
  Cash (Used in) Investment Transactions            (2,925)            (2,887)
                                                  --------            -------

Financing Transactions:
 Increase in short-term debt                         2,616                257
 Principal payments of long-term debt                 (390)              (378)
 Other financing activities                           (878)               703
                                                  --------            -------
  Cash Provided by Financing Transactions            1,348                582
                                                  --------            -------

Effect of Exchange Rate Changes on Cash             (2,134)              (190)
                                                  --------            -------

Cash and Cash Equivalents:
 (Decrease) Increase during the period              (6,758)             3,969
 Beginning balance                                  12,290             20,458
                                                  --------            -------
 Ending balance                                   $  5,532            $24,427
                                                  ========            =======
Supplementary Cash Flow Information:

 Interest paid                                    $    285            $   338
                                                  ========            =======

 Taxes paid                                       $    135            $   287
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1998.

2. As part of an ongoing review of the Company's overall cost structure, the Company announced, in the first quarter of 1999, certain major cost reduction initiatives that were to be implemented at the PMI and CM Divisions located in the United Kingdom. The purpose of the restructuring at these Divisions was to reduce costs and improve profitability through product line and factory rationalization which was to be achieved by exiting certain non-core products at CM and certain products at PMI viewed by the Company as "commodity-type" products.

     As a result of the restructuring, the Company recorded, in the first quarter of 1999, restructuring related charges amounting to $15.5 million ($1.16 per share). The charges provide for costs associated with involuntary employee termination benefits for approximately 235 employees, write-down of excess inventory to net realizable value, write-down of impaired fixed assets and capitalized software costs, and other exit costs, such as legal expense, lease cancellations, travel, etc. The inventory adjustment of $4.9 million has been classified in the 1999 results in cost of goods sold. The remainder of the restructuring expenses was recorded as a separate component of the 1999 operating loss.

     The following is an analysis of the 1999 restructuring charge and associated reserves at March 31, 1999.

     Employee termination benefits    $ 3,144
     Inventory                          4,941
     Capitalized software costs         5,624
     Fixed asset                        1,283
     Other                                711
                                      -------
                                      $15,703
                                      =======

     The impaired fixed assets, amounting to $818 thousand at PMI and $465 thousand at CM, consist, primarily, of machinery and equipment which will be disposed of sometime after June 30, 1999. The machinery and equipment was considered to have no alternative use and was written down to its estimated net salvage value.

     Most of the impaired software costs pertained to a management information system installed for CM, which will no longer be supported when CM concentrates on its new factory charter focusing on the turbine blade business. The existing software was considered too robust for the remaining CM business and will be replaced with a less costly reporting system. As a result, the existing software was written down because it had no alternative use to the Company.

     Cash payments related to the restructuring charges listed above amount to approximately $3.9 million, most of which are expected to occur in the third and fourth quarters of 1999.

     In addition, in the first quarter of 1999, the Company made cash payments amounting to approximately $535 thousand which related to employee termination benefits recognized in the restructuring of certain of its European operations in 1997. The reserve for the 1997 employee termination benefits obligation, as well as the 1999 obligation for termination benefits, is classified with accrued expenses and income taxes.

3.   The composition of inventory is as follows:

                                           Mar. 31, 1999  Dec. 31, 1998
                                           -------------  -------------
     Parts, raw materials, and supplies          $37,132        $38,511
     Work in process                              19,714         20,515
     Finished goods                               26,969         29,365
                                                 -------        -------
                                                 $83,815        $88,391
                                                 =======        =======

4. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first three months of 1999 and 1998 is $83 and $537, respectively.

5. The following table sets forth the computation of basic and diluted earnings per share:

                                                        1999      1998
                                                      ---------  -------
     Numerator:
       Net (loss) income                              $(15,047)  $ 1,782

     Denominator:
       Denominator for basic earnings per share:
          Weighted  average shares                      13,398    13,341

       Effect of dilutive securities:
          Employee stock options                            --       149
                                                      --------   -------

       Denominator for diluted earnings per share:
          Weighted  average shares and
            assumed conversions                         13,398    13,490
                                                      ========   =======

     Basic (Loss) Earnings Per Share                  $  (1.12)  $   .13
                                                      ========   =======

     Diluted (Loss) Earnings Per Share                $  (1.12)  $   .13
                                                      ========   =======

6.   Components of comprehensive income (loss) are as follows:

                                                    For the Quarter Ended Mar.31,
                                                   -------------------------------
                                                         1999            1998
                                                   ----------------  -------------

     Net (Loss) Income                                    $(15,047)       $ 1,782
     Other comprehensive (loss), net of tax:
       Foreign currency translation adjustments             (9,718)        (2,422)
                                                          --------        -------

     Comprehensive (loss)                                 $(24,765)       $  (640)
                                                          ========        =======

               Accumulated other comprehensive (loss) income, net of related tax, at March 31, 1999 and December 31, 1998 is composed of foreign currency translation adjustments amounting to a loss of $4.2 million and income of $5.5 million, respectively.

7. Environmental. On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, New York. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, New York, acquired in 1987 and merged with and into the Company in 1991, contributed hazardous waste to the site for disposal and that the Company is a PRP as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500, with no volumetric assignment of responsibility having yet been determined; however, the State has expressed a willingness to settle its claim with all PRPs receiving the notice. The Company is continuing efforts to settle this claim and believes that any potential loss it might incur as a result of any involvement or settlement at this site would not be material.

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

8.   Financial Information by Business Segment

     Segment Information. The Company operates exclusively in the Metrology Business and conducts its business through the Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), and Custom Metrology Division ("CM").


                                       Three Months Ended March 31, 1999
                                     --------------------------------------
                                       MS       PMI        CM      TOTALS
                                     -------  --------  --------  ---------
Revenues from
 external customers                  $57,889  $21,811   $ 2,714   $ 82,414
Intersegment revenues                      3      118         8        129
Restructuring provision                   --    6,239     6,980     13,219
Segment profit (loss)                  2,197   (5,649)   (8,422)   (11,874)

                                       Three Months Ended March 31, 1998
                                     -----------------------------------
                                       MS       PMI        CM      TOTALS
                                     -------  --------  --------  ---------
Revenues from
 external customers                  $57,480  $23,488   $ 2,488   $ 83,456
Intersegment revenues                      4      177       393        574
Segment profit (loss)                    572    1,774      (682)     1,664


     A reconciliation of combined operating profit for the MS, PMI, and CM segments to consolidated profit or loss before income taxes is as follows:

                                                      1999       1998
                                                    ---------  --------

     Total revenues for reportable segments         $ 82,543   $84,030
     Elimination of intersegment revenues               (129)     (574)
                                                    --------   -------
          Total Consolidated Revenues               $ 82,414   $83,456
                                                    ========   =======

     Total profit (loss) for reportable segments    $(11,874)  $ 1,664
     Corporate restructuring charges                  (2,484)       --
     Unallocated amounts:
       Interest income                                    78       245
       Other income (expense)                           (684)      410
                                                    --------   -------
          Profit (Loss) Before Income Taxes         $(14,964)  $ 2,319
                                                    ========   =======

9. In 1998, the Company changed its method of accounting for its larger, more fully configured machines from the percentage of completion method to the completed contract method. As a result of the use of the new accounting method described above, sales and net income for the three months ended March 31, 1998 decreased $1.7 million and $268 thousand ($.02 per share), respectively.

     Also, certain other amounts reported in 1998 have been reclassified to conform with the 1999 presentation.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------


RESULTS OF OPERATIONS
(Quarter Ended March 31, 1999 compared to Quarter Ended March 31, 1998)

Sales.
Sales for the first quarter of 1999 were $82.4 million compared with first quarter sales in 1998 of $83.5 million, which is 1.3% below the 1998 level. First quarter sales for 1999 would have been $1.6 million lower than reported in 1999, if foreign denominated sales had been translated at 1998 foreign exchange rates. The reduced U.S. Dollar value of 1999 foreign sales, which results from translating the 1999 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. dollar. When 1999 first quarter sales are translated at the first quarter of 1998 exchange rates, 1999 sales amount to $80.9 million, a $2.6 million decrease over 1998. The $2.6 million sales decrease was caused by a $0.7 million and $2.2 million decrease in the Measuring Systems ("MS") and the Precision Measuring Instruments ("PMI"), respectively, offset by a sales increase of $0.3 million in the Custom Metrology Division ("CM").

The $0.7 million decrease in MS sales was primarily due to an approximate $3.6 million decrease in the sales of certain of the smaller coordinated measuring machines ("CMM") offset by an increase of approximately $2.2 million in aftermarket revenue and $0.7 million sales of more fully configured CMMs.

Sales for PMI were down $2.2 million due, primarily, to decreased sales volume in the United States caused by stock reduction and consolidation of U.S. catalog distributors and a slowdown in the Asian markets. Sales for CM were up $0.3 million due to increased sales volume of Profile machines.

Restructuring.
As part of an ongoing review of the Company's overall cost structure, the Company announced, in the first quarter of 1999, certain major cost reduction initiatives that were to be implemented at the PMI and CM Divisions located in the United Kingdom. The purpose of the restructuring at these Divisions was to reduce costs and improve profitability through product line and factory rationalization which was to be achieved by exiting certain non-core products at CM and certain products at PMI viewed by the Company as "commodity-type" products.

As a result of the restructuring, the Company recorded, in the first quarter of 1999, restructuring related charges amounting to $15.5 million ($1.16 per share). The charges provide for costs associated with involuntary employee termination benefits for approximately 235 employees, write-down of excess inventory to net realizable value, write-down of impaired fixed assets and capitalized software costs, and other exit costs, such as legal expense, lease cancellations, travel, etc. The inventory adjustment of $4.9 million has been classified in the 1999 results in cost of goods sold. The remainder of the restructuring expenses was recorded as a separate component of the 1999 operating loss.

The following is an analysis of the 1999 restructuring charge and associated reserves at March 31, 1999.

Employee termination benefits    $ 3,144
Inventory                          4,941
Capitalized software costs         5,624
Fixed asset                        1,283
Other                                711
                                 -------
                                 $15,703
                                 =======

The impaired fixed assets, amounting to $818 thousand at PMI and $465 thousand at CM, consist, primarily, of machinery and equipment which will be disposed of sometime after June 30, 1999. The machinery and equipment was considered to have no alternative use and was written down to its estimated net salvage value.

Most of the impaired software costs pertained to a management information system installed for CM, which will no longer be supported when CM concentrates on its new factory charter focusing on the turbine blade business. The existing software was considered too robust for the remaining CM business and will be replaced with a less costly reporting system. As a result, the existing software was written down because it had no alternative use to the Company.

Cash payments related to the restructuring charges listed above amount to approximately $3.9 million, most of which are expected to occur in the third and fourth quarters of 1999.

In addition, in the first quarter of 1999, the Company made cash payments amounting to approximately $535 thousand which related to employee termination benefits recognized in the restructuring of certain of its European operations in 1997. The reserve for the 1997 employee termination benefits obligation, as well as the 1999 obligation for termination benefits, is classified with accrued expenses and income taxes.

Earnings.
The Company's net loss for the first quarter of 1999 was $15.0 million. The first quarter net loss included $15.5 million of restructuring expenses, net of taxes, discussed above. Excluding the effect of the restructuring expenses, the first quarter of 1999 would have realized $0.5 million of net income, which compares with $1.8 million for the same period in 1998.

The Company had an operating loss of $13.7 million in the first quarter of 1999, which included, as discussed above, $15.7 million of restructuring expenses. Excluding the effect of the restructuring charge, first quarter 1999 operating profit would have been $2.0 million, which is $1.8 million below the first quarter of 1998. The gross margin for the first quarter of 1999 was $21.2 million, which included $4.9 million of the $15.7 million restructuring expenses. When the $4.9 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $26.1 million, which is 31.7% of 1999 sales. This compares with a 1998 first quarter gross margin of $28.1 million, which was 33.7% of 1998 sales. The $2.0 million decrease in gross margin is due to lower margins amounting to $0.9 million, $0.7 million, and $0.4 million for MS, PMI, and CM, respectively. The reduced gross profit of $0.9 million for MS was due to costs relating to unfavorable absorption for certain of the smaller CMMs and increased costs for aftermarket products, which included increased training and other start up expenses required to grow the service component of the aftermarket business. The adverse impact on MS gross profit was mitigated by higher margins in the more highly configured CMMs. The PMI gross profit is down due to lower sales volume, while CM gross profit is down due to product mix.

Most selling, general and administrative expenses ("SG&A") were approximately the same on a quarter to quarter basis. In the few instances where 1999 expenses, such as expenditures for information systems upgrades, exceeded 1998 levels, certain other expense categories in 1999, such as agents' commissions, were lower than 1998 levels. Overall, there was little variation in SG&A expense categories in 1999 compared with 1998.

Results in the first quarter of 1999 included a $0.1 million tax provision as compared to $0.5 million in the first quarter of 1998. The effective tax rate in the first quarter of 1999, excluding restructuring, was 32.5% as compared to 23% in the same period in 1998. The restructuring charge provided a tax benefit of $0.2 million due to absence of adequate net operating loss carrybacks in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2006, as well as other long-term debt amounting to $23.2 million.

$5.2 million of the $23 million matures in October 1999. Management expects to refinance the $5.2 million when it comes due or, alternatively, could utilize a portion of the revolving credit agreement discussed below. The Company also has a $30.0 million three-year syndicated multi-currency revolving credit facility with four banks, which expires in November 2000. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security under the private placement and $30.0 million lines. In addition to the revolving credit facility, the Company has $30.6 million in lines of credit with various banks located outside of the United States. As of March 31, 1999, the Company has not borrowed any amount under the revolving credit facility, but has utilized $5.5 million, including $3.1 million for performance bonds, of the $30.6 million foreign banks lines. Under the most restrictive loan covenant agreement, the Company can borrow another $10.8 million before exceeding the covenant limitation. Management believes that it has sufficient borrowing capacity to meet its foreseeable cash needs while still complying with its various loan covenant requirements.

At March 31, 1999, the Company's outstanding indebtedness was $75.6 million (including the current portion) of long-term debt, which includes $2.4 million of short-term debt. The Company's cash and cash equivalents at March 31, 1999 were $5.5 million. At March 31, 1999, the annual maturities of the Company's long-term debt for the period from April 1 to March 31 were $9.1 million, $4.0 million, $12.3 million, $8.9 million, and $7.8 million for 2000, 2001, 2002, 2003, and 2004, respectively, and $31.1 million thereafter.

Cash Flow. Net cash used in operations in the first quarter of 1999 was $3.0 million, as compared to net cash provided by operations of $6.5 million in 1998. For the quarter ended March 31, 1999, net loss of $15.0 million decreased by depreciation and other non-cash items of $19.6 million and was increased by increases in working capital of $7.6 million. For the quarter ended March 31, 1998, net income of $1.8 million, increased by depreciation and other non-cash items of $3.7 million and was further increased by decreases in working capital of $1.0 million.

Net cash used in investment transactions in 1999 and 1998 was $2.9 million. Capital expenditures in 1999 and 1998 amounted to $2.9 million and $3.0 million, respectively. In addition, the Company conducted other insignificant investment transactions that tended to offset each other.

Cash provided by financing transactions was $1.3 million during the first quarter of 1999 and $0.6 million for the same period in 1998. Financing transactions during 1999 consisted of an increase of $2.6 million in short-term borrowings, offset by principal payments of long-term debt of $0.4 million. Financing transactions during the same period in 1998 consisted of a $0.3 million increase in short-terms borrowings, offset by principal payments of $0.4 million of long-term debt.

Working Capital. Working capital of $93.7 million at March 31, 1999 decreased from $110.6 million at December 31, 1998 principally due to a decrease in cash, inventories, and receivables, offset by an increase in short-term debt and prepaid expenses. Inventories increased to $83.8 million at March 31, 1999, a decrease of $4.6 million from the end of 1998, and accounts receivable decreased $0.7 million from December 31, 1998. In addition, total short- and long-term borrowing of $75.6 million at March 31, 1999 compared to $74.7 million at December 31, 1998.

Product Design and Manufacturing Engineering. The Company invested $3.8 million, or 4.6% of sales, and $4.2 million, or 5.0% of sales, respectively, for product design and manufacturing engineering for the first quarters of 1999 and 1998.

FORWARD-LOOKING INFORMATION

This section and other portions of this report include certain forward-looking statements about the Company's sales, expenditures, capital needs, remediation expense with respect to Year 2000 issues and related matters, and various risks and uncertainties, including those set forth in "Risk Factors". These risks are discussed in "Risk Factors" in the Company's Report on Form 10-K for the year 1998, and, in addition, with respect to the Year 2000 and Euro Conversion issues which are discussed below.

Such statements in the Report on Form 10-K and in this report are subject to risks that could cause the actual results or needs to vary materially from those anticipated by the Company.

YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that Year 2000 disruptions could affect it in three areas:
(i) disruptions to the Company's internal systems; (ii) disruptions to the Company's suppliers and customers; and (iii) problems with the Company's products sold to customers.

  Internal Systems.  The Company has undertaken various initiatives intended to
  ----------------
ensure that its internal computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "internal computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, servers and mainframes, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as equipment at facilities, fixtures, alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the internal computer equipment and software it currently uses will require replacement or modification. The Company currently anticipates that its Year 2000 identification, risk assessment, remediation and testing efforts with respect to internal systems will be completed by mid-1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software. The Company estimates that as of April 30, 1999, it had nearly completed the initiatives that it believes will be necessary to address potential Year 2000 issues relating to its internal computer equipment and software. As of April 30, 1999, an audit of the internal computer equipment and software resulted in a less than 1% occurrence of potential failure due to Year 2000 related problems. These potentially problematic systems are being corrected as they are recognized by means of replacement. The Company currently estimates that the cost for remediation of its internal computer equipment and software, including the inspection costs at its facilities, will not exceed $2 million. Should the Company's remediation efforts regarding its internal computer equipment and software prove not to be fully adequate, the Company would have to operate manually or outsource their internal operation until proper remediation efforts gave way to renewed automation. The cost associated with any such outsourcing of finance and accounting efforts has not been determined at this time. In the event that there exists Company facilities and shop floor Year 2000 issues which remain unresolved and the Company is required to shut down certain facilities, the loss accrued as a result of a facilities shutdown could have a material adverse effect on the business and results of operations of the Company.

  Suppliers and Customers.  The Company has created and distributed two waves of
  -----------------------
Year 2000 supplier readiness surveys for all of its facilities, and has created a Year 2000 Readiness survey to be distributed to all of its known customers. The surveys have four purposes: (i) to assure the Company that its customers and suppliers are fully aware of the Year 2000 issues and their ramifications;
(ii) to determine the extent to which interfaces with suppliers are vulnerable to Year 2000 issues and whether the products and services purchased from such suppliers are Year 2000 compliant; (iii) to assure the Company that the flow of new equipment orders, as well as service and warranty orders will be substantially uninterrupted by the Year 2000 problem; and (iv) to assure the Company that the Year 2000 problem will not create an inability on the customer's part to pay invoices in a timely manner. Although the Company recently completed a major supplier consolidation effort, there still exist a limited number of sole sources of supply for certain components used by the Company. The Company is focusing on critical, single source suppliers for the purpose of scheduling meetings and supplier audits for the purpose of Year 2000 compliance verification. In the event that these single source, critical suppliers are not compliant in advance of the turn of the century, and in the event that the areas of non-compliance will affect the Company, the supplier re-sourcing process will commence. The Company currently estimates that the cost and time to benchmark and re-source a supplier, if a single source supplier, could materially affect the business. Should a customer be in a non-compliant situation with regard to only their internal systems, aside from the cost of inconvenience, the Company believes there would be minimal additional costs to transacting normal business with them. In the event that the non-compliance issues were customer shop floor and/or facilities related, the ramifications could be materially greater.

  Products.  Software in some of the Company's products is date sensitive and
  --------
therefore subject to Year 2000 issues. There are no date sensitivities known in any other facet of the Company's products. The Company believes that the software in its products currently being shipped (since mid-1998) is Year 2000 compliant (with the exception of a Y2K remediation patch currently under development, and soon to be released, for one narrowly used product). Older products, however, that may be subject to date sensitivities in the software are not or may not be Year 2000 compliant, and the Year 2000 compliance of such products must also be evaluated by the customer in light of the Year 2000 compliance status of the customer's specific computer and operating system that are being used by the customer to obtain the benefits of the Company's products in the customer's manufacturing/assembly operations. Software is divided into three (3) main categories and remediations means. The category of current products includes products shipped by the Company since mid-1998. All of these products are fully supported, have been tested for Year 2000 compliance, and are believed by the Company to be Year 2000 compliant. The category of supported products includes products shipped by the Company prior to mid-1998. These products may not have been tested for Year 2000 compliance and may be subject to Year 2000 related failures to some degree. These products are supported to the degree that there are updates available to the customer which have been tested and are believed by the Company to be Year 2000 compliant. The category of non-supported products includes products whose production has been discontinued. These products have not been tested for Year 2000 compliance by the Company and are not supported with Year 2000 compliant updates. The Company supports customers using these products to the extent that software upgrades are available which have been tested and are believed by the Company to be Year 2000 compliant.

  Contingency Plan.  The Company's contingency plan for dealing with the most
  ----------------
reasonably likely worst case scenario resulting from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis is still under development, but nears completion. The draft will be made available for review by the Company's officers by May 30, 1999, at which time adjustments may be recommended. The contingency plan would permit the Company to continue close to normal business operations and recognize only minimal losses.

  The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates. These estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources; customer, supplier, other best practice third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

EUROPEAN MONETARY UNION

  Effective January 1, 1999, eleven of fifteen member countries of the European Union ("EU") are scheduled to establish fixed conversion rates between their existing sovereign currencies and a common currency, the "Euro". During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either Euros or the existing currencies of the EU participants from January 1, 1999 to January 1, 2002. After January 1, 2002, all non-cash transactions must be denominated in Euro. Euro currency will not be issued until January 1, 2002, and on June 30, 2002, all national currencies of the EU participating countries will become obsolete.

  The Company has significant operations in several of the EU countries that will convert, or that may convert, to the Euro. The introduction of the Euro on January 1, 1999 may present substantial risks to the Company for its operations located in the EU participating countries. These risks include competitive implications of conversion resulting from harmonization of pricing policies and practices in our European operations; possible increased costs associated with the conversion; and the ability to modify existing information systems on a timely basis, if at all, as well as the ability to absorb the costs associated with the systems modifications, if required.

  The Company has established various policies to be implemented during the transition period. The Company has taken a position on pricing policy. Essentially, Euro pricing will be provided if requested by customers; otherwise, pricing will continue in legacy currencies. This pricing policy will apply to both Euro and non-Euro countries. For accounting purposes, the Company will treat the Euro as any other currency while maintaining its accounts records in legacy currency. All affected locations have been contacted about their ability to manage the required triangulation when converting from one legacy currency to another. Although the present accounting systems do not handle triangulation, the calculation is being done using commercial software. All of the Company's banks are providing dual statements and can accept and make payments in both legacy currency and Euro.

   The Company's current business operating software is not Euro compliant. Management is conducting an evaluation of alternative software that will enable it to process Euro translations and believes that all matters will be resolved prior to the mandatory implementation date.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended March 31, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ Andrew C. Genor
                                     -------------------
                                     Andrew C. Genor
                                     Chief Financial Officer
                                     (Principal Financial Officer)

May 13, 1999

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


 27. Financial Data Schedule.