Form 10-Q
period 1999-06-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1999-08-13
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_|
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,966,050 shares of Class A common stock, 506,395 shares of Class B common stock, par value $1 per share, outstanding as of June 30, 1999.

                        PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS*

                     BROWN & SHARPE MANUFACTURING COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Data)
                                 (Unaudited)

                                       For the Quarter Ended June 30,   For the Six Months Ended June 30,
                                       ------------------------------   ---------------------------------
                                            1999          1998                 1999           1998
                                            ----          ----                 ----           ----
                                                       (Restated)                          (Restated)

Sales                                   $     81,652    $    85,898       $    164,066    $   169,354
Cost of sales - Note 2                        56,940         58,068            118,183        113,664
Research and development expense               2,253          2,907              4,775          5,653
Selling, general and
   administrative expense                     22,601         20,930             44,151         42,219
Restructuring charges - Note 2                 6,440             --             17,202             --
                                        ------------    -----------       ------------    -----------
Operating (loss) profit                       (6,582)         3,993            (20,245)         7,818
Interest expense                               1,625          1,458              3,036          2,926
Other income (expense), net                      (76)           580                 34            542
                                        ------------    -----------       ------------    -----------
(Loss) Income before income taxes             (8,283)         3,115            (23,247)         5,434
Income tax provision                             271            723                354          1,260
                                        ------------    -----------       ------------    -----------

Net (loss) income                       $     (8,554)   $     2,392       $    (23,601)   $     4,174
                                        ============    ===========       ============    ===========

Net (loss) income per common share:

   Basic and diluted                    $       (.63)   $       .18       $      (1.75)   $       .31
                                        ============    ===========       ============    ===========

Weighted average shares
   outstanding                            13,614,639     13,573,731         13,510,082     13,439,014
                                        ============    ===========       ============    ===========

*  The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                       June 30, 1999    December 31, 1998
                                                       -------------    -----------------
                                                        (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                              $  10,950          $  12,290
  Accounts receivable, net of allowances for
   doubtful accounts of $3,541 and $3,657                   97,702            102,506
  Inventories                                               85,708             88,391
  Deferred income taxes                                      3,165              3,165
  Prepaid expenses and other current assets                  3,598              3,692
                                                         ---------          ---------
     Total current assets                                  201,123            210,044
Property, plant and equipment:
  Land                                                       6,505              6,797
  Buildings and improvements                                41,750             43,919
  Machinery and equipment                                   87,956             96,070
                                                         ---------          ---------
                                                           136,211            146,786
     Less-accumulated depreciation                          87,700             93,293
                                                         ---------          ---------
                                                            48,511             53,493
Goodwill, net                                               11,171              7,961
Other assets                                                40,408             46,280
                                                         ---------          ---------
                                                         $ 301,213          $ 317,778
                                                         =========          =========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable                                       $  53,348          $  42,153
  Accrued expenses and income taxes                         53,873             48,045
  Notes payable and current
     installments of long-term debt - Note 8                69,298              9,272
                                                         ---------          ---------
   Total current liabilities                               176,519             99,470
Long-term debt                                              13,046             65,433
Long-term liabilities                                       21,103             23,220
Shareowners' Equity:
  Preferred stock, $1 par value;
   authorized 1,000,000 shares                                  --                 --
  Common stock:
   Class A, par value $1; authorized 30,000,000
   shares; issued and outstanding 13,008,642 shares
   in 1999 and 12,926,385 shares in 1998                    13,009             12,926
   Class B, par value $1; authorized 2,000,000 shares;
   issued and outstanding 506,395 shares in 1999
   and 507,809 shares in 1998                                  506                508
  Additional paid in capital                               113,085            112,508
  Retained earnings (deficit)                              (24,961)            (1,360)
  Other comprehensive (loss) income                        (10,639)             5,528
  Treasury stock:  42,592 shares in 1999 and
   in 1998 at cost                                            (455)              (455)
                                                         ---------          ---------
     Total shareowners' equity                              90,545            129,655
                                                         ---------          ---------
                                                         $ 301,213          $ 317,778
                                                         =========          =========


*The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     For the Six-Months Ended June 30,
                                                     ---------------------------------
                                                              1999        1998
                                                              ----        ----

Cash Provided by (Used in) Operations:
Net (loss) income                                          $(23,601)   $  4,174
Adjustment for Noncash Items:
  Restructuring charges                                      15,301          --
  Depreciation and amortization                               6,785       5,557
  Unfunded pension                                            1,017         455
  Termination indemnities                                       201         (48)
Changes in Working Capital:
  Increase in accounts receivable                            (1,122)     (1,908)
  Increase in inventories                                   (10,302)     (6,821)
  (Increase) Decrease in prepaid expenses
   and other current assets                                    (258)      1,516
  Increase in accounts payable
   and accrued expenses                                      20,431       5,290
                                                           --------    --------
   Net Cash Provided by Operations                            8,452       8,215
                                                           --------    --------

Investment Transactions:
  Capital expenditures                                       (5,790)     (4,443)
  Sale of an investment                                          76         891
  Acquisition, net of cash acquired                          (5,439)         --
  Investment in other assets                                 (2,936)     (4,710)
                                                           --------    --------
   Cash (Used in) Investment Transactions                   (14,089)     (8,262)
                                                           --------    --------

Financing Transactions:
  Increase in short-term debt                                10,998         (22)
  Principal payments of long-term debt                       (1,509)     (1,554)
  Exercise of stock options                                      --         696
  Other financing activities                                    (92)        (81)
                                                           --------    --------
   Cash Provided by (Used in) Financing Transactions          9,397        (961)
                                                           --------    --------

Effect of Exchange Rate Changes on Cash                      (5,100)     (1,102)
                                                           --------    --------

Cash and Cash Equivalents:
  Decrease during the period                                 (1,340)     (2,110)
  Beginning balance                                          12,290      20,458
                                                           --------    --------
  Ending balance                                           $ 10,950    $ 18,348
                                                           ========    ========

Supplementary Cash Flow Information:

  Interest paid                                            $  2,649    $  2,589
                                                           ========    ========

  Taxes paid                                               $    171    $    958
                                                           ========    ========

*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1998.

2. As part of an ongoing review of the Company's overall cost structure, the Company announced, in the second quarter, a restructuring of its Measuring Systems Division ("MS"). The MS restructuring followed a first quarter restructuring of its Custom Metrology ("CM") and Precision Measuring Instruments ("PMI") divisions at various locations in the United Kingdom. The purpose of these restructurings was to reduce costs and improve profitability through factory focus missions and product line rationalization.

      As a result of the restructurings, the Company recorded, in the first six months of 1999, restructuring related charges, net of taxes, amounting to $24.8 million ($1.84 per share) of which $9.2 million ($.68 per share) applied to the second quarter and the remainder to the first quarter. The charges provide for costs associated with involuntary employee termination benefits for most of the affected 355 employees, write-down of excess inventory to net realizable value, write-down of impaired fixed assets and capitalized software costs, and other exit costs, such as legal expense, lease cancellations, travel, etc. The inventory adjustment of $8.0 million has been classified in the six months results ($3.1 million for the second quarter) in cost of goods sold. The remainder of the restructuring expenses was recorded as a separate component of the 1999 operating loss.

      The following is an analysis of the second quarter 1999 restructuring charges and restructuring reserves from March 31, 1999 to June 30, 1999.

                     Employee                Cap
                    Termination           Software  Fixed
                     Benefits  Inventory    Costs   Asset     Other    Total

      Balance at
         March 31,
         1999         $5,783     $8,651    $5,624   $1,283   $  929   $22,270

      Second quarter
         charge        4,645      3,071        --      382    1,413     9,511

      Utilized         2,198      2,066     5,624    1,201      571    11,660
                      ------     ------    ------   ------   ------   -------

      Balance at
         June 30,
         1999         $8,230     $9,656    $   --   $  464   $1,771   $20,121
                      ======     ======    ======   ======   ======   =======

      Most of the impaired software costs pertained to a management information system installed for CM, which will no longer be supported when CM concentrates on its new factory charter focusing on the turbine blade business. The existing software was considered too robust for the remaining CM business and will be replaced with a less costly reporting system. As a result, the existing software was written off because it had no alternative use to the Company.

      Remaining cash payments related to the restructuring charges listed above amount to approximately $10 million.

      The Company has made payments related to restructuring costs in 1999 amounting to $2.8 million, $647 thousand of which applied to the reserve for termination benefits at January 1, 1999. The reserve for employee termination benefits is classified with accrued expenses and income taxes.

3. In June 1999, the Company purchased substantially all of the assets and business of Display Inspection Systems, Inc. and Digital Data Inspections Systems, Ltd. for $5.4 million. The proforma unaudited results of operations for the six months ended June 30, 1999 and 1998, assuming the purchase occurred as of January 1, 1998 is not presented due to the immaterial effect on the reported results of operations. The allocation of the purchase price reported in the June 30, 1999 consolidated balance sheet is preliminary. The Company has arranged an independent valuation of its intangible assets and is determining the fair value of the acquired inventory. Management expects to determine the values of the intangible assets and inventory later in 1999.

4.    The composition of inventory is as follows:

                                                June 30, 1999  Dec. 31, 1998
                                                -------------  -------------
      Parts, raw materials, and supplies          $32,082        $38,511
      Work in process                              18,090         20,515
      Finished goods                               35,536         29,365
                                                  -------        -------
                                                  $85,708        $88,391
                                                  =======        =======

5. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first six months of 1999 and 1998 is $0.4 million and $1.3 million, respectively. Because of the restructuring activities described above, the Company revised its estimate of the effective tax rate for the year resulting in an increase in second quarter income tax expense of $148 thousand, of which $55 thousand related to the first quarter.

6. The following table sets forth the computation of basic and diluted earnings per share:

                                  For the Quarter Ended June 30,   For the Six Months Ended June 30,
                                  ------------------------------   ---------------------------------
                                          1999       1998                   1999       1998
                                          ----       ----                   ----       ----
      Numerator:
         Net (loss) income             $ (8,554)   $ 2,392               $(23,601)   $ 4,174

      Denominator:
         Denominator for basic
            earnings per share:
            Weighted - average
               shares                    13,615     13,425                 13,510     13,401

         Effect of dilutive
            securities:
            Employee stock
               options                       --        149                     --         38
                                       --------    -------               --------    -------

         Denominator for diluted
            earnings per share:
            Weighted - average
               shares and
               assumed
               conversions               13,615     13,574                 13,510     13,439
                                       ========    =======               ========    =======

      Basic (Loss) Earnings
         Per Share                     $   (.63)   $   .18               $  (1.75)   $   .31
                                       ========    =======               ========    =======

      Diluted (Loss) Earnings
         Per Share                     $   (.63)   $   .18               $  (1.75)   $   .31
                                       ========    =======               ========    =======

7.    Components of comprehensive (loss) income are as follows:

                                           For the Quarter Ended June 30,    For the Six Months Ended June 30,
                                           ------------------------------    ---------------------------------
                                                 1999           1998                 1999         1998
                                                 ----           ----                 ----         ----

      Net (loss) income                       $ (8,554)      $  2,392             $(23,601)      $4,174
      Other comprehensive (loss),
        net of tax:
         Foreign currency
            translation adjustments             (6,449)          (695)             (16,167)      (3,117)
                                              --------       --------             --------       ------

      Comprehensive (loss) income             $(15,003)      $  1,697             $(39,768)      $1,057
                                              ========       ========             ========       ======

      Accumulated other comprehensive (loss) income, net of related tax, at June 30, 1999 and December 31, 1998 is composed of foreign currency translation adjustments amounting to a loss of $10.6 million and income of $5.5 million, respectively.

8. Due to the restructuring discussed in Note 2, the Company breached a financial covenant in loan agreements with its principal lenders and is in technical default under these agreements. The Company is currently in discussions with these lenders to amend appropriate provisions of these loan agreements designed to cure the default and reset certain covenants. Management believes the Company will be successful in obtaining these amendments and is taking steps designed to ensure that the Company's cash needs are met. Because the technical default discussed above has not yet been cured, $50 million of long-term debt obligations have been classified as a current liability.

9. Environmental. On March 1, 1995, the Company received a notice from the State of New York asserting a claim against it, along with a group of approximately ten other companies, to recover costs incurred by the New York State Department of Environmental Conservation to clean up a waste disposal site in Poughkeepsie, New York. The State has alleged that the Company's former subsidiary, Standard Gage Company, Poughkeepsie, New York, acquired in 1987 and merged with and into the Company in 1991, contributed hazardous waste to the site for disposal and that the Company is a PRP as the surviving corporation to the merger. The total claim asserted by the State against all parties is approximately $500 thousand, with no volumetric assignment of responsibility having yet been determined; however, the State has expressed a willingness to settle its claim with all PRPs receiving the notice. The Company is continuing efforts to settle this claim and believes that any potential loss it might incur as a result of any involvement or settlement at this site would not be material.

      On April 20, 1998, the Company received a notice of responsibility letter from the Rhode Island Department of Environmental Management ("RIDEM") informing it that the Company is one of a group of at least twenty-five other companies similarly notified that have responsibility under State environmental laws and RIDEM regulations to perform a site investigation and remedial activity at the closed Sanitary Landfill site in Cranston, RI. The RIDEM has indicated it believes the total cost of remediation of the Site to be in the range of $3 to $4 million, and that there are numerous additional responsible parties who were not notified of their responsibility. The Company has joined the working group of notified responsible parties to propose a remedy to the State for the Site and to the additional responsible parties. At this time, the Company does not believe it was a major contributor of industrial waste to the site or that its potential liability at the site is material.

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

10.   Financial Information by Business Segment

      Segment Information. The Company operates exclusively in the Metrology Business and conducts its business through the Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), and Custom Metrology Division ("CM").

                                          Three Months Ended June 30, 1999
                                      ----------------------------------------
                                          MS         PMI       CM       TOTALS
                                          --         ---       --       ------

      Revenues from
         external customers           $ 58,902   $ 20,510  $  2,240   $ 81,652
      Intersegment revenues                  3        101       103        207
      Restructuring provision            9,436         --        75      9,511
      Segment profit (loss)             (6,092)       477      (668)    (6,283)

                                           Three Months Ended June 30, 1998
                                      ----------------------------------------
                                          MS         PMI       CM       TOTALS
                                          --         ---       --       ------

      Revenues from
         external customers           $ 60,960   $ 22,689  $  2,249   $ 85,898
      Intersegment revenues                257        219       416        892
      Segment profit (loss)              1,405      1,473      (965)     1,913

                                            Six Months Ended June 30, 1999
                                      ----------------------------------------
                                          MS         PMI       CM       TOTALS
                                          --         ---       --       ------

      Revenues from
         external customers           $116,792   $ 42,320  $  4,954   $164,066
      Intersegment revenues                  6        219       111        336
      Restructuring provision            9,436      6,239     7,055     22,730
      Segment (loss)                    (3,424)    (5,016)   (9,028)   (17,468)

                                            Six Months Ended June 30, 1998
                                      ----------------------------------------
                                          MS         PMI       CM       TOTALS
                                          --         ---       --       ------

      Revenues from
         external customers           $118,440   $ 46,176  $  4,738   $169,354
      Intersegment revenues                262        396       809      1,467
      Segment profit (loss)              4,452      3,247    (1,646)     6,053

      A reconciliation of combined operating profit for the MS, PMI, and CM segments to consolidated profit or loss before income taxes is as follows:

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                      1999           1998
                                                      ----           ----

      Total revenues for reportable segments        $81,859        $86,790
      Elimination of intersegment revenues             (207)          (892)
                                                    -------        -------
            Total Consolidated Revenues             $81,652        $85,898
                                                    =======        =======

      Total (loss) profit for reportable segments   $(6,283)       $ 1,913
      Unallocated amounts:
         Interest income                                 45            350
         Other (expense) income                      (2,045)           852
                                                    -------        -------
            (Loss) Profit Before Income Taxes       $(8,283)       $ 3,115
                                                    =======        =======

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1999           1998
                                                      ----           ----

      Total revenues for reportable segments        $164,402       $170,821
      Elimination of intersegment revenues              (336)        (1,467)
                                                    --------       --------
            Total Consolidated Revenues             $164,066       $169,354
                                                    ========       ========

      Total (loss) profit for reportable segments   $(17,468)      $  6,053
      Corporate restructuring charges                 (2,484)            --
      Unallocated amounts:
         Interest income                                 123            595
         Other income (expense)                       (3,418)        (1,214)
                                                    --------       --------
            (Loss) Profit Before Income Taxes       $(23,247)      $  5,434
                                                    ========       ========

11. In 1998, the Company changed its method of accounting for its larger, more fully configured machines from the percentage of completion method to the completed contract method. As a result of the use of the new accounting method described above, sales and net income for the three months ended June 30, 1998 decreased $.9 million and $.6 million ($.04 per share), respectively.

      Also, certain other amounts reported in 1998 have been reclassified to conform with the 1999 presentation.

12. In August 1999, the Company acquired a 60% interest in a joint venture, QI-Tech, located in the People's Republic of China. The investment is for cash amounting to $4.5 million.

                      BROWN & SHARPE MANUFACTURING COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Quarter Ended June 30, 1999 compared to Quarter Ended June 30, 1998)

Sales.

Sales for the second quarter of 1999 were $81.7 million compared with second quarter sales in 1998 of $85.9 million, which is 4.9% below the 1998 level. Second quarter sales for 1999 would have been $.9 million higher than reported in 1999, if foreign denominated sales had been translated at 1998 foreign exchange rates. The reduced U.S. Dollar value of 1999 foreign sales, which results from translating the 1999 foreign denominated sales using lower exchange rates, is due to the continued strengthening of the U.S. Dollar. When 1999 second quarter sales are translated at the second quarter of 1998 exchange rates, 1999 sales amount to $82.6 million, a $3.3 million decrease from 1998. The $3.3 million decrease was caused by a $1.3 million and $2.1 million decrease, respectively, in sales of the Measuring Systems ("MS") and the Precision Measuring Instruments ("PMI") divisions, offset by a sales increase of $0.1 million in the Custom Metrology Division ("CM").

The $1.3 million decrease in MS sales was primarily due to an approximate $5.5 million decrease in the sales of certain of the smaller coordinated measuring machines ("CMM") and a $2.7 million decrease in the sales of more fully configured CMMs offset by an increase of approximately $6.9 million in aftermarket revenue.

Sales for PMI were down $2.1 million due, primarily, to decreased sales volume in the United States caused by stock reduction and consolidation of U.S. catalog distributors and a slowdown in the United Kingdom sales due to restructuring plant closings. Sales for CM were up $0.1 million due to increased sales volume of Profile machines.

Restructuring.

As part of an ongoing review of the Company's overall cost structure, the Company announced, in the second quarter of 1999, certain major cost reduction initiatives that were to be implemented at the MS Division located in Europe and the United States. The purpose of the restructuring at this Division was to focus factory missions to accelerate the rationalization of product lines and eliminate overlays in selling, research and development, manufacturing, and service.

As a result of the restructuring, the Company recorded, in the second quarter of 1999, restructuring related charges amounting to $9.2 million ($.68 per share). The charges provide for costs associated with involuntary employee termination benefits for approximately 125 employees ($4.7 million), write-down of excess inventory to net realizable value ($3.1 million), write-down of impaired fixed assets ($0.4 million), and other exit costs ($1.4 million), such as legal expense, lease cancellations, travel, etc. (See Note 2)

The restructuring charge for impaired fixed assets consist, primarily, of machinery and equipment which will be disposed of sometime after June 30, 1999. The machinery and equipment was considered to have no alternative use and was written down to its estimated net salvage value.

Cash payments related to the restructuring charges listed above amount to approximately $6.1 million, most of which are expected to occur in the remainder of 1999 and 2000.

Earnings.

The Company's net loss for the second quarter of 1999 was $8.5 million. The second quarter net loss included $9.2 million of restructuring expenses, net of taxes, discussed above. Excluding the effect of the restructuring expenses, the second quarter of 1999 would have realized $0.7 million of net income, which compares with $2.4 million for the same period in 1998.

The Company had an operating loss of $6.6 million in the second quarter of 1999, which included, as discussed above, $9.5 million of restructuring expenses. Excluding the effect of the restructuring charge, second quarter 1999 operating profit would have been $2.9 million, which is $1.1 million below the second quarter of 1998. The gross margin for the second quarter of 1999 was $24.7 million, which included $3.1 million of the $9.5 million restructuring expenses. When the $3.1 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $27.8 million, which is 34.0% of 1999 sales. This compares with a 1998 second quarter gross margin of $27.8 million, which was 32.4% of 1998 sales. Although the adjusted gross margin is the same for each period, MS' and CM's margins are up $0.3 million and $0.2 million, respectively, while PMI's margin for 1999 is $0.5 million below the 1998 margin. The MS gross profit is up due to improved gross margins for large CMMs, reduced by lower margins for small CMMs and aftermarket services. Expenditures for training and other start up expenses to grow the aftermarket business contributed to the lower margins in aftermarket revenue, and lower absorption contributed to the lower margins for the smaller CMMs. CM gross profit was up due to product mix, while PMI was down due to lower sales volume.

Selling, general and administrative expenses (SG&A) were up $1.7 million due to expenditures for system upgrades and costs associated with implementing acquisitions, while agents commissions were lower than 1998 levels.

Results in the second quarter of 1999 included a $0.3 million tax provision as compared to $0.7 million in the second quarter of 1998. The effective tax rate in the second quarter of 1999, excluding restructuring, was 44.5% as compared to 23% in the same period in 1998. The higher tax rate in 1999 results from higher taxable income in certain jurisdictions that could not be offset by tax benefits in other jurisdictions. The restructuring charge provided a tax benefit of only $0.3 million because there is no assurance that the future tax benefits in Italy will be realized.

(Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998)

Sales.

Sales for the first six months of 1999 were $164.1 million compared with first six months sales in 1998 of $169.4 million, which is 3.1% below the 1998 level. First six months sales for 1999 would have been $0.5 million lower than reported in 1999, if foreign denominated sales had been translated at 1998 foreign exchange rates. The lower dollar value of 1999 sales results from higher dollar value foreign sales occuring in the first quarter of 1999, resulting from an average lower value dollar in the first quarter, being offset by lower dollar value foreign sales in the second quarter of 1999, resulting from a stronger dollar in the second quarter. When 1999 first six months sales are translated at the first six months of 1998 exchange rates, 1999 sales amount to $163.6 million, a $5.8 million decrease from 1998. The $5.8 million sales decrease was caused by a $1.9 million and $4.2 million decrease, respectively, in the MS and PMI divisions, offset by a sales increase of $0.3 million in CM.

The $1.9 million decrease in MS sales was primarily due to an approximate $9.3 million decrease in the sales of certain of the smaller coordinated measuring machines ("CMM") and $2.2 million decrease in the sales of more fully configured CMMs, offset by an increase of approximately $9.6 million in aftermarket revenue.

Sales for PMI were down $4.2 million due, primarily, to decreased sales volume in the United States caused by stock reduction and consolidation of U.S. catalog distributors and a slowdown in the United Kingdom sales due to restructuring plant closings. Sales for CM were up $0.3 million due to increased sales volume of Profile machines.

Restructuring.

As part of an ongoing review of the Company's overall cost structure, the Company announced, in the second quarter, a restructuring of its Measuring Systems Division ("MS"). The MS restructuring followed a first quarter restructuring of its Custom Metrology ("CM") and Precision Measuring Instruments ("PMI") divisions at various locations in the United Kingdom. The purpose of these restructurings was to reduce costs and improve profitability through factory focus missions and product line rationalization.

As a result of the restructurings, the Company recorded, in the first six months of 1999, restructuring related charges, net of taxes, amounting to $24.8 million ($1.84 per share) of which $9.2 million ($.68 per share) applied to the second quarter and the remainder to the first quarter. The charges provide for costs associated with involuntary employee termination benefits for most of the affected 355 employees, write-down of excess inventory to net realizable value, write-down of impaired fixed assets and capitalized software costs, and other exit costs, such as legal expense, lease cancellations, travel, etc. The inventory adjustment of $8.0 million has been classified in the six months results ($3.1 million for the second quarter) in cost of goods sold. The remainder of the restructuring expenses was recorded as a separate component of the 1999 operating loss. Remaining cash payments related to the restructuring charges listed above amount to approximately $10 million.

Most of the impaired software costs pertained to a management information system installed for CM, which will no longer be supported when CM concentrates on its new factory charter focusing on the turbine blade business. The existing software was considered too robust for the remaining CM business and will be replaced with a less costly reporting system. As a result, the existing software was written off because it had no alternative use to the Company.

Earnings.

The Company's net loss for the first six months of 1999 was $23.6 million. The first six months net loss included, as discussed above, $24.8 million of restructuring expenses, net of taxes. Excluding the effect of the restructuring expenses, the first six months of 1999 would have realized $1.2 million of net income, which compares with $4.2 million for the same period in 1998.

The Company had an operating loss of $20.2 million in the first six months of 1999, which included, as discussed above, $25.2 million of restructuring expenses. Excluding the effect of the restructuring charge, first six months 1999 operating profit would have been $5.0 million, which is $2.8 million below the first six months of 1998. The gross margin for the first six months of 1999 was $45.9 million, which included $8.0 million of the $25.2 million restructuring expenses. When the $8.0 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $53.9 million, which is 32.8% of 1999 sales. This compares with a 1998 first six months gross margin of $55.7 million, which was 32.9% of 1998 sales. The $1.8 million decrease in gross margin is due to lower margins of $2.3 million for PMI, offset by higher margins of $0.2 million and $0.3 million for MS and CM, respectively. The decreased gross profit for PMI is due to lower sales volume and unfavorable absorption while MS gross profit is up due to improved margins for aftermarket services, and CM gross profit is up due to product mix.

Selling, general and administrative expenses (SG&A) were up $2.0 million due to expenditures for system upgrades and costs associated with implementing acquisitions while agents commissions were lower than 1998 levels.

Results in the first six months of 1999 included a $0.4 million tax provision as compared to $1.3 million in the first six months of 1998. The effective tax rate in the first six months of 1999, excluding restructuring, was 40.0% as compared to 23% in the same period in 1998. The reasons for the higher effective tax rate in 1999 are discussed above in the section describing the results for the quarter ended June 30, 1999. The restructuring charge provided a tax benefit of only $0.4 million because there is no assurance that the future tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007, as well as other long-term debt amounting to $21.4 million.

$5.2 million of the $21.4 million matures in October 1999. Management expects to refinance the $5.2 million when it comes due. The Company also has a $30 million three year syndicated multi-currency revolving credit facility with four banks, which expires in November 2000. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security under the private placement and $30 million lines of credit. In addition to the $30 million revolving credit facility, the Company has $29.4 million in lines of credit with various banks located outside of the United States. As of July 31, 1999, the Company has borrowed $19.9 million under the revolving credit facility. Due to the restructuring that occurred in the second quarter, the Company breached a financial covenant in loan agreements in the private placement and the revolving credit facility described above and is in technical default, not relating to required payments, under these loan agreements. As a result of the loan covenant violation, the $50 million private placement is technically due upon demand and the amount outstanding under the revolving credit is technically due on demand and any further utilization of the revolving line of credit is subject to the approval of the four banks who are parties to that loan agreement. The Company is currently in discussions with both sets of lenders to amend appropriate provisions of these agreements designed to cure the defaults and reset certain covenants. Management believes the Company will be successful in obtaining these amendments, which may include the grant of additional collateral to the lenders and impose significantly greater control on expenditures by the Company, and is taking steps designed to ensure that the Company's cash requirements will continue to be met. The banks have continued since June 30, 1999 to advance funds under the revolving credit to the Company during the default period, and the Company is continuing to meet its operating cash needs. However, there can be no assurance that the lenders will continue to make additional funds (up to the $30 million maximum) available to the Company under the revolving credit or that the Company will be able to negotiate amendments on satisfactory terms with its private placement lenders and its revolving credit lenders. Until the technical default under the private placement lenders has been cured, the Company has classified the $50 million obligation as a current liability. During this period of discussions with its lenders, the Company is instituting additional cash management procedures, including greater emphasis on accounts receivable collections and reduced inventory levels, as well as selectively managing capital expenditures. Other than the abnormal cash requirements resulting from the 1999 restructuring, as well as the 1997 restructuring, which together will require about $10 million in cash and other than additional cash needed for acquisitions the Company is exploring, in the software and sensor fields, the Company's operations are expected to provide sufficient cash flows to meet its normal operating needs. However, the funding for the Company's restructuring costs (and any acquisitions) is dependent upon the availability of funds from the revolving credit facility or other external borrowing sources.

If the Company's negotiations with both sets of its lenders are not successful in resolving these issues, the Company plans to seek other alternative financing. However, it is not possible to predict the outcome of such alternative arrangements.

Cash Flow.

Net cash provided by operations in the first six months of 1999 and 1998 was $8.5 million and $8.2 million, respectively. For the six months ended June 30, 1999, the net loss of $23.6 million was decreased by depreciation and other non-cash items of $23.5 million, including restructuring charges of $15.3 million and increased by an increase in working capital of $8.8 million. For the six months ended June 30, 1998, net income of $4.2 million, increased by depreciation and other non-cash items of $5.9 million and reduced by a decrease in working capital of $1.9 million.

Net cash used in investment transactions in 1999 and 1998 was $14.1 million and $8.3 million, respectively. Capital expenditures in 1999 and 1998 amounted to $5.8 million and $4.4 million, respectively. In 1999, the Company invested in an acquisition of $5.4 million and increased its investment in an equity investee $0.5 million and $1.5 million in capitalized internally developed computer software costs. During 1998, $3.7 million was spent to upgrade its management information systems.

Cash provided by financing transactions was $9.4 million during the first six months of 1999 compared to cash used in financing transactions of $1.0 in the same period in 1998. Financing transactions during 1999 consisted of an increase of $11.0 million in short-term borrowings, offset by principal payments of long-term debt of $1.5 million. Financing transactions during the same period in 1998 consisted of $1.6 million of long-term debt offset by $0.7 million due to the exercise of stock options.

Working Capital.

Working capital decreased from $110.6 million at December 31, 1998 to $24.6 million at June 30, 1999 principally due to a reclassification of $50 million of senior long-term debt to currently payable due to a loan covenant violation discussed above and the incurrence of $10.9 million of short-term borrowings. These changes in short- and long-term borrowings, along with increases in accounts payable and accrued expenses, partially offset by reductions in accounts payable and inventories, were the major reasons for the $86 million reduction in working capital.

Product Design and Manufacturing Engineering.

The Company invested $7.1 million, or 4.3% of sales in 1999, and $6.2 million, or 3.7% of sales in 1998 for product design and manufacturing engineering.

RISK FACTORS

Indebtedness.

As set forth in "Management's Discussion & Analysis - Liquidity and Capital Resources", the Company has been in default since June 30, 1999 with respect to a financial ratio covenant in its Note Agreement with insurance companies relating to $50 million principal amount of 7.29% Senior Notes Due 2007 and a financial ratio covenant in its Credit Agreement with bank lenders relating to a revolving credit of up to $30 million. There can be no assurance that the Company will be able to negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Credit Agreement with its revolving credit lenders. If the Company's negotiations with both sets of its lenders are not successful in resolving these issues, the Company plans to seek other alternative financing. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms. For additional details, see "Management's Discussion & Analysis - Liquidity and Capital Resources" elsewhere in this Report (where is hereby incorporated by reference).

Competition.

The Company's MS Group currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Group also faces indirect competition from other types of metrology firms such as manufacturers of fixed gauging systems. The primary industries to which the MS Group sells its products are characterized by a relatively small number of large participants with significant purchasing power. In addition, the MS Group generally sells its products through a competitive bid process in which at least one and frequently several of the Company's competitors submit competing bids. As a result, the Company experiences significant pricing competition in connection with sales by its MS Group which can have an adverse impact on the Company's sales and margins. During periods when the metrology industry suffers from over capacity, downward pricing pressure experienced by the MS Group is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors have access to greater financial resources and may be able to withstand such pricing pressure more effectively than the Company. Accordingly, there can be no assurance that the MS Group will be able to continue to compete effectively against existing competitors or new competitors, especially during periods of over capacity.

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

Cyclicality of End User Markets.

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

Foreign Operations.

As of June 30, 1999, approximately 63% (based on book values) of the Company's assets, 52% of the Company's sales (based on customer location) and 64% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and social (labor) programs.

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

Dependence on Key Supplier.

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

Technology.

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

Dependence on Limited Number of Key Personnel.

The success of the Company is dependent to a significant extent upon the continuing services of a limited number of key executives of the senior management team. Loss of the services of one or more of these senior executives could have a material adverse effect on the Company.

Qualitative and Quantitative Disclosure About Market Risk.

The Company has no derivative financial instruments or derivative commodity instruments but does have outstanding long-term debt. Substantially all of its long-term debt is fixed rate obligations. An increase in interest rates would not significantly increase interest expense or cash flows due to the fixed nature of the debt obligations, and a 10% change in interest rates would not result in a material change in the fair value of its debt obligations.

A portion of the Company's consolidated long-term debt consist of obligations of certain of its foreign subsidiaries, which are denominated in the currencies of the countries in which these subsidiaries are located. The Company does not hedge these foreign denominated debt obligations, since all of the foreign debt is payable in the functional currencies of these foreign subsidiaries. Since there is no foreign currency exchange risk related to the debt obligations of these foreign subsidiaries, net income and net cash flows are not effected by changes in the foreign exchange rates of these obligations, and a 10% increase in the foreign exchange rates of these debt obligations would not have a material effect on the Company's financial position.

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

Internal Systems.

The Company has undertaken various initiatives intended to ensure that its internal computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "internal computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, servers and mainframes, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as equipment at facilities, fixtures, alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company has identified the internal computer equipment and software which will require replacement or modification. The Company has completed its Year 2000 identification, risk assessment, remediation and testing efforts with respect to internal systems. As of June 30, 1999, the Company had completed the initiatives that it believes will be necessary to address potential Year 2000 issues relating to its internal computer equipment and software. As of June 30, 1999, a complete list of all systems requiring remediation was completed. The Company plans to complete all repair and replacement by 3rd quarter end. The Company currently estimates that the cost for remediation of its internal computer equipment and software, including the inspection costs at its facilities, will not exceed $2 million. In the event that there exists Company facilities and shop floor Year 2000 issues which remain unresolved and the Company is required to shut down certain facilities, the loss accrued as a result of a facilities shutdown could have a material adverse effect on the business and results of operations of the Company.

Suppliers and Customers.

The Company has created and distributed two waves of Year 2000 supplier readiness surveys for all of its facilities, and has created a Year 2000 Readiness survey to be distributed to all of its known customers. The surveys have four purposes: (i) to assure the Company that its customers and suppliers are fully aware of the Year 2000 issues and their ramifications; (ii) to determine the extent to which interfaces with suppliers are vulnerable to Year 2000 issues and whether the products and services purchased from such suppliers are Year 2000 compliant; (iii) to assure the Company that the flow of new equipment orders, as well as service and warranty orders will be substantially uninterrupted by the Year 2000 problem; and (iv) to assure the Company that the Year 2000 problem will not create an inability on the customer's part to pay invoices in a timely manner. Although the Company recently completed a major supplier consolidation effort, there still exist a limited number of sole sources of supply for certain components used by the Company. The Company is focusing on critical, single source suppliers for the purpose of scheduling meetings and supplier audits for the purpose of Year 2000 compliance verification. In the event that these single source, critical suppliers are not compliant in advance of the turn of the century, and in the event that the areas of non-compliance will affect the Company, the supplier re-sourcing process will commence. The Company currently estimates that the cost and time to benchmark and re-source a supplier, if a single source supplier, could materially affect the business. Should a customer be in a non-compliant situation with regard to only their internal systems, aside from the cost of inconvenience, the Company believes there would be minimal additional costs to transacting normal business with them. In the event that the non-compliance issues were customer shop floor and/or facilities related, the ramifications could be materially greater.

Products.

Software in some of the Company's products is date sensitive and therefore subject to Year 2000 issues. There are no date sensitivities known in any other facet of the Company's products. The Company believes that the software in its products currently being shipped (since mid-1998) is Year 2000 compliant (with the exception of a Y2K remediation patch which has been developed for one narrowly used product). Older products, however, that may be subject to date sensitivities in the software are not or may not be Year 2000 compliant, and in all cases the Year 2000 compliance of such products must also be evaluated by the customer in light of the Year 2000 compliance status of the customer's specific computer and operating system that are being used by the customer to obtain the benefits of the Company's products in the customer's manufacturing / assembly operations. Software is divided into three (3) main categories and remediations means. The category of current products includes products shipped by the Company since mid-1998. All of these products are fully supported, have been tested for Year 2000 compliance, and are believed by the Company to be Year 2000 compliant. The category of supported products includes products shipped by the Company prior to mid-1998. These products may not have been tested for Year 2000 compliance and may be subject to Year 2000 related failures to some degree. These products are supported to the degree that there are updates available to the customer which have been tested and are believed by the Company to be Year 2000 compliant. The category of non-supported products includes products whose production has been discontinued. These products have not been tested for Year 2000 compliance by the Company and are not supported with Year 2000 compliant updates. The Company supports customers using these products to the extent that software upgrades are available which have been tested and are believed by the Company to be Year 2000 compliant.

Contingency Plan.

Should the Company's remediation efforts regarding its internal computer equipment and software, the Company's products and software, shop floor productivity equipment with embedded technologies, or any other areas of potential Year 2000 failure prove not to be fully adequate, Company's contingency plan calls for the Company to operate manually or outsource mission critical portions of their operations until proper remediation efforts gave way to renewed automation. The cost associated with any such outsourcing efforts or other necessary actions or any delays related thereto has not been determined.

The Costs.

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

Item 3. DEFAULT UPON SENIOR SECURITIES

The Company has been in default since June 30, 1999 with respect to a financial ratio covenant in its Note Agreement dated November 10, 1997 (the "Note Agreement") with insurance companies relating to $50 million principal amount of 7.29% Senior Notes Due 2007 and its Credit Agreement dated as of November 10, 1997 (the "Credit Agreement") with bank lenders relating to a revolving credit of up to $30 million. The loan covenant violation relates to the debt to EBITA ratio as provided in the lending agreements.

The banks have continued since June 30, 1999 to advance funds under the revolving credit to the Company during the default period, and the Company is continuing to meet its operating cash needs. However, there can be no assurance that the lenders will continue to make additional funds (up to the $30 million maximum) available to the Company under the revolving credit or that the Company will be able to negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Credit Agreement with its revolving credit lenders. Until the technical default under the private placement lenders has been cured, the Company has classified the $50 million obligation as a current liability. Also, the funding for the Company's restructuring costs from its 1999 and 1997 restructurings (and any future acquisitions) is dependent upon the availability of funds from the revolving credit facility or other external borrowing sources.

If the Company's negotiations with both sets of lenders are not successful in resolving these issues, the Company plans to seek other alternative financing. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms.

For additional details, see "Management's Discussion & Analysis - Liquidity and Capital Resources" elsewhere in this Report.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on Friday, May 3, 1999. At the meeting, the stockholders voted: (1) to fix the number of directors at nine and to elect three nominees to the Board of Directors to serve for the ensuing three-year term; (2) to approve the 1999 Equity Incentive Plan and authorize the delivery of 1,800,000 shares of either Class A common stock or Class B common stock from time to time thereafter; and (3) to ratify and approve the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the year 1999.

The following is a summary of the results of matters submitted to security holders:

(1) The following persons were elected to serve as directors for three year terms expiring in 2002 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

      Name                                        For               Withheld
      ----                                        ---               --------

     Class A Common Stock
         John M. Nelson                        9,203,705            1,086,696
         Russell A. Boss                       9,203,705            1,086,696
         Roger E. Levin                        9,203,705            1,086,696

      Class B Common Stock
         John M. Nelson                        3,709,389              362,129
         Russell A. Boss                       3,709,389              362,129

The following directors have terms of office which continued after the meeting:
      Frank T. Curtin, Paul R. Tregurtha, Harry A. Hammerly, Howard K. Fuguet, Henry D. Sharpe, III, and J. Robert Held.

                                       For      Against     Abstain     No Vote
                                       ---      -------     -------     -------

(2)   Approve the 1999 Equity
      Incentive Plan               10,038,320  2,631,115     532,362   1,160,122

(3)   Appointment of Ernst & Young
      LLP as the Company's
      independent accountants      14,011,258    268,091      82,570           0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. See Exhibit Index annexed.

      B. No Form 8-K was filed during the quarter ended June 30, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BROWN & SHARPE MANUFACTURING COMPANY


                                      By: /s/ Andrew C. Genor
                                          ---------------------------------
                                          Andrew C. Genor
                                          Chief Financial Officer
                                          (Principal Financial Officer)


August 12, 1999

                      BROWN & SHARPE MANUFACTURING COMPANY

                                  EXHIBIT INDEX

4.2 Note Agreement dated November 10, 1997 between the Company and The Prudential Insurance Company of America, U.S. Private Placement Fund, Pruco Life Insurance Company, The Guardian Life Insurance Company of America, Fort Dearborn Life Insurance Company, Nationwide Life Insurance Company, Hartford Life Insurance Company, The Canada Life Assurance Company, Canada Life Insurance Company of New York, Canada Life Insurance Company of America, and Providentmutual Life and Annuity Company of America.

        The Registrant hereby agrees to furnish to the Commission upon request copies of any long-term debt instruments not filed herewith because the securities authorized under any such instrument do not exceed ten percent of total assets of the Registrant and its Consolidated Subsidiaries.

10.109 Brown & Sharpe Manufacturing Company 1999 Equity Incentive Plan dated February 12, 1999.

10.110 Amendment to Employment Contract for Frank T. Curtin dated February 12, 1999.

27.     Financial Data Schedule.