Form 10-Q
period 1999-09-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 1999-11-15
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


[ X ]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 During the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
    -------      -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 12,966,556 shares of Class A common stock, 505,889 shares of Class B common stock, par value $1 per share, outstanding as of September 30, 1999.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)



                                      For the Quarter Ended Sept. 30,   For the Nine Months Ended Sept. 30,
                                     ---------------------------------  ------------------------------------
                                          1999              1998               1999               1998
                                     ---------------  ----------------  ------------------  ----------------
                                                         (Restated)                             (Restated)

Sales                                       $72,712           $75,427            $236,778           $244,781
Cost of sales--Note 2                        50,878            50,587             169,061            164,251
Research and development expense              2,427             2,917               7,202              8,570
Selling, general and
 administrative expense                      20,196            19,077              64,347             61,296
Restructuring charges--Note 2                   824                --              18,026                 --
                                            -------           -------            --------           --------
Operating (loss) profit                      (1,613)            2,846             (21,858)            10,664
Interest expense                              1,911             1,484               4,947              4,410
Other income (expense), net                      27                63                  61                605
                                            -------           -------            --------           --------
(Loss) Income before income taxes            (3,497)            1,425             (26,744)             6,859
Income tax provision (benefit)                 (986)              313                (632)             1,573
                                            -------           -------            --------           --------

Net (loss) income                           $(2,511)          $ 1,112            $(26,112)          $  5,286
                                            =======           =======            ========           ========

Net (loss) income
 per common share:

 Basic and diluted                          $  (.19)          $   .08            $  (1.94)          $    .39
                                            =======           =======            ========           ========


Weighted average shares
 outstanding                             13,464,863        13,584,347          13,445,139         13,558,983
                                         ==========        ==========          ==========         ==========



*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in Thousands)



                                                         Sept. 30, 1999   December 31, 1998
                                                         ---------------  ------------------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                     $ 19,415            $ 12,290
 Accounts receivable, net of allowances for
  doubtful accounts of $3,836 and $3,657                         91,988             102,506
 Inventories                                                     83,808              88,391
 Deferred income taxes                                            3,165               3,165
 Prepaid expenses and other current assets                        4,557               3,692
                                                               --------            --------
   Total current assets                                         202,933             210,044
Property, plant and equipment:
 Land                                                             6,752               6,797
 Buildings and improvements                                      42,935              43,919
 Machinery and equipment                                         96,213              96,070
                                                               --------            --------
                                                                145,900             146,786
   Less-accumulated depreciation                                 91,147              93,293
                                                               --------            --------
                                                                 54,753              53,493
Goodwill, net                                                    10,884               7,961
Other assets                                                     40,481              46,280
                                                               --------            --------
                                                               $309,051            $317,778
                                                               ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Accounts payable                                              $ 43,622            $ 42,153
 Accrued expenses and income taxes                               51,573              48,045
 Notes payable and current
   installments of long-term debt--Note 8                        86,757               9,272
                                                               --------            --------
  Total current liabilities                                     181,952              99,470
Long-term debt                                                   12,622              65,433
Long-term liabilities                                            22,732              23,220
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                         -                   -
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 13,009,148 shares
  in 1999 and 12,926,385 shares in 1998                          13,009              12,926
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 505,889 shares in 1999
  and 507,809 shares in 1998                                        506                 508
 Additional paid in capital                                     113,085             112,508
 Retained earnings (deficit)                                    (27,472)             (1,360)
 Accumulated other comprehensive (loss) income                   (6,928)              5,528
 Treasury stock:  42,592 shares in 1999 and
  in 1998 at cost                                                  (455)               (455)
                                                               --------            --------
   Total shareowners' equity                                     91,745             129,655
                                                               --------            --------
                                                               $309,051            $317,778
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
                                  (Unaudited)

                                                        For the Nine-Months Ended Sept. 30,
                                                       -------------------------------------
                                                              1999               1998
                                                       ------------------  -----------------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net (loss) income                                               $(26,112)          $  5,286
Adjustment for Noncash Items:
 Restructuring charges                                            15,784                 --
 Depreciation and amortization                                     8,548              8,219
 Unfunded pension                                                  2,047                272
 Termination indemnities                                             303                 60
Changes in Working Capital:
 Decrease in accounts receivable                                   8,230              3,317
 Increase in inventories                                          (5,646)            (8,198)
 (Increase) Decrease in prepaid expenses
  and other current assets                                        (1,068)               603
 Increase (Decrease) in accounts payable
  and accrued expenses                                             4,144               (258)
                                                                --------           --------
  Net Cash Provided by Operations                                  6,230              9,301
                                                                --------           --------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                             (7,253)            (6,846)
 Sale of an investment                                                76                891
 Acquisition, net of cash acquired                                (9,241)                --
 Investment in other assets                                       (4,120)            (5,853)
                                                                --------           --------
  Cash (Used in) Investment Transactions                         (20,538)           (11,808)
                                                                --------           --------

FINANCING TRANSACTIONS:
 Increase in short-term debt                                      28,223                 --
 Principal payments of long-term debt                             (2,513)            (2,374)
 Exercise of stock options                                            --                696
                                                                --------           --------
  Cash Provided by (Used in) Financing Transactions               25,710             (1,678)
                                                                --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (4,277)             1,539
                                                                --------           --------

CASH AND CASH EQUIVALENTS:
 Increase (Decrease) during the period                             7,125             (2,646)
 Beginning balance                                                12,290             20,458
                                                                --------           --------
 Ending balance                                                 $ 19,415           $ 17,812
                                                                ========           ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                  $  2,951           $  2,978
                                                                ========           ========

 Taxes paid                                                     $  1,144           $  1,290
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

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1998.

2. As part of an ongoing review of the Company's overall cost structure, the Company announced in the first and second quarters, respectively, the restructuring of its Custom Metrology ("CM") and Precision Measuring Instruments ("PMI") divisions at various locations in the United Kingdom and Measuring Systems Division ("MS"). The purpose of these restructurings was to reduce costs and improve profitability through factory focus missions and product line rationalization.

     As a result of the restructurings, the Company recorded, in the first nine months of 1999, restructuring related charges, net of taxes, amounting to $25.8 million ($1.92 per share) of which $1.0 million ($.08 per share) applied to the third quarter and the remainder to the first six months of the period. The charges provide for costs associated with involuntary employee termination benefits for most of the affected 342 employees, write-down of excess inventory to net realizable value, write- down of impaired fixed assets and capitalized software costs, and other exit costs, such as legal expense, lease cancellations, travel, etc. The inventory adjustment of $8.2 million has been classified in the nine months results ($0.2 million for the third quarter) in cost of goods sold. The remainder of the restructuring expense was recorded as a separate component of the 1999 operating loss.

     The following is an analysis of the third quarter 1999 restructuring charges and restructuring reserves from June 30, 1999 to September 30, 1999.


                          Employee              Capitalized
                         Termination              Software   Fixed
                          Benefits    Inventory    Costs     Asset  Other    Total
     Balance at
       June 30,
       1999                $8,230      $9,656       $2,500   $464  $1,771  $22,621

     Third quarter
       charge
       (benefit)             (378)        234           --    249     953    1,058

     Utilized               2,777       3,789           --    150     707    2,423
                           ------      ------  -----------   ----  ------  -------

     Balance at
       Sept. 30,
       1999                $5,075      $6,101       $2,500   $563  $2,017  $16,256
                           ======      ======  ===========   ====  ======  =======

     The reserve for capitalized software costs was reclassified as of June 30, 1999 because the actual carrying value of the software costs was not charged to the reserve for impaired software costs at June 30, 1999 but was netted in the presentation of the June 30, 1999 consolidated balance sheet.

     Remaining cash payments related to the restructuring charges listed above amount to approximately $7.1 million.

     The Company has made payments related to restructuring costs in 1999 amounting to $5.4 million, $900 thousand of which applied to the reserve for termination benefits at January 1, 1999. The reserve for employee termination benefits and other restructuring costs is classified with accrued expenses and income taxes.

3. In August 1999, the Company acquired a 60% interest in QI Tech (subsequently named Brown & Sharpe/Qianshao) for cash amounting to $3.8 million, and in June 1999, the Company purchased substantially all of the assets and business of Display Inspection Systems, Inc. and Digital Data Inspections Systems, Ltd. for $5.4 million. The allocation of the purchase price for these acquisitions reported in the September 30, 1999 consolidated balance sheet is preliminary. The Company is determining the fair value of the acquired inventories and selected other assets. Management expects to determine the values of inventories and other assets at a later date.

     The unaudited pro forma consolidated results of operations, assuming the above acquisitions had been made at January 1, 1998 is as follows:


                                                    September 30,
                                                 -------------------
                                                   1999       1998
                                                 ---------  --------
     Sales                                       $239,510   $244,103
     Net (loss) income                           $(27,632)  $  3,269
     Net (loss) income per common share          $  (2.06)  $   0.24

4.   The composition of inventory is as follows:

                                           Sept. 30, 1999  Dec. 31, 1998
                                           --------------  -------------
     Parts, raw materials, and supplies       $33,008         $38,511
     Work in process                           19,095          20,515
     Finished goods                            31,705          29,365
                                              -------         -------
                                              $83,808         $88,391
                                              =======         =======

5. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax benefit for the first nine months of 1999 is $0.6 million, while the same period of the previous year contained a tax provision amounting to $1.6 million.

6. The following table sets forth the computation of basic and diluted earnings per share:

                                  For the Quarter Ended Sept. 30,   For the Nine Months Ended Sept. 30,
                                  --------------------------------  ------------------------------------
                                        1999             1998              1999               1998
                                  ----------------  --------------  -------------------  ---------------
     Numerator:
       Net (loss) income                  $(2,511)         $ 1,112            $(26,112)          $ 5,286

     Denominator:
       Denominator for basic
          earnings per share:
          Weighted--average
            shares                         13,465           13,427              13,445            13,409

       Effect of dilutive
          securities:
          Employee stock
            options                            --              157                  --               150
                                          -------          -------            --------           -------

       Denominator for diluted
          earnings per share:
          Weighted  average
            shares and
            assumed
            conversions                    13,465           13,584              13,445            13,559
                                          =======          =======            ========           =======

     Basic (Loss) Earnings
       Per Share                          $  (.19)         $   .08            $  (1.94)          $   .39
                                          =======          =======            ========           =======

     Diluted (Loss) Earnings
       Per Share                          $  (.19)         $   .08            $  (1.94)          $   .39
                                          =======          =======            ========           =======

7.   Components of comprehensive (loss) income are as follows:

                                     For the Quarter Ended Sept. 30,   For the Nine Months Ended Sept. 30,
                                     --------------------------------  ------------------------------------
                                           1999             1998              1999               1998
                                     ----------------  --------------  ------------------  ----------------

     Net (loss) income                       $(2,511)          $1,112           $(26,112)           $ 5,286
     Other comprehensive
      (loss) income, net of tax:
       Foreign currency
          translation adjustments              3,711            8,509            (12,456)             5,392
                                             -------           ------           --------            -------

     Comprehensive (loss) income             $ 1,200           $9,621           $(38,568)           $10,678
                                             =======           ======           ========            =======

     Accumulated other comprehensive (loss) income, net of related tax is composed of foreign currency translation adjustments amounting to a loss of $6.9 million and income of $5.5 million at September 30, 1999 and December 31, 1998, respectively.

8. The Company has been in default since June 30, 1999 with respect to a financial covenant and, since September 30, 1999, with respect to a second financial covenant in its $50 million long-term note agreement and its $30 million revolving credit agreement. The Company has received waivers curing the financial covenant defaults incurred under its loan agreements through the end of 1999. In addition, the lending agreements were amended to add covenants to require the Company to grant the lenders a security interest in its U.S. assets by November 19, 1999 and complete a subordinated debt financing acceptable to the lenders by January 31, 2000. Because there is no certainty that the Company can meet the terms of the amended loan agreements or comply with the existing financial covenants, as to be reset, during the following twelve month period, the $50 million of long-term debt obligations have been classified as a current liability.

9. Contingent Liabilities. The Company is a party to two separate environmental claims and certain product liability claims by various plaintiffs. Management believes that damages, if any, will not be material to the financial statements.

10.  Financial Information by Business Segment

     Segment Information. The Company operates exclusively in the Metrology Business and conducts its business through its Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), Custom Metrology Division ("CM"), and Electronics Division ("ED").


                                              Three Months Ended Sept. 30, 1999
                                     ---------------------------------------------------
                                        MS        PMI        CM         ED      TOTALS
                                     ---------  --------  ---------  --------  ---------
Revenues from
 external customers                  $ 53,333   $15,698   $  2,702   $   979   $ 72,712
Intersegment revenues                       4        55         32        --         91
Restructuring provision                     5       659        394        --      1,058
Segment profit (loss)                   2,314      (970)    (1,138)   (1,034)      (828)

                                              Three Months Ended Sept. 30, 1999
                                     ---------------------------------------------------
                                        MS        PMI        CM         ED      TOTALS
                                     ---------  --------  ---------  --------  ---------
Revenues from
 external customers                  $ 53,856   $18,966   $  2,605   $    --   $ 75,427
Intersegment revenues                     134       121        430        --        685
Segment profit (loss)                   2,780       794     (1,081)       --      2,493

                                              Nine Months Ended Sept. 30, 1999
                                     ---------------------------------------------------
                                        MS        PMI        CM         ED      TOTALS
                                     ---------  --------  ---------  --------  ---------
Revenues from
 external customers                  $170,125   $58,018   $  7,656   $   979   $236,778
Intersegment revenues                       9       274        143        --        426
Restructuring provision                 9,441     6,898      7,449        --     23,788
Segment (loss)                         (1,110)   (5,987)   (10,166)   (1,034)   (18,297)

                                              Nine Months Ended Sept. 30, 1999
                                     ---------------------------------------------------
                                        MS        PMI        CM         ED      TOTALS
                                     ---------  --------  ---------  --------  ---------
Revenues from
 external customers                  $172,295   $65,143   $  7,343   $    --   $244,781
Intersegment revenues                     396       517      1,238        --      2,151
Segment profit (loss)                   7,468     4,048     (2,879)       --      8,637


     A reconciliation of combined operating profit for the MS, PMI, CM, and ED segments to consolidated profit or loss before income taxes is as follows:

                                                Three Months Ended Sept. 30,
                                               ------------------------------
                                                    1999            1998
                                               --------------  --------------

Total revenues for reportable segments              $ 72,803        $ 76,112
Elimination of intersegment revenues                     (91)           (685)
                                                    --------        --------
  Total Consolidated Revenues                       $ 72,712        $ 75,427
                                                    ========        ========

Total (loss) profit for reportable segments         $   (828)       $  2,493
Unallocated amounts:
 Interest income                                          45             304
 Other expense                                        (2,714)         (1,372)
                                                    --------        --------
  (Loss) profit before income taxes                 $ (3,497)       $  1,425
                                                    ========        ========

                                                   Nine Months Ended Sept. 30,
                                                   ---------------------------
                                                      1999            1998
                                                    --------        --------

Total revenues for reportable segments              $237,204        $246,932
Elimination of intersegment revenues                    (426)         (2,151)
                                                    --------        --------
  Total Consolidated Revenues                       $236,778        $244,781
                                                    ========        ========

Total (loss) profit for reportable segments         $(18,297)       $  8,637
Corporate restructuring charges                       (2,484)             --
Unallocated amounts:
 Interest income                                         168             899
 Other expense                                        (6,131)         (2,677)
                                                    --------        --------
  (Loss) profit before income taxes                 $(26,744)       $  6,859
                                                    ========        ========

11. In 1998, the Company changed its method of accounting for its larger, more fully configured machines from the percentage of completion method to the completed contract method. As a result of the use of the new accounting method described above, sales for the three months ended September 30, 1998 increased $0.5 million and net income decreased $0.2 million ($.01 per share) for the same period.

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

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------


RESULTS OF OPERATIONS
(Quarter Ended September 30, 1999 compared to Quarter Ended September 30, 1998)

SALES.
Sales for the third quarter of 1999 were $72.7 million compared with third quarter sales in 1998 of $75.4 million, which is 3.6% below the 1998 level. Third quarter sales for 1999 would have been $1 million higher than reported in 1999, if foreign denominated sales had been translated at 1998 foreign exchange rates. The reduced U.S. Dollar value of 1999 foreign sales, which results from translating the 1999 foreign denominated sales using lower exchange rates, is due to the continued strengthening of the U.S. Dollar. When 1999 third quarter sales are translated at the third quarter of 1998 exchange rates, 1999 sales amount to $73.7 million, a $1.7 million decrease from 1998. The $1.7 million decrease was caused by a $3.0 million decrease in sales of the Precision Measuring Instruments ("PMI") division, offset by a sales increase of $1.0 million for the Electronics Division acquired in June 1999 and $0.3 million from the MS and CM divisions.

MS sales increase of $0.2 million was primarily due to a $4.4 million increase in aftermarket sales offset by a $4.2 million decrease in machine sales. Approximately 62% of the decrease in machine sales came from more fully configured coordinated measuring machines ("CMM"), with the remaining 38% decrease coming from the smaller CMMs.

Sales for PMI were down $3.0 million due, primarily, to decreased sales volume in the United States caused by stock reduction and consolidation of U.S. catalog distributors, a slowdown in the United Kingdom sales due to restructuring plant closings, and a slowdown in the Asian and South American markets.

RESTRUCTURING.
In the 1999 third quarter, the Company recorded an additional $1.1 million restructuring charge related to previously announced restructurings implemented in the first and second quarters. These additional charges consisted of a $0.2 million writedown of impaired assets; $0.2 million for further inventory adjustments, which was classified in cost of sales; $0.4 million for a customer dispute settlement; and $0.5 million for other exit costs. These additional charges were offset by a $0.4 million benefit arising from the adjustment of a charge recorded in the second quarter for employee termination benefits. The $0.4 adjustment occurred because certain employees located in Italy elected to leave the Company before the Company was required under local law to compensate these employees due to the reorganization plan announced in July 1999. For further information regarding the 1999 restructuring, see the comments provided below.

EARNINGS.
The Company's net loss for the third quarter of 1999 was $2.5 million. The third quarter net loss included $1.0 million of restructuring expenses, net of taxes, as discussed above. Excluding the effect of the restructuring expenses, the third quarter of 1999 would have realized a net loss $1.5, which compares with net income $1.1 million for the same period in 1998.

The Company had an operating loss of $1.6 million in the third quarter of 1999, which included, as discussed above, $1.1 million of restructuring expenses. Excluding the effect of the restructuring charge, third quarter 1999 operating loss would have been $0.5 million, which is $3.3 million below the results for the third quarter of 1998. The gross margin for the third quarter of 1999 was $21.8 million, which included $0.2 million of the $1.1 million restructuring expenses. When the $0.2 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $22.0 million, which is 30.3% of 1999 sales.

This compares with a 1998 third quarter gross margin of $24.8 million, which was 32.9% of 1998 sales. The decrease of $2.8 in adjusted gross margin is comprised of an increase in CM and Electronics gross margin of $0.5 million and $0.8 million, respectively, while MS and PMI's margins of $2.7 million and $1.4 million, respectively, are lower than the divisions' 1998 margins. The MS gross profit is down due to lower gross margins for CMMs of all sizes offset, in part, by improved margins for aftermarket services. Lower absorption contributed to the lower margins for the CMMs. PMI's 1999 gross margins are below 1998 margins because of lower absorption resulting from lower sales volume. CM gross profit was up due to actions taken in the first quarter restructuring.

Selling, general and administrative expenses (SG&A) in 1999 were up $1.1 million compared with 1998. $1.0 million of this increase is due to the recording of expenses of the new companies acquired in the second and third quarters of 1999.

Results in the third quarter of 1999 included a $1.0 million tax benefit as compared to a $0.3 million tax provision in the third quarter of 1998. The $1 million tax benefit was computed using an estimate annual effective tax rate of 40% which anticipates ordinary income for the full year, excluding the restructuring charge. The higher tax rate in 1999 results from higher taxable income in certain jurisdictions that could not be offset by tax benefits in other jurisdictions. The restructuring charge provided a tax benefit of only $11.0 thousand because there is no assurance that the future tax benefits in Italy will be realized.

(Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998)

SALES.
Sales for the first nine months of 1999 were $236.8 million compared with first nine months sales in 1998 of $244.8 million, which is 3.3% below the 1998 level. The impact from using prior year foreign exchange rates on 1999 sales was negligible. Due to the minor effect the 1998 foreign exchange rates had on 1999 sales, the following discussion of sales fluctuations comparing 1999 to 1998 will be based upon 1999 exchange rates for 1999 sales. The $8.0 million sales decrease in 1999 sales was caused by a $7.1 million and $2.2 million decrease, respectively, in the PMI and MS divisions, offset by a $1 million increase for the recently acquired electronics business and a $0.3 million increase in CM sales.

The $2.2 million decrease in MS sales was primarily due to an approximate $10.8 million decrease in the sales of certain of the smaller coordinated measuring machines ("CMM") and $4.3 million decrease in the sales of more fully configured CMMs, offset by an increase of approximately $12.9 million in aftermarket revenue.

Sales for PMI were down $7.1 million due, primarily, to decreased sales volume in the United States caused by stock reduction and consolidation of U.S. catalog distributors, a slowdown in the United Kingdom sales due to restructuring plant closings, and a slowdown in the Asian and South American markets.

RESTRUCTURING.
In 1999, the Company embarked on a review of the Company's overall cost structure, the purpose of which is to reduce costs and improve profitability through factory focus missions and product line rationalization. The Company announced a restructuring of its Custom Metrology ("CM") and Precision Measuring Instruments ("PMI") divisions in the United Kingdom and its Measuring Systems Division ("MS") in the first and second quarters of 1999, respectively. The cost structure review is continuing, and further cost savings programs are expected in 1999 as a result of this review.

As a result of the restructurings described above, the Company recorded, in the first nine months of 1999, restructuring related charges, net of taxes, amounting to $25.8 million ($1.92 per share). The charges provide for costs associated with involuntary employee termination benefits for most of the affected 342 employees, write-down of excess inventory to net realizable value, write-down of impaired fixed assets and capitalized software costs, and other exit costs, such as legal expense, lease cancellations, travel, etc. The inventory adjustment of $8.2 million has been classified in cost of goods sold in the nine months ended September 30, 1999. The remainder of the restructuring expense was recorded as a separate component of the 1999 operating loss.
Remaining cash payments related to the restructuring charges listed above amount to approximately $7.1 million.

Much of the impaired software costs pertained to a management information system installed for CM, which will no longer be supported when CM concentrates on its new factory charter focusing on the turbine blade business. The existing software was considered too robust for the remaining CM business and will be replaced with a less costly reporting system. As a result, the existing software was written off because it had no alternative use to the Company.

EARNINGS.
The Company's net loss for the first nine months of 1999 was $26.1 million. The first nine months net loss included, as discussed above, $25.8 million of restructuring expenses, net of taxes. Excluding the effect of the restructuring expenses, the first nine months of 1999 would have realized $0.3 million of net loss, which compares with $5.3 million net income for the same period in 1998.

The Company had an operating loss of $21.9 million in the first nine months of 1999, which included, as discussed above, $26.3 million of restructuring expenses. Excluding the effect of the restructuring charge, first nine months 1999 operating profit would have been $4.4 million, which is $6.3 million below the first nine months of 1998. The gross margin for the first nine months of 1999 was $67.7 million, which included $8.2 million of the $26.3 million restructuring expenses. When the $8.2 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $75.9 million, which is 32.1% of 1999 sales. This compares with a 1998 first nine months gross margin of $80.5 million, which was 32.9% of 1998 sales. The $4.6 million decrease in gross margin is due to lower margins of $3.6 million, $1.7 million, and $0.1 million, respectively, for MS, PMI, and CM, offset by higher margins of $0.8 million for the Electronic Division. MS gross profit is down due to lower gross margins for CMMs offset, in part, by improved margins for aftermarket services. PMI is down due to sales volume while CM gross profit is down due to underabsorption occurring earlier in the year before the restructuring plan was implemented.

Selling, general and administrative expenses (SG&A) were up $3.0 million. $1.0 million of this increase is due to the recording of expenses of the new companies acquired during the year. The remainder of the $2.0 million is due, primarily, to costs incurred in 1999 related to the installation of a new management information system to support MS sales activity.

Results in the first nine months of 1999 included a $0.6 million tax benefit as compared to $1.6 million tax provision in the first nine months of 1998. The $0.6 million tax benefit combines a $0.2 million benefit for the pretax loss excluding restructuring charges and $0.4 million benefit relating to the restructuring charge. The tax benefit excluding restructuring was based upon an estimated effective tax rate of 40%, which anticipates ordinary income for the full year, excluding the restructuring charge. The reasons for the higher effective tax rate in 1999 are discussed above in the section describing the results for the quarter ended September 30, 1999. The restructuring charge provided a tax benefit of only $0.4 million because there is no assurance that the future tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007, as well as other long-term debt amounting to $21.1 million. $5.0 million of the $21.1 million matures in January 2000 and is expected to be refinanced at that time. The Company also has a $30 million three year syndicated multi-currency revolving credit facility with four banks, which expires in November 2000. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security under the private placement and the $30 million line of credit. In addition to the $30 million revolving credit facility, the Company has $32.9 million in lines of credit with various banks located outside of the United States. As of November 5, 1999, the Company has borrowed $27.4 million and $19.2 million under the revolving credit facility and foreign lines of credit, respectively. The Company had $28.2 million cash on hand as of November 5, 1999. During the second and third quarters of 1999, the Company breached certain financial covenants relating to the debt to EBITA ratio and the interest coverage ratio. The Company's lenders have granted waivers curing the financial covenant defaults incurred under its loan agreements through the end of 1999. In addition, borrowing rates under the Company's lending agreements were increased, and the lending agreements were amended to add covenants to require the Company to grant the lenders a security interest in its US assets by November 19, 1999 and to complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company expects that the terms of the subordinated debt financing will include warrants to purchase shares of the Class A common stock of the Company in an amount to be negotiated.

The banks have continued to advance funds under the revolving credit to the Company, and the Company is continuing to meet its operating cash needs. However, the Company is, as a result of its recent amendments to its loan agreements, prohibited to borrow under its foreign credit lines. There can be no assurance that the lenders will continue to make additional funds (up to the $30 million maximum) available to the Company under the revolving credit (at November 5, 1999 $2.6 million was available for additional borrowing under the revolving credit) or that the Company will be able to complete a subordinated debt financing in a principal amount and upon terms acceptable to its present lenders or to reset its financial covenants on terms satisfactory to the prospective subordinated debenture lenders and to its private placement lenders under its Note Agreement and its revolving credit lenders under its Credit Agreement, including the application of the proceeds of the new subordinated debt financing to the partial payment of its existing debt under the Note Agreement and under the Credit Agreement (subject to being reborrowed under the revolving credit on the terms specified in the Credit Agreement as to be amended). Until the financial covenants have been reset, the Company has classified the $50 million obligation as a current liability. During this period of discussions with its lenders, the Company is instituting additional cash management procedures. If the Company's negotiations with the prospective lenders of the contemplated subordinated debt financing and its present set of lenders under the Note Agreement and lenders under the Credit Agreement are not successful with respect to the timely issuance of the new subordinated debt financing and in resetting the financial covenants under the various loan documents, the Company plans to seek other alternative financing. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms.

CASH FLOW.
Net cash provided by operations in the first nine months of 1999 and 1998 was $6.2 million and $9.3 million, respectively. For the nine months ended September 30, 1999, the net loss of $26.1 million was decreased by depreciation and other non-cash items of $26.7 million, including restructuring charges of $15.8 million and further decreased by a reduction in working capital of $5.6 million. For the nine months ended September 30, 1998, net income of $5.3 million, increased by depreciation and other non-cash items of $8.6 million and reduced by an increase in working capital of $4.6 million.

Net cash used in investment transactions in 1999 and 1998 was $20.5 million and $11.8 million, respectively. Capital expenditures in 1999 and 1998 amounted to $7.3 million and $6.8 million, respectively. In 1999, the Company invested in acquisitions amounting to $9.2 million. In 1999, it also provided an additional $1.5 million to its equity investee; invested $0.9 million in marketable securities to fund a defined benefit plan; and invested $1.7 million in internally developed software costs. During 1998, $5.4 million was spent to upgrade its management information systems.

Cash provided by financing transactions was $25.7 million during the first nine months of 1999 compared to cash used in financing transactions of $1.7 in the same period in 1998. Financing transactions during 1999 consisted of an increase of $28.2 million in short-term borrowings, offset by principal payments of long-term debt of $2.5 million. Financing transactions during the same period in 1998 consisted of $2.4 million of long-term debt offset by $0.7 million due to the exercise of stock options.

WORKING CAPITAL.
Working capital decreased from $110.6 million at December 31, 1998 to $21.0 million at September 30, 1999 principally due to a reclassification of $50 million of senior long-term debt to currently payable as discussed above in the section on liquidity and capital resources and the incurrence of $28.3 million of short-term borrowings. These changes in short and long-term borrowings, along with increases in accounts payable and accrued expenses, partially offset by reductions in accounts receivable and inventories, were the major reasons for the $89.6 million reduction in working capital.

PRODUCT DESIGN AND MANUFACTURING ENGINEERING.
The Company invested $10.6 million, or 4.5% of sales in 1999, and $13.3 million, or 5.4% of sales in 1998 for product design and manufacturing engineering.

RISK FACTORS

INDEBTEDNESS.
As set forth in "Management's Discussion & Analysis Liquidity and Capital Resources", during the second and third quarter of 1999, the Company breached certain financial covenants. Effective November 9, 1999, the Company received waivers curing the defaults through the end of 1999. There can be no assurance that the Company will be able to compute a subordinated debt financing acceptable to the lenders by January 31, 2000, or successfully provide a security interest in its U.S. assets by November 19, 1999, as required in the amended note and credit agreement, and negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Credit Agreement with its revolving credit lenders. The Company expects that the terms of the subordinated debt financing will include warrants to purchase shares of the Class A common stock of the Company in an amount to be negotiated. If the Company is unable to acquire the required subordinated debt financing and its negotiations with both sets of its lenders are not successful in resolving these issues, the Company plans to seek other alternative financing. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms. For additional details, see "Management's Discussion & Analysis Liquidity and Capital Resources" elsewhere in this Report (where is hereby incorporated by reference).

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

FOREIGN OPERATIONS.
As of September 30, 1999, approximately 67% (based on book values) of the Company's assets, 51% of the Company's sales (based on customer location) and 65% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and social (labor) programs.

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

INTERNAL SYSTEMS.
The Company has undertaken various initiatives intended to ensure that its internal computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "internal computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, servers and mainframes, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as shop floor or other equipment at facilities, fixtures, alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company has identified the internal computer equipment and software which will require replacement or modification. The Company has completed its Year 2000 identification, risk assessment, remediation and testing efforts with respect to internal systems. As of June 30, 1999, the Company had completed the initiatives that it believes will be necessary to address potential Year 2000 issues relating to its internal computer equipment and software, and a list of all systems requiring remediation was completed. As of September 30, 1999, the Company believes that it had completed all necessary repair and replacement of these items. The Company currently estimates that the cost for remediation of its internal computer equipment and software, including the inspection costs at its facilities, will not exceed $2 million. In the event that there exists Company shop floor or the facilities Year 2000 issues which remain unresolved and the Company is required to shut down certain facilities, the loss accrued as a result of a facilities shutdown could have a material adverse effect on the business and results of operations of the Company.

SUPPLIERS AND CUSTOMERS.
The Company has created and distributed two waves of Year 2000 supplier readiness surveys for all of its facilities, and has created a Year 2000 Readiness survey to be distributed to all of its known customers. The surveys have four purposes: (i) to assure the Company that its customers and suppliers are fully aware of the Year 2000 issues and their ramifications; (ii) to determine the extent to which interfaces with suppliers are vulnerable to Year 2000 issues and whether the products and services purchased from such suppliers are Year 2000 compliant; (iii) to assure the Company that the flow of new equipment orders, as well as service and warranty orders will be substantially uninterrupted by the Year 2000 problem; and (iv) to assure the Company that the Year 2000 problem will not create an inability on the customer's part to pay invoices in a timely manner. Although the Company recently completed a major supplier consolidation effort, there still exist a limited number of sole sources of supply for certain components used by the Company. The Company is focusing on critical, single source suppliers for the purpose of scheduling meetings and supplier audits for the purpose of Year 2000 compliance verification. In the event that these single source, critical suppliers are not compliant in advance of the turn of the century, and in the event that the areas of non-compliance will affect the Company, the supplier re-sourcing process will commence. The Company currently estimates that the cost and time to benchmark and re-source a supplier, if a single source supplier, could materially affect the business. Should a customer be in a non-compliant situation with regard to only their internal systems, aside from the cost of inconvenience, the Company believes there would be minimal additional costs to transacting normal business with them. In the event that the non-compliance Year 2000 issues were customer shop floor and/or facilities related, the ramifications could be materially greater.

PRODUCTS.
Software in some of the Company's products is date sensitive and therefore subject to Year 2000 issues. There are no date sensitivities known in any other facet of the Company's products. The Company believes that the software in its products currently being shipped (since mid-1998) is Year 2000 compliant (with the exception of a Y2K remediation patch which has been developed for one narrowly used product). Older products, however, that may be subject to date sensitivities in the software are not or may not be Year 2000 compliant, and in all cases the Year 2000 compliance of such products must also be evaluated by the customer in light of the Year 2000 compliance status of the customer's specific computer and operating system that are being used by the customer to obtain the benefits of the Company's products in the customer's manufacturing/assembly operations. Software is divided into three (3) main categories and remediations means. The first category of current products includes products shipped by the Company since mid-1998. All of these products are fully supported, have been tested for Year 2000 compliance, and are believed by the Company to be Year 2000 compliant. The second category of non-current but supported products includes products shipped by the Company prior to mid-1998. These products may not have been tested for Year 2000 compliance and may be subject to Year 2000 related failures to some degree. These products are supported to the degree that there are updates available to the customer which have been tested and are believed by the Company to be Year 2000 compliant. The third category of non-supported products includes products whose production has been discontinued. These products have not been tested for Year 2000 compliance by the Company and are not supported with Year 2000 compliant updates. The Company supports customers using these products to the extent that software upgrades are available which have been tested and are believed by the Company to be Year 2000 compliant.

CONTINGENCY PLAN.
Should the Company's remediation efforts regarding its internal computer equipment and software, the Company's products and software, shop floor productivity equipment with embedded technologies, or any other areas of potential Year 2000 failure prove not to be fully adequate, the Company's contingency plan calls for the Company to operate manually or outsource mission critical portions of their operations until proper remediation efforts gave way to renewed automation. The cost associated with any such outsourcing efforts or other necessary actions or any delays related thereto has not been determined.

THE COSTS.
The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts, or the assessments the Company has previously made, are based upon management's best estimates. These estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources; customer, supplier, other best practice third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to properly identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims by customers whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

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

Item 3.  DEFAULT UPON SENIOR SECURITIES
------   ------------------------------

The Company has been in default since June 30, 1999 with respect to a financial ratio covenant (and since September 30, 1999 with respect to a second financial ratio covenant) in its Note Agreement dated November 10, 1997 (the "Note Agreement") with insurance companies relating to $50 million principal amount of 7.29% Senior Notes Due 2007 and its Credit Agreement dated as of November 10, 1997 (the "Credit Agreement") with bank lenders relating to a revolving credit of up to $30 million. The loan covenant violations relate to the debt to EBITA ratio and the interest coverage ratio, as provided in the lending agreements. The Company's lenders have granted waivers curing financial covenant defaults incurred under its loan agreements through the end of 1999. In addition, borrowing rates under the Company's lending agreements were increased and the lending agreements were amended to add covenants to require the Company to grant the lenders a security interest in its US assets by November 19, 1999 and to complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company expects that the terms of the subordinated debt financing will include warrants to purchase shares of the Class A common stock of the Company in an amount to be negotiated.

The banks have continued since June 30, 1999 to advance funds under the revolving credit to the Company during the default period, and the Company is continuing to meet its operating cash needs. However, there can be no assurance that the lenders will continue to make additional funds (up to the $30 million maximum) available to the Company under the revolving credit (at November 5, 1999 $2.6 million was available for additional borrowing under the revolving credit) or that the Company will be able to complete a subordinated debt financing in a principal amount and upon terms acceptable to its present lenders or to reset its financial covenants on terms satisfactory to the prospective subordinated debenture lenders and to its private placement lenders under its Note Agreement and its revolving credit lenders under its Credit Agreement, including the application of the proceeds of the new subordinated debt financing to the partial payment of its existing debt under the Note Agreement and under the Credit Agreement (subject to being reborrowed under the revolving credit on the terms specified in the Credit Agreement as to be amended). Until the financial covenants under the private placement lenders have been reset, the Company has classified the $50 million obligation as a current liability.

If the Company's negotiations with the prospective lenders of the contemplated subordinated debt financing and its present set of lenders under the Note Agreement and lenders under the Credit Agreement are not successful with respect to the timely issuance of the new subordinated debt financing and in resetting the financial covenants under the various loan documents, the Company plans to seek other alternative financing. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms.

For additional details, see "Management's Discussion & Analysis--Liquidity and Capital Resources" elsewhere in this Report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended September 30, 1999.

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


November 12, 1999

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

                                  EXHIBIT INDEX
                                  -------------


 27. Financial Data Schedule.