Form 10-K405
period 1999-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 2000-03-30
CIK 14637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999       Commission file number 1-5881

                      BROWN & SHARPE MANUFACTURING COMPANY
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    050113140
 State or other jurisdiction of                      (I.R.S. Employer
 incorporation of organization)                     Identification No.)

    PRECISION PARK, 200 FRENCHTOWN ROAD, NORTH KINGSTOWN, RHODE ISLAND 02852
             (Address of principal executive offices and zip code)

         Registrant's telephone number, including area code 401-886-2000

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
CLASS A COMMON STOCK-PAR VALUE $1.00          NEW YORK STOCK EXCHANGE
  PREFERRED STOCK PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $27,500,000 as of March 14, 2000.

There were 13,283,988 Shares of Class A Common Stock and 503,897 Shares of Class B Common Stock, each having a par value of $1.00 per share, outstanding as of March 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference in the following parts of the Form 10-K: (1) Definitive Proxy Statement for the April 28, 2000 Annual Meeting incorporated by reference (to the extent specified) in Part III.

Portions of the Annual Report for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

                      BROWN & SHARPE MANUFACTURING COMPANY

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I

Item 1    Business...................................................................................   3 - 13
     General.........................................................................................        3
     Repositioning Initiatives.......................................................................        4
     Business Strategy...............................................................................    4 - 6
     Metrology Industry..............................................................................    6 - 8
     MS Group........................................................................................        8
     PMI Division....................................................................................    8 - 9
     CM Division.....................................................................................        9
     BSIS Division...................................................................................        9
     Electronics Division............................................................................        9
     Sales and Distribution..........................................................................   9 - 10
     Engineering and Product Development.............................................................       10
     Foreign Operations..............................................................................       10
     Raw Materials and Sources of Supply.............................................................  10 - 11
     Patents, Licenses, Trademarks, and Proprietary Information......................................       11
     Environmental Matters...........................................................................       11
     Employees.......................................................................................  11 - 12
     Competition.....................................................................................       12
     Backlog.........................................................................................       13
     Significant Customers...........................................................................       13
     Working Capital.................................................................................       13
     Segment Information.............................................................................       13
Item 2    Properties.................................................................................       14
Item 3    Legal Proceedings..........................................................................       15
Item 4A   Executive Officers of the Registrant.......................................................  15 - 16

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters.......................       16
Item 6    Selected Financial Data....................................................................       16
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................................       16
Item 7A   Qualitative and Quantitative Disclosures About Market Risk.................................       16
Item 8    Financial Statements and Supplementary Data................................................       16
Item 9    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.......................................................................       17

PART III

Item 10   Directors and Executive Officers of the Registrant.........................................       17
Item 11   Management Remuneration and Transactions...................................................       17
Item 12   Security Ownership of Certain Beneficial Owners and Management.............................       17

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  17 - 18
Signatures...........................................................................................       19
Directors............................................................................................       20
Officers.............................................................................................       20
Investor Information.................................................................................  20 - 21
Financial Statement Schedules........................................................................       22
Exhibit Index........................................................................................  23 - 30

                                     PART I

ITEM 1 - BUSINESS

General

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

The Company's operations are conducted through five management units: Measuring Systems, Precision Measuring Instruments, Custom Metrology, Brown & Sharpe Information Systems and Electronics Division.

o The Measuring Systems Group ("MS"), which accounted for approximately 72% of the Company's sales in 1999, manufactures and markets a wide range of manual and computer-controlled, high precision Coordinate Measuring Machines ("CMM") including "in-process" measuring systems under the Brown & Sharpe, Brown & Sharpe--Wetzlar and Brown & Sharpe--DEA brand names. Incorporated in the MS Group is After Market Services which offers its customers services such as: software, parts, technical support, upgrade and rebuilds, training and contract inspection. The Company estimates that it has an installed base of over 24,000 CMMs worldwide.

o The Precision Measuring Instruments Division ("PMI"), which accounted for approximately 23% of the Company's sales in 1999, manufactures a wide range of mechanical and electronic measuring and inspection tools (including height gauges, calipers, dial indicators, and micrometers) which are marketed under the Brown & Sharpe, Tesa, Etalon, Interapid, Standard Gage, Mauser, Mercer, and Roch brand names through more than 450 distributors and catalog houses worldwide.

o The Custom Metrology Division ("CMD"), accounted for approximately 4% of the Company's sales in 1999 and, until its reorganization in 1999, designed and engineered specialty products and systems that provided customized solutions for unique measurement or inspection problems primarily utilizing non-contact technology now, primarily, manufacture only non-contact "profile" machines for the measurement of shafts and round components, and is expected to manufacture non-contact machines for the measurement of airfoils later in 2000.

o Brown & Sharpe Information Systems ("BSIS"), is developing a software system that will be universal to all of the Company's products.

o The Electronics Division, which consists of Brown & Sharpe Surface Inspection Systems, was acquired in 1999, produces metrology tools for electronics component manufacturers that focus on the detection and classification of micron lever defects on a variety of surfaces as companies with traditional dimensional measurement of industry products.

Repositioning Initiatives

Over the past several years, the Company has undertaken a series of divestitures, acquisitions and other strategic initiatives which have repositioned the Company from its historical origins as a machine tool manufacturer into a leader in the field of metrology. These repositioning initiatives included:

o Divestiture of Non-Core Operations. The divestiture of non-strategic operations, including the machine tool, pump and hydraulics businesses, and Technicomp, Inc. during 1997, which enabled the Company to focus on its core metrology technologies and market distribution strengths.

o Strategic Metrology Acquisitions. Strategic acquisitions which enabled the Company to increase greatly the breadth of its metrology product offering and the strength of its distribution system. These acquisitions include the 1994 acquisition of DEA. During 1997, the Company acquired the remaining 50% of its equity investee ASI, which developed measurement software and provided training and services and other aftermarket support to manufacturing industries and is now a significant part of MS' aftermarket business, and a 50% ownership position in Metroptic Technologies Limited, a joint venture located in Israel developing non-contact sensor technologies. During 1999, the Company incorporated Brown & Sharpe's Surface Inspection Systems to acquire substantially all of the assets and assume certain liabilities of Display Inspection Systems, Inc. and Digital Data Inspections Systems, LTD., which makes inspection products for the electronics market. Later in 1999, the Company acquired a 60% interest in QI Tech (subsequently named Brown & Sharpe/Qianshao located in the People's Republic of China). The latter investment was entered into in order to expand the Company's presence in the Asian market.

o Rationalization and Consolidation of Operations. Lowering the Company's overhead cost structure by reducing duplicative functions and associated headcount and by consolidating and rationalizing the Company's manufacturing facilities and operations, which enabled the Company to increase productivity and efficiency, including the consolidation of all of the PMI's manufacturing sites into one location in Renens, Switzerland. In 1999, the Company implemented a reorganization plan in which it implemented a "Focused Factories" strategy for MS which consolidated production of specific CMM products to a single manufacturing location. In 1999, the Company also reorganized CMD by exiting certain unprofitable non-core products to focus on non-contact products such as "Profile" machines and machines used to measure airfoils. The Plan also included a reorganization of the PMI division as discussed above. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Business Strategy

The Company is implementing its strategy based on the following elements:

o Continue Cost Improvements. The Company intends to continue to implement measures designed to reduce its product costs through: (i) standardizing product designs worldwide; (ii) increasing the cost-effectiveness of product designs; (iii) outsourcing components and products; (iv) increasing supplier partnering; and (v) focusing on core manufacturing processes. The Company also intends to streamline its sales, marketing, and general and administrative processes in an effort to reduce selling, general and administrative expenses as a percentage of sales.

o Develop New Products and End User Markets. The Company's goal is to increase net sales by expanding penetration of served industrial end user markets and by capitalizing on high growth end user markets such as the electronics, computer, and medical industries where metrology needs are growing rapidly. To expand in these high growth industries, the Company intends to focus on development of software and emerging non-contact metrology technologies through continued internal development and through strategic acquisitions and technical partnerships. To expand its penetration of served industrial end user markets, the Company expects to continue the introduction of new metrology systems utilizing both contact and non-contact technologies, and to develop sensors and other sophisticated products that can be embedded in a variety of manufacturing processes. The Company plans to form technical and commercial alliances with manufacturers of process equipment to provide enhanced combined manufacturing systems utilizing the Company's sensors and other products.

o Enhance Existing and Develop New Software. The Company intends to emphasize research and development of software systems and applications designed to meet the evolving metrology needs of its end users. To that end, the Company intends to leverage off its software development team of software and applications engineers and technicians in the following four areas: (i) metrology software for inspection and verification of piece-part integrity and conformance to design specifications; (ii) process control software designed to detect and correct drifts in part tolerances before the manufacturing process produces scrap or improperly configured components;
     (iii) enhanced management information systems that report statistical and quality information from the manufacturing process; and (iv) new software that will link the Company's CMMs and, therefore, the manufacturing process with computer-aided engineering and manufacturing systems that will provide the means for real-time feedback, analysis and, ultimately, control of manufacturing to design specifications. The Company believes that its existing library of metrology software, together with newly developed software, should enable it to respond to the growing demand in manufacturing for on-line inspection and verification. The Company also believes that its experience with CMM software and manufacturing processes is critical to the successful development of software that is linked with computer aided engineering systems. To meet the needs of this growth market, the Company formed BSIS in 1997. This subsidiary, with a common Corporate vision, combines all the Company's software development expertise under one roof. The Company's objective is to develop the next generation of open architecture measurement software having more power and ease of use than any product on the market. Incorporating the most accurate metrology algorithms in the world, this new software will work effortlessly with CAD/CAM systems to facilitate the inspection process. It will also provide the user with powerful analysis tools to ensure overall process control.

o Leverage Worldwide Distribution Capability. Through its acquisitions, Brown & Sharpe has expanded its product lines and strengthened its marketing and distribution capabilities in Europe, South America, the Middle East, India, and China. The 1999 acquisition of Qianshao (60% owned) has given the Company direct entry into the China CMM market. The Company plans to continue to strengthen and expand its worldwide distribution capability, principally by continuing to rationalize its existing distribution network and by opening new demonstration centers and adding direct sales capacity and distributors where cost effective. The Company also intends to capitalize on the strength of its global distribution network by increasing the number of Company-designed and third-party sourced products sold through its distribution channels in an effort to increase gross profit without a corresponding increase in selling, general and administrative expenses.

o Increase Aftermarket Sales and Services. The Company intends to increase its focus on higher margin aftermarket sales and services, including consulting services, calibration and rebuilding of CMMs, software upgrades, and parts sales. The Company believes that the worldwide installed base of CMMs, estimated at over 80,000 (including 24,000 of the Company's CMMs), creates a significant demand for such aftermarket services.

The Company believes that the level of customer service it provides, as measured by third-party surveys of its customers, is superior to that of its principal competitors, and expects to further strengthen its customer relationships through enhanced aftermarket support and increased partnering efforts. The Company's sales attributable to aftermarket sales and service in 1999 were estimated to be approximately 36% of MS' net sales for the same period.

Metrology Industry

General

Metrology products and systems range from hand tools for simple tasks to complex integrated systems of hardware and software that can measure, digitize, inspect, and verify manufactured parts and components, to exacting specifications. Manufacturers depend upon metrology hardware and software products to monitor consistent product conformance to their exacting specifications, thereby improving the reliability, fit, and finish of their products. In addition to these quality and performance benefits, metrology products help manufacturers lower costs by reducing errors, scrap, rework and warranty expense, improving the manufacturing process, lowering throughput time, increasing capacity, and reducing work-in-progress inventories. In recent years, manufacturers have accelerated the integration of quality control functions directly into the production process by incorporating the use of metrology products on the factory floor.

Software has also become increasingly important in metrology solutions as manufacturer's specifications have become tighter. The CMM software provides a critical link between the computerized design and the manufacturing environments. In addition, most large companies are starting to build worldwide dimensional databases to store and evaluate the data gathered by CMMs. Furthermore, potential software upgrades on the estimated 80,000 CMMs worldwide open up a large market for new and dynamic software systems.

In addition, manufacturers are demanding more precise, capable and flexible metrology systems as their products become smaller, more complex and/or must meet more stringent quality and safety standards. Their exacting product specifications often require measurement to an accuracy of less than one micron (one millionth of a meter or approximately 1/100th of the thickness of a human hair) or, in some special cases, measurement of nanometers (one billionth of a motor or the unit of measurement for the wavelength of light). Increasingly, metrology systems must incorporate a mix of traditional contact and newer non-contact technologies because of reduced part sizes and the great diversity of new materials used in manufactured products. Metrology systems are purchased by customers regardless of their need for additional production capacity because of ever-increasing quality requirements and the need to reduce product costs.

Metrology products serve a broad range of measurement requirements. The simplest metrology products include devices such as calipers, dial gauges, micrometers, surface plates, and height gauges. These are generally inexpensive hand-held tools that measure in one dimension to within an accuracy of between two (80 millionths of an inch) and 25 microns (1/100th of an inch). Fixed gauges are often more expensive devices that inspect and verify in one to three dimensions to within an accuracy of between one and 25 microns and are typically used where manufacturers need to measure a single, uniform product at a high rate of speed. Fixed gauges tend to make simple, comparative measurements of products in a manufacturing process. CMMs are more sophisticated, complex machines that use a variety of technologies to measure in three dimensions to an accuracy of between
0.5 and 100 microns. These technologies range from advanced probes that physically "contact" the product being measured to highly sophisticated non-contact vision, optical, laser and scanning probes that collect precise data without touching the product being measured. While some CMMs are manually operated, most are now automatically controlled by software systems that not only compare the product to a manufacturer's CAD models, but when no CAD model exists, also provide manufacturers with dimensions of the product to reverse engineer the product and create a CAD model. CMMs are highly flexible machines that can measure different products for a manufacturer without re-tooling or other significant changes as opposed to fixed gages that are designed solely for a single feature of a single product and also requires expensive and time-consuming retooling when the product design changes. The price points of metrology products range from $100 for a caliper to over $1.5 million for a sophisticated CMM such as those used to measure car and truck bodies.

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

Aftermarket sales are critical to manufacturers, as they are needed to insure the continued operation of the CMM equipment after it has been installed. Furthermore, AMS services can also be provided to competitors machines, which offers additional growth potential and the ability to gain a competitive advantage over its major competitors, all of whom do not currently offer such services.

The Company believes that non-contact sensor technology will continue to play a critical role in the future of the metrology industry. As manufacturers from traditional industrial manufacturers to leading high-tech companies continue to be driven by customers to produce smarter, faster, smaller and higher performance products, the need for more sophisticated measuring devices to enable production will increase. Sensor development, through the Company's R&D efforts and joint ventures will play an important role in sales growth, profitability, and retaining the Company's leadership in metrology.

MS Group

The MS Group, the largest of Brown & Sharpe's five units, accounted for approximately 72% of Brown & Sharpe's sales in 1999. The MS Group is headquartered in North Kingstown, Rhode Island and manufactures and markets CMMs. MS Group products sold under the Brown & Sharpe name are manufactured at the Company's North Kingstown, Rhode Island; Wetzlar, Germany; and Turin, Italy facilities. The primary end user markets for the Company's CMM products include the automotive (including automotive suppliers), heavy transport, aerospace, electronics, computer, industrial machinery, and medical industries.

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

The Company believes that its "user-friendly" CMM application software gives it a competitive advantage in the marketplace for CMMs. These proprietary software products provide the MS Group's customers with an understandable, icon-based inspection analysis capability, graphical user interfaces and outputs, and the capability to network with manufacturing systems. The MS Group also provides its customers with special software and systems that integrate the MS Group's products with the customer's host information and communications network. In addition to sales of CMMs, the MS Group provides aftermarket sales and service, including calibration and rebuilding of CMMs, software upgrades and parts sales, for Brown & Sharpe CMMs and competing CMMs. The Company's sales attributable to aftermarket sales and services in 1999 were estimated to be approximately 36% of MS Group sales for the same period. See Footnote 13 to the Consolidated Financial Statements, which are incorporated by reference, for financial information related to this business segment.

PMI Division

The principal products of Brown & Sharpe's PMI Division are precision measuring tools and related instruments such as micrometers, dial indicators, calipers, and electronic height gauges. PMI Division products accounted for approximately 23% of Brown & Sharpe's sales in 1999. The PMI Division's products have broader applications and lower unit list prices (with a range of $100 to approximately $13 thousand) than the prices of the MS Group's products. These tools and instruments typically measure in one or two dimensions, and are often used in comparative measuring where an unknown part or dimension is compared to a previously measured part or dimension. Some PMI Division products also include systems and application software for measuring and statistical process control. The Company believes that the primary end user markets for the products of Brown & Sharpe's PMI Division are the automotive, aerospace, metal processing, and defense industries, although Brown & Sharpe's PMI Division products are used in virtually all types of industrial settings. Brown & Sharpe's PMI Division is headquartered in Renens, Switzerland, and its products were traditionally manufactured at its plants in Rolle and Renens, Switzerland; Poughkeepsie, New York; Leicester, St. Albans, and Plymouth, England; and Luneville, France. In 1999, the Company announced the closing of its Leicester, St. Albans, Torpoint and Luneville plants and consolidated its PMI manufacturing at its Renens site. See Footnotes 3 and 13 to the Consolidated Financial Statements, which are incorporated by reference, for financial information related to the PMI restructuring and business segment, respectively. The Company also purchases components and products from third parties located in various countries.

CM Division

The CM Division, headquartered in Telford, England, historically designed and engineered highly customized and specialized solutions for metrology. Profitability under this business strategy suffered as machines and projects were "one-off" in nature. The unit underwent a major restructuring in the first half of 1999. The division finalized its exit of the non-profitable highly-customized business, to refocus on non-contact "Profile" machines for the measurement of shafts or round components, while continuing to manufacture (i) primary standard calibration instruments, used currently by 26 countries as their standard for measurement; and (ii) Non-contact machines for the measurement of airfoils (turbine and compressor airfoils). See Footnotes 3 and 13 to the Consolidated Financial Statements, which are incorporated by reference, for financial information related to the CM restructuring and business segment, respectively.

BSIS Division

BSIS was formed in 1997 to develop a single state of the art metrology operating system which will replace and focus all software development in one place. See Footnote 13 to the Consolidated Financial Statements, which are incorporated by reference, for financial information related to this business segment.

Electronics Division

The Electronics Division, which was acquired in 1999, makes metrology tools for high-tech electronics manufacturers that focus on the detection and classification of micron level effects on a variety of surfaces. The Company's products are based on a patented sensor technology known as "Black Beam Interferometry" coupled with advanced software for defect classification. The technology is currently being applied in disk drive and flat panel display manufacturing. See Footnote 13 to the Consolidated Financial Statements, which are incorporated by reference, for financial information related to this business segment.

Sales and Distribution

The MS Group distributes its products primarily through a 100-person worldwide sales force directly to U.S. and European customers, and utilizes a network of independent agents and distributors to cover the Pacific Rim, South American, and African markets. The typical MS Group sales process involves lengthy, technical, one-on-one discussions between the salesperson or the distributor/sales agent and customer and is often part of a competitive bid process. As an important part of its marketing and distribution strategy, Brown & Sharpe provides in-depth training to its customers at 19 support and demonstration centers located throughout the United States, Europe, and Asia. The Company's direct sales force also provides the Company with important opportunities to cross-sell the products of its PMI and CM Divisions.

In contrast to the MS Group, the PMI Division generally distributes its products through international import companies, regional distributors, and catalog houses throughout the world. As of December 31, 1999, the PMI Division utilized in excess of 80 major distributors located in over 40 countries to market its products. The Company believes that the PMI Division's established distribution network provides it with a competitive advantage and intends to capitalize on this network to increase sales of internally developed and third-party products.

The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major customers would have a substantial effect upon the Company.

Engineering and Product Development

Brown & Sharpe's commercial success is dependent upon its ability to develop products, enhancements, and applications that meet changing customer metrology needs and anticipate and respond to technological changes. Brown & Sharpe designs, develops, and refines its products internally through engineering departments within its product groups and divisions. When it is more cost-effective to do so, Brown & Sharpe purchases product designs or portions of product designs from engineering subcontractors or acquires rights to such designs through licensing arrangements. Brown & Sharpe also benefits from research and development efforts which are subsidized by customer funds and, in certain countries, by government research grants. Brown & Sharpe research, development and manufacturing engineering activities are conducted in the United States, Italy, Switzerland, Germany, the United Kingdom, Lithuania, and, until the PMI restructuring implemented in January 2000, France.

The Company's current design and engineering focus is in the development of the CMM "Global Machine," which will provide greater accuracy and speed, software development, and non-contact metrology products. In 1999, Brown & Sharpe invested $14.4 million, or 4.5% of its net sales during that period in product design and manufacturing engineering. In 1997 and 1998, Brown & Sharpe expended $15.5 million and $17.8 million, respectively, for product design, development, refinement, and manufacturing engineering.

Foreign Operations

Brown & Sharpe manufactures and sells substantial amounts of its metrology products in foreign countries. As of December 31, 1999, approximately 65% (based on book values) of the Company's assets, 57% of the Company's sales (based on customer location) and 65% of its employees were located outside the United States. The Company's manufacturing operations are located in Italy, Switzerland, Germany, England, and, until the PMI restructuring implemented in January 2000, France, as well as in the United States. Brown & Sharpe's products are sold in over 60 countries worldwide. See Footnote 13 to the Consolidated Financial Statements, which are incorporated by reference, for financial information related to foreign operations.

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

Environmental Matters

The Company is not significantly affected by compliance with rules and regulations promulgated under environmental laws since its manufacturing processes do not produce, as a by-product, material amounts of waste, water discharges, or air emissions deemed hazardous under such laws. However, the Company is subject from time to time to environmental claims. See Note 16, "Contingencies" of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Employees

At December 31, 1999, Brown & Sharpe had 2,216 employees, (as compared with 2,359 at December 31, 1998), including approximately 1,440 employees located outside the United States. Brown & Sharpe considers its relations with its employees to be good, although there can be no assurance that Brown & Sharpe's cost-cutting efforts or other factors will not cause a deterioration in these relations.

Approximately 433 of Brown & Sharpe's employees located at sites in the United States, Italy, Switzerland, England, and France are covered by collective bargaining agreements which expire at various times between December 31, 1999 and June 30, 2002. Brown & Sharpe expects that these collective bargaining agreements will be renegotiated successfully prior to their expiration. However, there can be no assurance that successor collective bargaining agreements will be successfully negotiated, that negotiations will not result in work stoppages, or that a work stoppage would not materially interfere with Brown & Sharpe's ability to produce the products manufactured at the affected location.

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

The following table sets forth the location of Brown & Sharpe's employees as of December 31, 1999:


         Country                                                Employees (1)
         -------                                                -------------
         China...............................................         123
         France..............................................         181
         Germany.............................................         184
         Israel..............................................          30
         Italy...............................................         379
         Japan...............................................          26
         Spain...............................................          21
         Switzerland.........................................         364
         United Kingdom......................................         132
         Mexico..............................................           4
         United States.......................................         772
                                                                   ------
         TOTAL...............................................       2,216
                                                                   ======

---------------
(1)  Part-time employees are included on a full-time equivalent basis.

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

The market for the PMI Division's products is fragmented and the PMI Division competes with a large number of competitors, including the market leader in this area, primarily on the basis of the strength of its third party distribution network, price, and product innovation. New competitors from emerging industrialized countries with lower cost products than the Company's represent a significant competitive challenge to the Company. As a result, the PMI Division's continued success and profitability will be dependent on its ability to continue to develop cost-effective and innovative products. The primary competitors of the PMI Division are Mitutoyo, L.S. Starrett Co., and Carl Mahr Holding GmbH.

Backlog

The Company's backlog of product orders was approximately $59 million at year-end 1999, compared to approximately $72 million and $68 million at year-end 1998 and 1997, respectively.

All of the orders included in the Company's year-end 1999 backlog were requested to be filled and completed within one year and are, subject to possible customer cancellation, expected to be completed in 2000.

Significant Customers

The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major customers would have a substantial effect upon the Company.

Working Capital

A substantial amount of working capital investment in inventory and accounts receivable is required to operate the Company's businesses. Working capital was approximately $9.7 million at year-end 1999 compared to approximately $111.8 million at year-end 1998. See the discussion of working capital in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report.

Segment Information
(Dollars in thousands)

The Company operates exclusively in the Metrology Business. See General in Item 1 for a further description of the Company's business. Sales to unaffiliated customers from Europe are defined as sales of products that are primarily assembled in a foreign country. Refer to "Financial Information by Business Segment and Geographic Area" included in Footnote 13 of the Company's 1999 Annual Report, filed as an exhibit hereto, which is incorporated by reference.

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
     Leicester                            Owned           Manufacturing                                14,000
     Torpoint                            Leased           Manufacturing, Sales, and Administration      5,000 (2)

France
     Luneville                           Leased           Manufacturing, Engineering, and Sales        77,100 (2)(3)
     Villebon                            Leased           Sales                                        18,000 (2)

Spain

     Barcelona                           Leased           Sales                                         9,000 (2)

China

     Qingdao                             Leased           Manufacturing, Engineering, Sales,
                                                          and Administration                           34,000 (2)

---------------
(1)  Excludes approximately 412,000 square feet leased to unrelated parties.

(2) The leases in China, Grugliasco, Ludwigsburg, Torpoint, Luneville, Villebon and Barcelona expire on June 30, 2000, December 31, 2002, September 30, 2003, August 18, 2001, March 23, 2003, October 20, 2001, and July 31, 2008,
     respectively.

(3) Included in PMI's restructuring. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and see Footnote 3 to the Consolidated Financial Statements, which are incorporated by reference.)

     In addition, Brown & Sharpe leases smaller sales offices located in the United States, Europe, and Asia. In the opinion of management, Brown & Sharpe's properties are in good condition and adequate for Brown & Sharpe's business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

Other Environmental Matters

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

Litigation

Refer to Note 16 "Contingencies" of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this Annual Report.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following table summarizes information regarding Executive Officers of the Company as of March 1, 2000:


Name                    Age      Positions Held During the Last Five Years
----                    ---      -----------------------------------------
Frank T. Curtin         65       President & Chief Executive Officer and a Director of the Company since May 2, 1995; from 1992 to
                                 May 1995, Vice President, National Center for Manufacturing Sciences, a research and development organization, Ann Arbor, MI.

Andrew C. Genor         57       Vice President & Chief Financial Officer since December 1, 1998; previously Chief Financial
                                 Officer, Safety First from May 1998 through September 1998; previously Vice President, Chief
                                 Financial Officer & Treasurer, Wyman-Gordon Company from November 1994 through March 1998;
                                 previously Co-Founder, Chief Financial Officer & Chief Operating Officer, HNSX Super Computers
                                 from January 1987 through April 1993.

Antonio Aparicio        49       Vice President & General Manager - Precision Measuring Instruments since September 1991.

Marcus Burton           41       Vice President & General Manager - Custom Metrology Division since January 1997; previously
                                 Director of Strategic Planning - Brown & Sharpe Manufacturing Co. since July 1995; Managing
                                 Director - Thomas Mercer Ltd. (a subsidiary) since June 1992.

Philip James            58       Group Vice President - Measuring Systems since September 1997; previously Executive Vice President
                                 - International, Ingersoll Milling Machine Company since November 1993.


Name                    Age      Positions Held During the Last Five Years
----                    ---      -----------------------------------------
Edward D. DiLuigi       53       Vice President & General Manager - Measuring Systems Americas since January 2000, previously Vice
                                 President & General Manager Measuring Systems U.S.A. since June 1997; previously General Manager,
                                 UNC Airwork, Aircraft Engine Services Division since July 1995; previously Vice President of
                                 Operations, UNC Airwork since August 1992.

Christopher J. Garcia   43       Vice President - Software Product Development since January 1998; previously Vice President -
                                 Marketing since November 1996; previously Vice President - Business Development since January 1991;
                                 Vice President - Research and Development of Valisys Corporation since June 1994.

Alfred J. Corso         63       Controller and Principal Accounting Officer since June 1, 1995; previously Partner with Ernst &
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


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Refer to "Common Stock Market Prices and Dividends" included on Page F-35 of the Company's 1999 Annual Report, filed as an exhibit hereto, which is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Refer to "Selected Financial Data" on Page F-2 of the Company's 1999 Annual Report, filed as an exhibit hereto, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to "Management Discussion and Analysis of Financial Condition and Results of Operations" on Pages F-3 through F-11 of the Company's 1999 Annual Report, filed as an exhibit hereto, which is incorporated herein by reference.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to "Qualitative and Quantitative Disclosures About Market Risk" on Pages F-10 of the Company's 1999 Annual Report, filed as an exhibit hereto, which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Consolidated Financial Statements and Report of Independent Auditors on Pages F-12 through F-34 of the Company's 1999 Annual Report, filed as an exhibit hereto, which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to "Information With Respect to Nominees and Other Directors Continuing in Office" on Pages 2 and 3 in the Company's definitive Proxy Statement for the April 28, 2000 Annual Meeting which is incorporated herein by reference.

ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS

Refer to "Executive Compensation" on Page 13 in the Company's Definitive Proxy Statement for the April 28, 2000 Annual Meeting which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to "Principal Shareholders" and "Stock Ownership of Directors and Officers" on Pages 5 - 8 in the Company's Definitive Proxy Statement for the April 28, 2000 Annual Meeting which are incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) and (2) List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Brown & Sharpe Manufacturing Co., Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Consolidated Statements of Operations - Years ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Shareowners' Equity - Years ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997

     Notes to Consolidated Financial Statements - December 31, 1999

The following consolidated financial statement schedule of Brown & Sharpe Manufacturing Co., Inc. and subsidiaries is included in Item 14(d):

     Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  No Form 8-K was filed during 1999.

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



                                                        BROWN & SHARPE MANUFACTURING COMPANY
                                                        (Registrant)


Date:    March 24, 2000                                 By:   /s/ Andrew C. Genor
                                                              -------------------
                                                              Andrew C. Genor
                                                              Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Frank T. Curtin                       3/24/00             /s/ Howard K. Fuguet                 3/24/00
-------------------------------------------------             --------------------------------------------
Frank T. Curtin                              Date             Howard K. Fuguet                        Date
President, Chief Executive Officer                            Director
(Principal Executive Officer),
Chairman of the Board, and Director



/s/ J. Robert Held                        3/24/00             /s/ John M. Nelson                   3/24/00
-------------------------------------------------             --------------------------------------------
J. Robert Held                               Date             John M. Nelson                          Date
Director                                                      Director



/s/ Paul R. Tregurtha                     3/24/00             /s/ Russell A. Boss                  3/24/00
-------------------------------------------------             --------------------------------------------
Paul R. Tregurtha                            Date             Russell A. Boss                         Date
Director                                                      Director



/s/ Henry D. Sharpe, III                  3/24/00             /s/ Roger E. Levien                  3/24/00
-------------------------------------------------             --------------------------------------------
Henry D. Sharpe, III                         Date             Roger E. Levien                         Date
Director                                                      Director



/s/ Harry A. Hammerly                     3/24/00             /s/ Richard M. Donnelly              3/24/00
-------------------------------------------------             --------------------------------------------
Harry A. Hammerly                            Date             Richard M. Donnelly                     Date
Director                                                      Director



/s/ Alfred J. Corso                       3/24/00             /s/ Andrew C. Genor                  3/24/00
-------------------------------------------------             --------------------------------------------
Alfred J. Corso                              Date             Andrew C. Genor                         Date
Controller                                                    Vice President and Chief Financial Officer
(Principal Accounting Officer)

DIRECTORS

Russell A. Boss, Chairman of the Board, A. T. Cross Company

Frank T. Curtin, Chairman, President & Chief Executive Officer, Brown & Sharpe Manufacturing Company

Richard M. Donnelly, President, Donnelly Associates

Howard K. Fuguet, Partner, in the law firm of Ropes & Gray

Harry A. Hammerly, Former Executive Vice President, 3M Company

J. Robert Held, Consultant, Former President and Chief Executive Officer of Chipcom Corporation

Roger E. Levien, Managing Partner, Levien Enterprises

John M. Nelson, Lead Director, TJX Companies, Inc.

Henry D. Sharpe, III, Vice President, Engineering Design Lab, LLC

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

Edward D. DiLuigi, Vice President & General Manager, Measuring Systems -
Americas

Christopher J. Garcia, Vice President - Software Product Development

James W. Hayes, III, Secretary & Corporate Counsel

Alfred J. Corso, Controller

Les W. Sgnilek, Treasurer

INVESTOR INFORMATION

Annual Meeting: The Annual Meeting of Stockholders will be held April 28, 2000 at 10:00a.m. at the Corporate Offices

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

                      BROWN & SHARPE MANUFACTURING COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)


                                       Balance at      Charged to                         Foreign      Balance at
                                        Beginning       Costs and                        Currency        End of
Year Ended                              of Period       Expenses       Deductions       Translation      Period
----------                              ---------       --------       ----------       -----------      ------
                                                                           (2)              (1)
December 31, 1999

Allowance for doubtful accounts          $  3,657        $ 1,826         $    394           $(330)      $ 4,759


December 31, 1998

Allowance for doubtful accounts          $  3,456        $ 1,639         $  1,673           $ 235       $ 3,657


December 31, 1997

Allowance for doubtful accounts          $  3,226        $ 1,874         $  1,358           $(286)      $ 3,456



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

     4.1      (Intentionally omitted)

    *4.2 Note agreement dated November 10, 1997 between the Company and the Prudential Insurance Company of America, U.S. Private Placement
              Fund, Pruco Life Insurance Company, The Guardian Life Insurance
              Company of America, Fort Dearborn Life Insurance Company,
              Nationwide Life Insurance Company, Canada Life Insurance Company of New York, Canada Life Insurance Company of America, and
              Providentmutual Life and Annuity Company of America. Exhibit 4.2 was filed as Exhibit 4.2 to the Form 10Q for the quarter ended
              June 30, 1999, and is hereby incorporated by reference.

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

    10.12     (Intentionally omitted)

    10.13     (Intentionally omitted)

    10.14     (Intentionally omitted)

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

   +10.27     (Intentionally omitted)

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

   +10.38     (Intentionally omitted)

   +10.39     (Intentionally omitted)

   +10.40     Amendment No. 5 of the Restated Brown & Sharpe Employee Stock
              Ownership and Profit Participation Plan and Trust Agreement, as amended through March 23, 1991.

   +10.41     Employment/Severance Agreement dated April 23, 1992 between Brown
              & Sharpe Manufacturing Company and Charles A. Junkunc.

   +10.42     (Intentionally omitted)

   +10.43 Amendment dated November 11, 1992 to 1989 Equity Incentive Plan as amended through November 6, 1992.

              Exhibits 10.38 through 10.43 were filed as Exhibits 10.38 through 10.43, respectively, to the Form 10-K for the year ended December
              26, 1992, and are hereby incorporated by reference.

    10.44     (Intentionally omitted)

    10.45     (Intentionally omitted)

    10.46     (Intentionally omitted)

    10.47     (Intentionally omitted)

    10.48     (Intentionally omitted)

    10.49     (Intentionally omitted)

    10.50     (Intentionally omitted)

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

    10.61     Indemnity Agreement with Frank T. Curtin dated May 3, 1995.

    10.62     Indemnity Agreement with Alfred J. Corso dated May 3, 1995.

    10.63     (Intentionally omitted)

    10.64     (Intentionally omitted)

    10.65     (Intentionally omitted)

    10.66     (Intentionally omitted)

    10.67     (Intentionally omitted)

    10.68     (Intentionally omitted)

    10.69     (Intentionally omitted)

    10.70     (Intentionally omitted)

    10.71     (Intentionally omitted)

    10.72     (Intentionally omitted)

    10.73     Employment Agreement with Antonio Aparicio dated October 17, 1995.

    10.74     (Intentionally omitted)

    10.75     (Intentionally omitted)

    10.76     Amendment to Employment Agreement with Frank T. Curtin dated as of
              January 1, 1996.

              Exhibits 10.69 through 10.76 were filed as Exhibits 10.69 through 10.76, respectively, to the Form S-1 dated October 9, 1996, and are hereby incorporated by reference.

    10.77     (Intentionally omitted)

    10.78     (Intentionally omitted)

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

   +10.88     (Intentionally omitted)

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

  +*10.92 Severance agreement between Brown & Sharpe Manufacturing Company and Frank T. Curtin dated February 17, 1998.

  +*10.93 Severance agreement between Brown & Sharpe Manufacturing Company and Charles A. Junkunc dated February 17, 1998.

  +*10.94 Severance agreement between Brown & Sharpe Manufacturing Company and Philip James dated February 17, 1998.

  +*10.95 Severance agreement between Brown & Sharpe Manufacturing Company and Antonio Aparicio dated February 17, 1998.

  +*10.96 Severance agreement between Brown & Sharpe Manufacturing Company and Marcus Burton dated February 17, 1998.

  +*10.97 Severance agreement between Brown & Sharpe Manufacturing Company and Edward D. DiLuigi dated February 17, 1998.

  +*10.98 Severance agreement between Brown & Sharpe Manufacturing Company and Christopher J. Garcia dated February 17, 1998.

  +*10.99     (Intentionally omitted)

  +*10.100 Severance agreement between Brown & Sharpe Manufacturing Company and Alfred J. Corso dated February 17, 1998.

  +*10.101 Severance agreement between Brown & Sharpe Manufacturing Company and James W. Hayes, III dated February 17, 1998.

  +*10.102 Severance agreement between Brown & Sharpe Manufacturing Company and Les W. Sgnilek dated February 17, 1998.

  +*10.103 Severance agreement between Brown & Sharpe Manufacturing Company and Bryn Edwards dated February 17, 1998.

  +*10.104 Severance agreement between Brown & Sharpe Manufacturing Company and Kenneth Kirkendall dated February 17, 1998.

  +*10.105 Severance agreement between Brown & Sharpe Manufacturing Company and Fred Schutter dated February 17, 1998.

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

  +*10.109 Brown & Sharpe Manufacturing Company 1999 Equity Incentive Plan dated February 12, 1999.

  +*10.110    Amendment to Employment Contract for Frank T. Curtin dated
              February 12, 1999.

              Exhibits 10.109 and 10.110 were filed as Exhibits 10.109 and
              10.110 to the Form 10-Q for the quarter ended June 30, 1999, and are hereby incorporated by reference.

  +*10.111    Employment agreement with Philip James dated January 3, 2000.

  +*10.112    Employment agreement with Edward D. DiLuigi dated January 3, 2000.

   *13. 1999 Annual Report to Shareowners, filed for information of the Commission except for those portion thereof which are expressly incorporated by reference in this report.

   *21.       Subsidiaries of the Registrant.

   *23.       Consent of Independent Auditors - Ernst & Young LLP.

    27        Financial Data Schedule for Fiscal Year ended December 31, 1999.


* To obtain a copy of the Exhibits filed with this Annual Report on Form 10-K, refer to page 31.

+    This identifies management contracts or compensatory plans.

Shareholders may obtain the following Exhibits filed with the 1999 Annual Report on Form 10-K upon request. Charges will be made according to the following schedule and payment should be made by either check or money order and should accompany the request. The charge for all 1999 Exhibits is $27.66. Charges for previously filed Exhibits incorporated by reference will be provided upon request. Requests should be directed to: Secretary, Brown & Sharpe Manufacturing Company, 200 Frenchtown Road, North Kingstown, Rhode Island 02852.



Exhibit                                                                      Pages          Postage        Total
-------                                                                      -----          -------        -----

  4.2      $50,000,000 Note Agreement dated November 10, 1997                  66         $   3.20         $ 19.70

 10.109    Brown & Sharpe Manufacturing Company
              1999 Equity Incentive Plan                                       13         $    .55         $  3.81

 10.110    Amendment to Employment Contract for Frank T. Curtin                 1         $    .33         $   .58

 10.111    Employment Agreement with Philip James                               3         $    .33         $  1.08

 10.112    Employment Agreement with Edward DiLiugi                             3         $    .33         $  1.08

   13.     1999 Annual Report to Shareowners

   21.     Subsidiaries of the Registrant                                       2         $    .33         $   .83

   23.     Consent of Independent Auditors
           - Ernst & Young LLP                                                  1         $    .33         $   .58