Form 10-Q
period 2000-03-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 2000-05-15
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No____
     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 13,284,020 shares of Class A common stock, 503,865 shares of Class B common stock, par value $1 per share, outstanding as of March 31, 2000.

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
                                  (Unaudited)





                                            For the Quarter Ended Mar.31,
                                            -----------------------------
                                                  2000           1999
                                                  ----           ----
Sales                                         $    72,473    $    82,414
Cost of sales - Note 3                             49,321         61,243
Research and development expense                    2,844          2,762
Selling, general and
 administrative expense                            19,109         21,550
Restructuring (benefit) charges - Note 3             (472)        10,762
                                              -----------    -----------
Operating profit (loss)                             1,671        (13,903)
Interest expense                                    2,151          1,411
Other income, net                                     369            350
                                              -----------    -----------
Loss before income taxes                             (111)       (14,964)
Income tax (benefit) provision                        (39)            83
                                              -----------    -----------

Net loss                                      $       (72)   $   (15,047)
                                              ===========    ===========

Net loss
 per common share:

 Basic and diluted                            $      (.01)   $     (1.12)
                                              ===========    ===========


Weighted average shares
 outstanding                                   13,526,771     13,397,725
                                              ===========    ===========

  * The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars in Thousands)

                                                         Mar. 31, 2000      December 31, 1999
                                                         --------------     ------------------
                        ASSETS                            (Unaudited)
Current Assets:
 Cash and cash equivalents                                    $ 36,685           $ 36,643
 Accounts receivable, net of allowances for
  doubtful accounts of $4,499 and $4,759                        81,583             88,300
 Inventories                                                    62,623             68,310
 Prepaid expenses and other current assets                       6,425              5,553
                                                              --------           --------
   Total current assets                                        187,316            198,806
Property, plant and equipment:
 Land                                                            6,329              6,510
 Buildings and improvements                                     34,327             35,465
 Machinery and equipment                                        91,889             94,011
                                                              --------           --------
                                                               132,545            135,986
   Less-accumulated depreciation                                86,519             88,667
                                                              --------           --------
                                                                46,026             47,319
Goodwill, net                                                   13,697             11,145
Other assets                                                    45,149             44,907
                                                              --------           --------
                                                              $292,188           $302,177
                                                              ========           ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable to banks                                       $ 40,312           $ 41,110
 Accounts payable                                               41,046             41,916
 Accrued expenses and income taxes                              49,651             52,504
 Notes payable and current
   installments of long-term debt                               53,311             53,585
                                                              --------           --------
  Total current liabilities                                    184,320            189,115
Long-term debt                                                  14,842             15,445
Long-term liabilities                                           26,062             26,083
Commitments and contingencies                                        -                  -
Shareowners' Equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                        -                  -
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 13,326,612 shares
  in 2000 and 13,010,623 shares in 1999                         13,327             13,011
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 503,865 shares in 2000
  and 504,414 shares in 1999                                       504                504
 Additional paid in capital                                    113,473            113,085
 Retained earnings (deficit)                                   (44,306)           (44,234)
 Other comprehensive (loss) income                             (15,579)           (10,377)
 Treasury stock:  42,592 shares in 2000 and
  in 1999 at cost                                                 (455)              (455)
                                                              --------           --------
   Total shareowners' equity                                    66,964             71,534
                                                              --------           --------
                                                              $292,188           $302,177
                                                              ========           ========

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

                                             For the Three-Months Ended Mar. 31,
                                             -----------------------------------
                                                         2000          1999
                                                         ----          ----
Cash Provided by (Used in) Operations:
Net (loss) income                                      $   (72)     $(15,047)
Adjustment for Noncash Items:
 Restructuring (benefits) charges                         (472)       15,703
 Depreciation and amortization                           2,842         3,141
 Unfunded pension                                          579           636
 Termination indemnities                                   115           109
 Other non-cash                                            428             -
Changes in Working Capital:
 Decrease (Increase) in accounts receivable              4,305        (5,453)
 Decrease (Increase) in inventories                         82        (6,081)
 (Increase) in prepaid expenses and
  other current assets                                  (1,024)         (301)
 (Decrease) Increase in accounts payable
  and accrued expenses                                    (745)        3,368
                                                       -------      --------
  Net Cash Provided by (Used in) Operations              6,038        (3,925)
                                                       -------      --------

Investment Transactions:
 Capital expenditures                                   (1,945)       (2,890)
 Sale of an investment                                       -            76
 Investment in other assets                               (943)         (111)
                                                       -------      --------
  Cash Used in Investment Transactions                  (2,888)       (2,925)
                                                       -------      --------

Financing Transactions:
 (Decrease) Increase in short-term debt                   (257)        2,616
 Principal payments of long-term debt                     (393)         (390)
                                                       -------      --------
  Cash (Used in) Provided by Financing Transactions       (650)        2,226
                                                       -------      --------

Effect of Exchange Rate Changes on Cash                 (2,458)       (2,134)
                                                       -------      --------

Cash and Cash Equivalents:
 Increase (Decrease) during the period                      42        (6,758)
 Beginning balance                                      36,643        12,290
                                                       -------      --------
 Ending balance                                        $36,685      $  5,532
                                                       =======      ========

Supplementary Cash Flow Information:

 Interest paid                                         $   732      $    285
                                                       =======      ========

 Taxes paid                                            $   233      $    135
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1999.

2. In 1999, the Company incurred a net loss amounting to $42.9 million, which included restructuring charges amounting to $36.8 million. In addition to the operating loss, the Company also incurred a loss amounting to $15.9 million arising from the translation of the balance sheets of its foreign subsidiaries, which are denominated in foreign currencies. This loss was recorded as Other Comprehensive Loss and classified in shareowners' equity. Although the Company's net loss for the first quarter of 2000 was only $72 thousand, it incurred an additional $5.2 million loss arising from foreign exchange translation which reduced shareholders' equity at March 31, 2000 to $67 million.

     The 1999 operating results caused the Company to violate certain of its loan covenants with several banks who had provided the Company with a $30 million, three-year syndicated, multi-currency revolving credit facility, which had a $27.4 million balance outstanding at March 31, 2000, and with its private placement lenders who had provided $50 million of long-term financing in 1997. The 1999 operating loss and the foreign exchange losses caused the Company to violate the debt to EBITDA ratio and debt to net worth ratio covenants, as well as certain other covenants. In November 1999, the Company's lenders granted waivers curing the financial covenant defaults incurred under its loan agreements through the end of 1999. The lending agreements were also amended at that time to add certain other covenants, including a requirement that the Company complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company was unable to complete a refinancing by January 31, 2000 and is in violation of this loan covenant. As of April 30, 2000, the Company has not yet obtained a waiver for this violation.

     Over the past several months, management has been investigating various refinancing alternatives, including a possible sale of equity securities. The Company's Board of Directors ("Board") established a Special Committee of three independent directors to oversee, evaluate, and work with management and the Company's advisors to pursue and complete, subject to approval by the full Board, a financing transaction to remedy the Company's default situation with respect to the loan covenants.

     At April 30, 2000, the Company had $32.7 million of cash on hand and has been meeting its normal cash needs. In addition, management plans to generate sufficient cash to meet its expected cash requirements in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. However, the refinancing of its capital structure in 2000, the availability of adequate liquidity throughout the year, the negotiation of acceptable loan covenants with its existing lenders, as well as any possible future lenders, and complying with the terms of its financing agreements are essential for the Company to continue as a going concern. If the Company is unable to refinance its debt with equity or subordinated debt and its negotiations with both sets of its principal lenders are not successful in resolving these issues, the Company plans to seek other alternative financing. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. During the first quarter of 1999, the Company recorded a restructuring charge of $15.7 million. An inventory adjustment of $4.9 million was classified in the 1999 results in cost of goods sold. The remainder of the restructuring expense was recorded as a separate component of the 1999 operating loss. In 2000, the Company recorded a $.5 million restructuring benefit that resulted from a sublease of rental property that was vacated as part of the restructuring that occurred in 1999. In addition, in the first quarter of 2000, the Company terminated 76 employees as a result of the restructuring of one of the PMI divisions.

     The following is an analysis of the activity of the restructuring reserves from December 31, 1999 to March 31, 2000:

                        Employee                Fixed Asset
                      Termination                   and
                        Benefits    Inventory    Intangible    Other    Total
                        --------    ---------    ----------    -----    -----
Balance
 December 31, 1999        $ 6,760     $ 9,547      $2,282     $5,092   $23,681
Utilized                   (1,556)     (2,391)         (4)      (908)   (4,859)
Benefit                         -           -           -       (472)     (472)
Foreign exchange             (309)       (315)        (70)       (97)     (791)
                          -------     -------      ------     ------   -------
                          $ 4,895     $ 6,841      $2,208     $3,615   $17,559
                          =======     =======      ======     ======   =======

     Cash payments amounting to $2.5 million relating to restructuring reserves were disbursed in the first quarter of 2000, and further payments amounting to approximately $7.7 million will be paid during the remainder of 2000.
     An additional $.8 million will be paid in subsequent years.

4.   The composition of inventory is as follows:

                                      Mar. 31, 2000     Dec. 31, 1999
                                      -------------     -------------
Parts, raw materials, and supplies       $25,734            $29,591
Work in process                           14,456             14,274
Finished goods                            22,433             24,445
                                         -------            -------
                                         $62,623            $68,310
                                         =======            =======

     Inventories belonging to the Electronics Division, which was acquired in 1999, were adjusted $2.5 million at March 31, 2000 in order to record the acquired inventory at fair value at the date of acquisition. The $2.5 million adjustment was recorded as an increase in goodwill arising from the acquisition.

5. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax benefit for the first three months of 2000 is $39 compared to a tax provision of $85 in the same period of the previous year.

6. The following table sets forth the computation of basic and diluted earnings per share:


                                                 For the Quarter Ended Mar.31,
                                                 -----------------------------
                                                         2000      1999
                                                         ----      ----
     Numerator:
       Net loss                                        $   (72)  $(15,047)

     Denominator:
       Denominator for basic earnings per share:
          Weighted - average shares                     13,527     13,398

       Effect of dilutive securities:
          Employee stock options                             -          -
                                                       -------   --------

       Denominator for diluted earnings per share
          Weighted - average shares and
             assumed conversions                        13,527     13,398
                                                       =======   ========

     Basic Loss Per Share                              $  (.01)  $  (1.12)
                                                       =======   ========

     Diluted Loss Per Share                            $  (.01)  $  (1.12)
                                                       =======   ========

7.   Components of comprehensive income (loss) are as follows:

                                                 For the Quarter Ended Mar.31,
                                                 -----------------------------
                                                     2000          1999
                                                     ----          ----

     Net Loss                                      $   (72)      $(15,047)
     Other comprehensive loss, net of tax:
       Foreign currency translation adjustments     (5,202)        (9,718)
                                                   -------       --------

     Comprehensive loss                            $(5,274)      $(24,765)
                                                   =======       ========


     Accumulated other comprehensive (loss) income, net of related tax, at March 31, 2000 and December 31, 1999 is composed of foreign currency translation adjustments amounting to a loss of $15.6 million and $10.4 million, respectively.

8.   Contingencies

     The Company is a defendant in a variety of legal claims that arise in the normal course of business. Based upon the information presently available to Management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

9.   Financial Information by Business Segment

     Segment Information. The Company operates exclusively in the Metrology Business and conducts its business through the Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), and Custom Metrology Division ("CM"), Brown & Sharpe Information Systems ("BSIS") and Electronics Division ("ED").

                                                 Three Months Ended March 31, 2000
                                     ----------------------------------------------------------
                                       MS       PMI        CM       BSIS       ED      TOTALS
     Revenues from
      external customers             $51,412  $19,476   $ 1,569   $     -   $    16   $ 72,473
     Intersegment revenues                 4        9         5     1,500         -      1,518
     Restructuring benefit               472        -         -         -         -        472
     Segment profit (loss)             2,080    1,441      (776)   (2,363)   (1,407)    (1,025)


                                                 Three Months Ended March 31, 1999
                                     ----------------------------------------------------------
                                       MS       PMI       CM       BSIS                TOTALS
     Revenues from
      external customers             $57,889  $21,811   $ 2,714   $     -             $ 82,414
     Intersegment revenues                 3      118         8         -                  129
     Restructuring benefit                 -   (6,239)   (6,980)        -              (13,219)
     Segment profit (loss)             2,197   (5,649)   (8,422)   (1,070)             (12,944)

     A reconciliation of combined operating profit for the MS, PMI, CM, BSIS and ED segments to consolidated profit or loss before income taxes is as follows:

                                                2000      1999
                                                ----      ----

     Total revenues for reportable segment    $73,991   $ 82,543
     Elimination of intersegment revenues      (1,518)      (129)
                                              -------   --------
          Total Consolidated Revenues         $72,473   $ 82,414
                                              =======   ========

     Total loss for reportable segments       $(1,025)  $(12,944)
     Corporate restructuring charges                -     (2,484)
     Unallocated amounts:
       Interest income                            257         78
       Other income                               657        386
                                              -------   --------
          Loss Before Income Taxes            $  (111)  $(14,964)
                                              =======   ========

10. Certain other amounts reported in 1999 have been reclassified to conform with the 2000 presentation.

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------


RESULTS OF OPERATIONS
(Quarter Ended March 31, 2000 compared to Quarter Ended March 31, 1999)

Sales

Sales for the first quarter of 2000 were $72.5 million compared with first quarter sales in 1999 of $82.4 million, which is 12.0% below the 1999 level. First quarter sales for 2000 would have been $4.6 million higher than reported in 2000, if foreign denominated sales had been translated at 1999 foreign exchange rates. The reduced U.S. Dollar value of 2000 foreign sales, which results from translating the 2000 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. dollar. When 2000 first quarter sales are translated at the first quarter of 1999 exchange rates, 2000 sales amount to $77.1 million, a $5.3 million decrease over 1999. The $5.3 million sales decrease was caused by a $3.3 million, $.9 million and a $1.1 million sales decrease in the Measuring Systems ("MS"), the Precision Measuring Instruments ("PMI") and the Custom Metrology Division ("CM"), respectively.

The $3.3 million decrease in MS sales was primarily due to an approximate $4.4 million decrease in the sales of larger more-fully configured coordinated measuring machines ("CMM") offset by an increase of $.8 million of smaller CMM's and $.3 million of aftermarket revenue.

Sales for PMI were down $.9 million primarily due to restructuring in the United Kingdom and France offset, in part, by increased sales in the United States. Sales for CM were down $1.1 million because CM discontinued the sales of can gauging and special machines when it reorganized its business in 1999.

Restructuring

The following is an analysis of the restructuring reserves from December 31, 1999 to March 31 2000:


                               Employee                 Fixed Asset
                              Termination                   and
                               Benefits    Inventory    Intangible    Other    Total
                               --------    ---------    ----------    -----    -----
Balance December 31, 1999      $  6,760     $  9,547     $   2,282   $ 5,092   $ 23,681
Utilized                         (1,556)      (2,391)           (4)     (908)    (4,859)
2000 Benefit                          -            -             -      (472)      (472)
Foreign exchange                   (309)        (315)          (70)      (97)      (791)
                               --------     --------     ---------   -------   --------
                               $  4,895     $  6,841     $   2,208   $ 3,615   $ 17,559
                               ========     ========     =========   =======   ========

Cash payments amounting to $2.5 million, which included payments to 76 employees whose services were terminated in the first quarter of 2000, relating to restructuring reserves recognized in 1999 were disbursed in the first quarter of 2000 and further payments amounting to approximately $7.7 million will be paid during the remainder of 2000. An additional $.8 million will be paid in subsequent years.

Earnings

The Company's net loss for the first quarter of 2000 was $72 thousand. The first quarter net loss included $.5 million of restructuring income, net of taxes, resulting from a sublease of rental property that was vacated due to the 1999 reorganization. Excluding the effect of the restructuring income, the first quarter of 2000 operations incurred a $.6 million net loss. The first quarter of 1999 net loss was $15.0, which included $15.5 million of restructuring expenses, net of taxes. Excluding the effect of the restructuring expense, the first quarter of 1999 realized $.5 million of net income.

Operating income in the first quarter of 2000 was $1.7 million. In the first quarter of 1999, the Company had an operating loss of $13.9 million, which included $15.7 million of restructuring expenses. Excluding the effect of the restructuring charge, first quarter 1999 operating income would have been $1.8 million. The gross margin for the first quarter of 2000 was $23.2 million, which is 32.0% of 2000 sales. The gross margin for the first quarter of 1999 was $21.2 million, which included a $4.9 million inventory adjustment from restructuring. If the inventory adjustment was excluded from cost of goods sold, the 1999 gross margin would amount to $26.1 million, which is 31.7% of 1999 sales. The $2.9 million decrease in gross margin is due to lower margins amounting to $2.5 million and $.4 million for MS and CM, respectively.

The reduced gross margin of $2.5 million for MS was due to lower gross margins in machine sales offset in part by higher margins in the aftermarket systems arising from sales of spare parts and training. CM's gross margin was lower due to reduced sales volume arising from restructuring done in 1999.

Selling, general, and administrative expenses ("SG&A") for the first quarter of 2000 were 26.3% of sales as compared to 26.2% for the comparable period in 1999. SG&A expenses for the first quarter of 2000 are $2.4 million lower than the first quarter of 1999. SG&A expenses for the first quarter of 2000 translated at the first quarter of 1999 exchange rates were $1.2 million less than the first quarter of 1999. First quarter 2000 SG&A expenses include approximately
$1 million of expenses incurred by the Electronics Division and Brown & Sharpe/Qianshao which were acquired in 1999 in the second and third quarters, respectively. Adjusting for the effect of foreign translation and the two previously mentioned acquisitions, 2000 SG&A expenses decreased approximately $2.2 million. $.6 million of the decrease comes from reduced payroll and payroll related costs, which is attributed to restructuring activities implemented in 1999. Approximately $1.2 million of the decrease relates to consulting fees related to the installation of information systems and software developing costs in 1999 that were not incurred in 2000. Results in the first quarter of 2000 include a $39 thousand tax benefit as compared to a $83 thousand tax provision in the first quarter of 1999. The effective tax rate in the first quarter of 2000 was 30% as compared to 32.5%, excluding restructuring, in the same period in 1999.

Liquidity and Capital Resources

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007 (now classified as short-term because the Company has breached financial ratio covenants in the senior note agreement), as well as other long-term debt amounting to $18.2 million. The Company also has a $30 million three year syndicated multi-currency revolving Credit Agreement with four banks, which expires in November 2000. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security for the lenders under the $50 million private placement and the $30 million line of credit (the "Senior Lenders"). In addition to the $30 million revolving Credit Agreement, the Company has $24.6 million in lines of credit with various banks located outside of the United States. At March 31, 1999, the Company had borrowed $27.4 million and $12.9 million under the revolving Credit Agreement and foreign lines of credit, respectively. During 1999, the Company breached certain financial covenants relating to the debt to EBITDA ratio, debt to net worth and the interest coverage ratios. The Company's Senior Lenders granted waivers curing the financial covenant defaults incurred under its note and revolving credit agreements through the end of 1999. In addition, borrowing rates under these lending senior agreements with its principal lenders were increased, and these lending agreements were amended to add covenants requiring the Company to grant the Senior Lenders a security interest in its U.S. assets and to complete a refinancing acceptable to the lenders by January 31, 2000. As of April 30, 2000, the Company had not completed the refinancing of its senior debt and was in violation of its senior note and revolving credit agreements. Management and a Special Committee of three independent directors are working, subject to definitive approval from the full Board of Directors ("Board") on the transaction, to agree upon and complete a financing transaction to remedy the Company's present default situation with respect to the loan covenants in its senior note and revolving credit agreements and to resolve its existing liquidity problem.

At April 30, 2000, the Company had $32.7 million of cash on hand and has been meeting its normal cash needs. However, the Company is, as a result of recent amendments to its loan agreements, prohibited from further borrowing under its foreign credit lines. There can be no assurance that the lenders will continue to make additional funds available to the Company under the revolving credit ($2.6 million was available for additional borrowing under the revolving Credit Agreement) or that the Company will be able to complete a financing transaction in an amount and upon terms, including the reset of its financial covenants, satisfactory to Senior Lenders, including the application of the proceeds of any such new financing to the partial payment of its existing debt under the senior Note Agreement and under the revolving Credit Agreement (subject to being reborrowed under the revolving Credit Agreement on the terms specified in the Credit Agreement as to be amended). Until the financial covenants have been reset and the defaults cured, the Company has classified the $50 million obligation as a current liability. During this period of discussion with its lenders, the Company is instituting additional cash management procedures. If the Company's negotiations with the party or parties who might provide either additional capital or other sources of financing and parallel negotiations with its present set of lenders under the senior Note Agreement and lenders under the revolving Credit Agreement are not successful with respect to the timely issuance of the new financing and resetting the financial covenants under the various noted loan documents, the Company plans to seek other alternative financing. However it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms.

Cash Flow

Net cash provided by operations in the first quarter of 2000 was $6.0 million, as compared to net cash used in operations of $3.9 million in 1999. For the quarter ended March 31, 2000, the net loss of $.1 million was decreased by depreciation and other non-cash items of $3.5 million, including restructuring benefits of $.5 million providing operating cash flows amounting to $3 million. Cash flows in 2000 were further increased $2.6 million by a reduction in working capital. For the quarter ended March 31, 1999, net loss of $15.0 million was decreased by depreciation and other non-cash items of $19.6 million and was increased in working capital of $8.5 million.

Net cash used in investment transactions was $2.9 million in 2000 and 1999. Capital expenditures in 2000 and 1999 amounted to $1.9 million and $2.9 million, respectively. Investment in other assets in 2000 included expenditures for deferred charges relating to the debt refinancing activity; while in 1999, the Company had insignificant investment transactions which offset each other.

Cash used in financing transactions was $.7 million during the first quarter of 2000 compared to cash provided by financing transactions of $2.2 million in the same period in 1999. Financing transactions during 2000 consisted of principal payments of long-term debt and short-term debt of $.7 million. Financing transactions during the same period in 1999 consisted of an increase of $2.6 million in short-term borrowings offset by $.4 million of principal payments of long-term debt.

Working Capital

Working capital decreased from $9.7 million at December 31, 1999 to $3.0 million at March 31, 2000, principally due to a decrease in accounts receivable, inventories, short-term debt, accounts payable and accrued expenses offset by an increase in prepaid expenses. Inventories decreased to $62.6 million at March 31, 2000, which included a $2.5 million decrease of inventory of the Electronics Division to reflect the fair value of the inventory at the acquisition date. The remaining $3.2 million of inventory decrease results from the translation of foreign inventory using lower exchange rates due to the continuous strengthening of the U.S. dollar. Accounts receivable decreased $6.7 million from year end, $2.4 million of the decrease is also due to translation of foreign accounts receivable at lower foreign exchange rates. Total short-and long-term borrowings decreased $1.7 million, $.9 million of which is due to foreign translation, and accounts payable and accrued expenses decreased $3.7 million, $3.0 million of which was due to foreign transaction, from year end 1999.

Product Design and Manufacturing Engineering

The Company invested $4.5 million, or 6.2% of sales, and $4.0 million, or 4.9% of sales, respectively, for product design and manufacturing engineering for the first quarter of 2000 and 1999.


                                  RISK FACTORS

Indebtedness and Liquidity

  As set forth in "Management's Discussion & Analysis - Liquidity and Capital Resources," during 1999, the Company breached certain financial ratio covenants. The Company received waivers curing the defaults through the end of 1999; however, due to its inability to complete a financing transaction, the Company, as of April 30, 2000, is in violation of its note and loan agreements with its Senior Lenders. There can be no assurance the Company will be able to complete a financing transaction which will remedy the present default situation and the Company's existing liquidity problem, acceptable to the Senior Lenders or will be able to negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Credit Agreement with its revolving credit lenders. The Company expects that the terms of the financing transaction will either call for issuance of equity securities in a private placement (more likely) or possibly subordinated debt with warrants to purchase shares of common stock of the Company. If the Company is unable to complete a financing transaction with equity (or subordinated debt with warrants) and its parallel negotiations with both sets of its present Senior Lenders are not successful in resolving these issues, the Company plans to seek other alternative financing. However, it is also not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms. For additional details, see "Management's Discussion & Analysis - Liquidity and Capital Resources" and
Note 2 of the Financial Statements for the three-month period ended March 31, 2000.

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

Cyclicality of End User Markets

  The primary end user markets for the Company's products, which include the aerospace, heavy transport and automotive (including automotive suppliers) industries, experience cyclicality in connection with recessionary periods affecting these industries in the various geographic areas.

  As a consequence, the prices of and margins for the Company's products have been and are likely to continue to be adversely impacted by decreases in capital spending by such end user markets during recessionary periods. In addition, because the PMI Division sells primarily through distributors, the PMI Division is likely to experience significant declines in sales volumes during recessionary periods because catalog houses and distributors typically reduce purchases of the Company's products at the onset of such recessionary periods even more than the decline in their end user markets' demands would dictate, in order to reduce their inventories. There can be no assurance that the Company will be able to operate profitably during any recessionary downturn.

Foreign Operations

  As of March 31, 2000, approximately 64% (based on book values) of the Company's assets, 53% of the Company's sales (based on customer location) and 64% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and social (labor) programs.

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

Implementation of Company Strategy

The 1999 restructuring initiatives focus on three areas: (i) eliminating unprofitable products in the CMD operation and reducing their break-even point;
(ii) closing high cost or duplicate PMI factories and outsourcing manufacturing where appropriate, and (iii) creating focused factories and eliminating overlapping products in the MS Group. Key elements of the Company's business strategy for 2000 include the start of realization of the planned benefit of the 1999 restructuring and completion of the development and market introduction of new products, which leverage off of the Company's proprietary technology and expertise, including metrology tools for electronic component manufacturers, to be sold by a unit acquired by the Company in 1999 and non-contact sensor technology products and focusing, through the Company's subsidiary, Brown & Sharpe Information Systems Inc. ("BSIS"), on software development to have a single metrology operating platform which will be utilized on Brown & Sharpe equipment and on equipment of other metrology manufacturers. There can be no assurances that the Company will be able to achieve its planned objectives from the 1999 restructuring or the new products under development.

Qualitative and Quantitative Disclosure About Market Risk

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

  A portion of the Company's consolidated long-term debt consists of obligations of certain of its foreign subsidiaries, which are denominated in the currencies of the countries in which these subsidiaries are located. The Company does not hedge these foreign denominated debt obligations, since all of the foreign debt is payable in the functional currencies of these foreign subsidiaries. Since there is no foreign currency exchange risk related to the debt obligations of these foreign subsidiaries, net income and net cash flows are not affected by changes in the foreign exchange rates of these obligations, and a 10% increase in the foreign exchange rates of these debt obligations would not have a material effect on the Company's financial position.

Forward-Looking Information

  This section and other portions of this report include certain forward-looking statements about the Company's sales, expenditures, capital needs and various risks and uncertainties, including those set forth in "Risk Factors." These risks are discussed in "Risk Factors" in the Company's Report on Form 10-K for the year 1999, and, in addition, with respect to the Euro Conversion issues which is discussed below. Such statements in the Report on Form 10-K and in this report are subject to risks that could cause the actual results or needs to vary materially from those anticipated by the Company.

European Monetary Union

  Effective January 1, 1999, eleven of fifteen member countries of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies and a common currency, the "Euro." During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either Euros or the existing currencies of the EU participants from January 1, 1999 to January 1, 2002. After January 1, 2002, all non-cash transactions must be denominated in Euro. Euro currency will not be issued until January 1, 2002, and on June 30, 2002, all national currencies of the EU participating countries will become obsolete.

  The Company has significant operations in several of the EU countries that will convert, or that may convert, to the Euro. The introduction of the Euro may present substantial risks to the Company for its operations located in the EU participating countries. These risks include competitive implications of conversion resulting from harmonization of pricing policies and practices in our European operations; possible increased costs associated with the conversion; and the ability to modify existing information systems on a timely basis, if at all, as well as the ability to absorb the costs associated with the systems' modifications, if required.

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

  Some of the Company's current business operating software is not Euro compliant. Two of the operations will acquire a software patch which will make the software Euro compliant. Another operation is purchasing operating software which is Euro compliant. The Company believes it will be completely Euro compliant by the mandatory conversion date.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

  A.      See Exhibit Index annexed.

  B.      No Form 8-K was filed during the quarter ended March 31, 2000.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ Andrew C. Genor
                                    ------------------------------
                                    Andrew C. Genor
                                    Chief Financial Officer
                                    (Principal Financial Officer)

May 11, 2000

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


27.  Financial Data Schedule.