Form 10-Q
period 2000-06-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 2000-08-11
CIK 14637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


[X]
                Quarterly Report PURSUANT TO Section 13 or 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number  1-5881
                        ------

                     BROWN & SHARPE MANUFACTURING COMPANY
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                      050113140
         --------                                      ---------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                  Precision Park, 200 Frenchtown Road, North
                  ------------------------------------------
                        Kingstown, Rhode Island  02852
                        ------------------------------
             (Address of principal executive offices and zip code)

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
Yes    x      No
    -------     ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 13,284,470 shares of Class A common stock, 503,415 shares of Class B common stock, par value $1 per share, outstanding as of June 30, 2000.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)


                                           For the Quarter Ended June 30,    For the Six Months Ended June 30,
                                          --------------------------------  -----------------------------------
                                                    2000             1999               2000              1999
                                             -----------      -----------        -----------       -----------

Net sales                                    $    70,632      $    81,652        $   143,105       $   164,066
Cost of sales - Notes 3 and 4                     48,702           56,940             98,023           118,183
Research and development                           3,096            2,528              5,940             5,290
Selling, general and administrative
    expenses                                      19,602           22,601             38,711            44,151
Provision for Impaired Assets - Note 4             7,635                -              7,635                 -
Refinancing Fees                                   3,265                -              3,265                 -
Restructuring (benefits) charges                       -            6,440               (472)           17,202
                                             -----------      -----------        -----------       -----------
Operating loss                                   (11,668)          (6,857)            (9,997)          (20,760)
Interest expense                                   2,263            1,625              4,414             3,036
Other income, net                                    370              199                739               549
                                             -----------      -----------        -----------       -----------
Loss before income taxes                         (13,561)          (8,283)           (13,672)          (23,247)
Income tax provision                               1,734              271              1,695               354
                                             -----------      -----------        -----------       -----------

Net loss                                     $   (15,295)     $    (8,554)       $   (15,367)      $   (23,601)
                                             ===========      ===========        ===========       ===========

Net loss per common share:

  Basic and diluted                               $(1.11)          $(0.63)            $(1.13)           $(1.75)
                                             ===========      ===========        ===========       ===========

Weighted average shares
    outstanding                               13,787,885       13,614,639         13,657,328        13,510,082
                                             ===========      ===========        ===========       ===========




*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars in Thousands)

                                                         June 30, 2000   December 31, 1999
                                                         --------------  ------------------
                        ASSETS                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 27,876            $ 36,643
 Accounts receivable, net of allowances for
  doubtful accounts of $4,174 and $4,759                        78,780              88,300
 Inventories                                                    63,655              68,310
 Prepaid expenses and other current assets                       6,191               5,553
                                                              --------            --------
   Total current assets                                        176,502             198,806
Property, plant and equipment:
 Land                                                            6,202               6,510
 Buildings and improvements                                     33,977              35,465
 Machinery and equipment                                        93,201              94,011
                                                              --------            --------
                                                               133,380             135,986
   Less-accumulated depreciation                                88,340              88,667
                                                              --------            --------
                                                                45,040              47,319
Goodwill, net                                                    8,780              11,145
Other assets                                                    40,044              44,907
                                                              --------            --------
                                                              $270,366            $302,177
                                                              ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable to banks                                       $ 39,904            $ 41,110
 Accounts payable                                               40,052              41,916
 Accrued expenses and income taxes                              47,079              52,504
 Notes payable and current
   installments of long-term debt                               53,729              53,585
                                                              --------            --------
  Total current liabilities                                    180,764             189,115
Long-term debt                                                  13,417              15,445
Long-term liabilities                                           26,180              26,083
Commitments and contingencies                                        -                   -
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                        -                   -
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 13,327,062 shares
  in 2000 and 13,010,623 shares in 1999                         13,327              13,011
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 503,415 shares in 2000
  and 504,414 shares in 1999                                       503                 504
 Additional paid in capital                                    113,473             113,085
 Retained earnings (deficit)                                   (59,601)            (44,234)
 Other comprehensive (loss) income                             (17,242)            (10,377)
 Treasury stock:  42,592 shares in 2000 and
  in 1999 at cost                                                 (455)               (455)
                                                              --------            --------
   Total shareowners' equity                                    50,005              71,534
                                                              --------            --------
                                                              $270,366            $302,177
                                                              ========            ========

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                 For the Six-Months Ended June 30,
                                                 --------------------------------
                                                           2000       1999
                                                       --------   --------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net (loss) income                                      $(15,367)  $(23,601)
Adjustment for Noncash Items:
 Restructuring (benefits) charges                          (472)    15,301
 Provision for impaired assets                            7,635          -
 Depreciation and amortization                            5,623      6,785
 Unfunded pension                                           789      1,017
 Termination indemnities                                    297        201
 Other non-cash                                             609        (92)
Changes in Working Capital:
 Decrease (increase) in accounts receivable               6,794     (1,122)
 Increase in inventories                                 (1,045)   (10,302)
 Increase in prepaid expenses and
  other current assets                                     (785)      (258)
 (Decrease) increase in accounts payable and
  accrued expenses                                       (3,763)    20,431
                                                       --------   --------
  Net Cash Provided by Operations                           315      8,360
                                                       --------   --------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                    (3,608)    (5,790)
 Acquisition, net of cash acquired                            -     (5,439)
 Decrease (investment) in other assets                      476     (2,860)
                                                       --------   --------
  Cash (Used in) Investment Transactions                 (3,132)   (14,089)
                                                       --------   --------

FINANCING TRANSACTIONS:
 (Decrease) increase in short-term debt                    (450)    10,998
 Principal payments of long-term debt                    (1,607)    (1,509)
                                                       --------   --------
  Cash (Used in) Provided by Financing Transactions      (2,057)     9,489
                                                       --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (3,893)    (5,100)
                                                       --------   --------

CASH AND CASH EQUIVALENTS:
 Decrease during the period                              (8,767)    (1,340)
 Beginning balance                                       36,643     12,290
                                                       --------   --------
 Ending balance                                        $ 27,876   $ 10,950
                                                       ========   ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                         $  4,500   $  2,589
                                                       ========   ========

 Taxes paid                                            $    519   $    958
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1999.

2. In 1999, the Company incurred a net loss amounting to $42.9 million, which included restructuring charges amounting to $36.8 million. In addition to the operating loss, the Company also incurred a loss amounting to $15.9 million arising from the translation of the balance sheets of its foreign subsidiaries, which are denominated in foreign currencies. This loss was recorded as Other Comprehensive Loss and classified in shareowners' equity. The Company's net loss for the six months of 2000 was $15.4 million and it incurred an additional $6.9 million loss arising from foreign exchange translation which also was recorded as Other Comprehensive Loss, reduced shareholders' equity at June 30, 2000 to $50 million.

   The 1999 operating results caused the Company to violate certain of its loan covenants with several banks who had provided the Company with a $30 million, three-year syndicated, multi-currency revolving credit facility, which had a $27.4 million balance outstanding at June 30, 2000, and with its private placement lenders who had provided $50 million of long-term financing in 1997. The 1999 operating loss caused the Company to violate the debt to EBITDA ratio and debt to net worth ratio covenants, as well as certain other covenants. In November 1999, the Company's lenders granted waivers curing the financial covenant defaults incurred under its loan agreements through the end of 1999. The lending agreements were also amended at that time to add certain other covenants, including a requirement that the Company complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company was unable to complete a refinancing by January 31, 2000 and is in violation of this loan covenant. As of July 31, 2000, the Company has not yet obtained a waiver for this violation.

   Over the past several months, management has been investigating various refinancing alternatives, including a possible sale of equity securities. The Company's Board of Directors ("Board") established a Special Committee of three independent directors to oversee, evaluate, and work with management and the Company's advisors to pursue and complete, subject to approval by the full Board, a financing transaction to remedy the Company's default situation with respect to the loan covenants. On June 27, 2000, the Company announced that the due diligence process with private equity investors had been terminated and it had engaged an investment advisor to pursue various strategic alternatives, including a possible sale or merger of the Company.

   At July 31, 2000, the Company had $26.6 million of cash on hand, of which $8.7 million is not available for loans or advances to the parent company, and has been meeting its normal cash needs. In addition, management plans to generate sufficient cash to meet its expected cash requirements in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. However, the refinancing of its capital structure in 2000, the availability of adequate liquidity throughout the year, the negotiation of acceptable loan covenants with its existing lenders, as well as any possible future lenders, and complying with the terms of its financing agreements are essential for the Company to continue as a going concern. If the Company is unable to refinance its debt with equity or subordinated debt and its negotiations with both sets of its principal lenders are not successful in resolving these issues, the Company plans to seek other alternatives including a possible sale or merger of the Company. However, it is not possible to predict whether any such alternative arrangements could be negotiated on satisfactory terms.

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

3. During the first six months of 1999, the Company recorded a restructuring charge of $25.2 million. An inventory adjustment of $8.0 million was classified in the 1999 results in cost of goods sold. The remainder of the restructuring expense was recorded as a separate component of the 1999 operating loss. In 2000, the Company recorded a $.5 million restructuring benefit that resulted from a sublease of rental property that was vacated as part of the restructuring that occurred in 1999. In addition, in the first six months of 2000, the Company terminated 76 employees as a result of the restructuring of one of the PMI divisions.

  The following is an analysis of the activity of the restructuring reserves from December 31, 1999 to June 30, 2000:

                                Employee                Fixed Asset
                              Termination      and
                                Benefits    Inventory    Intangible    Other     Total
                              ------------  ----------  ------------  --------  --------
     Balance
         December 31, 1999        $ 6,760     $ 9,547       $ 2,282   $ 5,092   $23,681
     Utilized                      (2,794)     (2,518)       (2,211)   (1,529)   (9,052)
     Benefit                            -           -             -      (472)     (472)
     Foreign exchange                (151)       (360)          (71)     (305)     (887)
                                  -------     -------       -------   -------   -------
     Balance June 30, 2000        $ 3,815     $ 6,669       $     -   $ 2,786   $13,270
                                  =======     =======       =======   =======   =======

   Cash payments amounting to $4.3 million relating to restructuring reserves were disbursed in the first six months of 2000, and further payments amounting to approximately $5.3 million will be paid during the remainder of 2000. An additional $1.3 million will be paid in subsequent years.

4. The Board of Directors approved a plan to discontinue the operation of the Electronics Division. As a result of the study to determine the future of the Electronics Business, management concluded that the carrying value of the Electronics Division exceeded the fair value of these assets and recorded a $7.6 million charge in the second quarter of 2000 to adjust the carrying value of the impaired assets to fair value. In the quarter ended June 30, 2000, management also adjusted inventory of the Electronics Division to net realizable value and recorded a charge to cost of sales amounting to $.9 million.

5. The composition of inventory is as follows:

                                           June 30, 2000  Dec. 31, 1999
                                           -------------  -------------
     Parts, raw materials, and supplies          $26,100        $29,591
     Work in process                              15,144         14,274
     Finished goods                               22,411         24,445
                                                 -------        -------
                                                 $63,655        $68,310
                                                 =======        =======


6. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year.

7. The following table sets forth the computation of basic and diluted earnings per share:

                                                 For the Quarter Ended June 30,    For the Six Months Ended June 30,
                                                --------------------------------  -----------------------------------
                                                       2000            1999               2000              1999
                                                   --------         -------           --------          --------

     Numerator:
        Net loss                                    (15,295)         (8,554)           (15,367)          (23,601)

     Denominator:
        Denominator for basic earnings
          per share:
            Weighted - average shares                13,788          13,615             13,657            13,510

     Effect of dilutive securities:
        Employee stock options                            -               -                  -                 -
                                                   --------         -------           --------          --------

        Denominator for diluted earnings
          per share:
            Weighted - average shares
              and assumed conversions                13,788          13,615             13,657            13,510
                                                   ========         =======           ========          ========

     Basic Loss Per Share                          $  (1.11)        $  (.63)          $  (1.13)         $  (1.75)
                                                   ========         =======           ========          ========

     Diluted Loss Per Share                        $  (1.11)        $  (.63)          $  (1.13)         $  (1.75)
                                                   ========         =======           ========          ========


8. Components of comprehensive income (loss) are as follows:


                                         For the Quarter Ended June 30,    For the Six Months Ended June 30,
                                        --------------------------------  -----------------------------------
                                                  2000             1999               2000              1999
                                              --------         --------           --------          --------

     Net loss                                 $(15,295)        $ (8,554)          $(15,367)         $(23,601)
     Other comprehensive loss,
       net of tax:
        Foreign currency translation
           adjustments                          (1,663)          (6,449)            (6,865)          (16,160)
                                              --------         --------           --------          --------

     Comprehensive loss                       $(16,958)        $(15,003)          $(22,232)         $(39,761)
                                              ========         ========           ========          ========


   Accumulated other comprehensive (loss) income, net of related tax, at June 30, 2000 and December 31, 1999 is composed of foreign currency translation adjustments amounting to a loss of $17.2 million and $10.4 million, respectively.

9. Contingencies

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


                                                 Three Months Ended June 30, 2000
                                    ----------------------------------------------------------
                                       MS       PMI      CM       BSIS       ED       TOTALS

Revenues from
 external customers                 $49,815   $18,666  $2,144   $     -   $      7   $ 70,632
Intersegment revenues                     1        24       1     1,500          -      1,526
Segment profit (loss)                   575     1,533    (564)   (2,338)   (15,125)   (15,919)

                                                 Three Months Ended June 30, 1999
                                    ----------------------------------------------------------
                                      MS        PMI      CM      BSIS        ED       TOTALS

Revenues from
 external customers                 $58,902   $20,510  $2,240   $     -   $      -   $ 81,652
Intersegment revenues                     3       101     103         -          -        207
Restructuring provision               9,436         -      75         -          -      9,511
Segment profit (loss)                (6,092)      477    (668)   (1,070)         -     (7,353)



                                                 Six Months Ended June 30, 2000
                                  -------------------------------------------------------------
                                     MS        PMI        CM       BSIS       ED       TOTALS

Revenues from
 external customers               $101,228   $38,142   $ 3,712   $     -   $     23   $143,105
Intersegment revenues                    4        33         6     3,000          -      3,043
Restructuring (benefit)               (472)        -         -         -          -       (472)
Segment profit (loss)                2,183     2,974    (1,339)   (4,701)   (16,532)   (17,415)


                                                 Six Months Ended June 30, 1999
                                   -------------------------------------------------------------
                                     MS        PMI       CM       BSIS        ED       TOTALS

Revenues from
 external customers               $116,792   $42,320   $ 4,954   $     -   $      -   $164,066
Intersegment revenues                    6       219       111         -          -        336
Restructuring provision              9,436     6,239     7,055         -          -     22,730
Segment profit (loss)               (3,424)   (5,016)   (9,028)   (2,143)         -    (19,611)


     A reconciliation of combined segment revenues and operating profit to consolidated profit or loss before income taxes is as follows for the MS, PMI, CM, BSIS and ED segments:


                                          Three Months Ended June 30,
                                       --------------------------------
                                                  2000       1999
                                              --------   --------

Total revenues for reportable segment         $ 72,158   $ 81,859
Elimination of intersegment revenues            (1,526)      (207)
                                              --------   --------
  Total Consolidated Revenues                 $ 70,632   $ 81,652
                                              ========   ========

Total loss for reportable segments            $(15,919)  $ (7,353)
Unallocated amounts:
 Interest income                                   315         45
 Other income (expense)                          2,043       (975)
                                              --------   --------
  Loss Before Income Taxes                    $(13,561)  $ (8,283)
                                              ========   ========

                                            Six Months Ended June 30,
                                  -------------------------------------------
                                                  2000       1999
                                              --------   --------

Total revenues for reportable segment         $146,148   $164,402
Elimination of intersegment revenues            (3,043)      (336)
                                              --------   --------
  Total Consolidated Revenues                 $143,105   $164,066
                                              ========   ========

Total loss for reportable segments            $(17,415)  $(19,611)
Corporate restructuring charges (benefit)         (472)    (2,484)
Unallocated amounts:
 Interest income                                   572        123
 Other income (expense)                          2,699     (1,275)
                                              --------   --------
  Loss Before Income Taxes                    $(13,672)  $(23,247)
                                              ========   ========

11. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), SECOND AMENDMENT, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101B delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Management believes that it is possible that the implementation of SAB 101 could have a material impact on the cumulative effect adjustment arising from the adoption of the new accounting guidance. However, management is presently unable to make a precise calculation until further guidance is issued that will interpret the requirements of SAB 101. The Company will adopt SAB 101 pursuant to SAB 101B as required in the fourth quarter of 2000 after it has completed its review of the effect of the new pronouncement.

12. Certain amounts reported in 1999 have been reclassified to conform with the 2000 presentation.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------


RESULTS OF OPERATIONS
(Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999)

Sales
Sales for the second quarter of 2000 were $70.6 million compared with second quarter sales in 1999 of $81.7 million, which is 13.6% below the 1999 level. Second quarter sales for 2000 would have been $3.7 million higher than reported in 2000, if foreign denominated sales had been translated at 1999 foreign exchange rates. The reduced U.S. Dollar value of 2000 foreign sales, which results from translating the 2000 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. dollar. When 2000 second quarter sales are translated at the second quarter of 1999 exchange rates, 2000 sales amount to $74.3 million, a $7.4 million decrease over 1999. The $7.4 million sales decrease was caused by a $6.4 million and $1.0 million sales decrease in the Measuring Systems ("MS") and the Precision Measuring Instruments ("PMI"), respectively.

The $6.4 million decrease in MS sales was primarily due to a decrease of $7 million of aftermarket revenues offset by a $.6 million increase of machine sales in which sales of smaller CMM's increased slightly over 1999 levels whiles sales of larger more-fully configured machines decreased slightly.

Sales for PMI were down $1.0 million primarily due to restructuring in the United Kingdom and France offset, in part, by increased sales in the Switzerland.

Restructuring
The following is an analysis of the restructuring reserves from December 31, 1999 to June 30, 2000:

                               Employee                Fixed Asset
                             Termination                   and
                               Benefits    Inventory    Intangible    Other      Total
                             ------------  ----------  ------------  --------  ---------

Balance December 31, 1999        $ 6,760     $ 9,547       $ 2,282   $ 5,092    $23,681
Utilized                          (2,794)     (2,518)       (2,211)   (1,529)    (9,052)
Benefit                                -           -             -      (472)      (472)
Foreign exchange                    (151)       (360)          (71)     (305)      (887)
                                 -------     -------       -------   -------    -------
Balance June 30, 2000            $ 3,815     $ 6,669       $     -   $ 2,786    $13,270
                                 =======     =======       =======   =======    =======

Cash payments, including payments to 76 employees whose services were terminated in the first six months of 2000, amounting to $4.3 million relating to restructuring reserves recognized in 1999 were disbursed in the first six months of 2000. Further payments amounting to approximately $5.3 million will be paid during the remainder of 2000, and an additional $1.3 million will be paid in subsequent years.

Earnings.

The Company's net loss for the second quarter of 2000 was $15.3 million. The second quarter net loss includes $11.8 million in charges relating to asset write-offs, including a $.9 million writedown of inventory classified in cost of sales, for its Electronics Division ("ED"), which will be disposed of later in 2000, as well as fees related to the due diligence process with certain private equity investors that was terminated in the second quarter. Excluding the effect of the write-offs, the second quarter loss would have been $3.5 million. The Company's net loss for the second quarter of 1999 was $8.5 million which included restructuring expenses of $9.2 million, net of taxes. Excluding the effect of the restructuring expenses, the second quarter of 1999 would have realized $0.7 million of net income.

The Company had an operating loss in the second quarter of 2000 of $11.7 million, which included the $11.8 million of nonrecurring expenses discussed above. The Company had an operating loss of $6.9 million in the second quarter of 1999, which included $9.5 million of restructuring expenses. Excluding the effect of the nonrecurring expenses and restructuring charges in the respective periods, operating profit in 2000 would have been $2.5 million lower than the same period in 1999. The gross margin for the second quarter of 2000 was $21.9 million, which includes an inventory write-off of $.9 million for ED discussed above. If the inventory adjustment was excluded from cost of goods sold, the 2000 gross margin would be $22.8 million or 32.3% of 2000 sales. The gross margin for the second quarter of 1999 was $24.7 million, which included $3.1 million of the $9.5 million restructuring expenses. When the $3.1 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $27.8 million or 34.1%. The $5.0 million decrease in adjusted gross margin is due to lower margins amounting to $5.7 million for MS, offset in part by an increased margin of $.7 million in PMI. The reduced gross margin for MS is due to lower sales volume and reduced margins in aftermarket services. The increased margin for PMI is a result of benefits incurred from the restructuring implemented in 1999.

Selling, general and administrative expenses ("SG&A") for the second quarter of 2000 were 27.8% of sales as compared to 27.7% for the comparable period in 1999. SG&A expenses for the second quarter of 2000 are $3.0 million less than the second quarter of 1999. SG&A expenses for the second quarter of 2000 translated at the second quarter of 1999 exchange rates were $2.2 million less than the second quarter of 1999. Second quarter 2000 SG&A expenses include approximately $1.1 million of expenses incurred by the Electronics Division and Brown & Sharpe/Qianshao which were acquired in 1999 and not included in the results for the second quarter of 1999. Adjusting for the effect of foreign translation and the two previously mentioned acquisitions, 2000 SG&A decreased approximately $3.3 million. Approximately $1.2 million of the decrease relates to the installation of information systems and software development costs incurred in 1999 that were not incurred in 2000. Another $.7 million of the decrease comes from reduced payroll and payroll related costs, which is attributed to restructuring activities implemented in 1999. The remainder of the decrease was a result of $.5 million in reduced sales commissions and decreased spending of $.9 million for miscellaneous items.

Results in the second quarter of 2000 included a $1.7 million tax provision as compared to $.3 million in the second quarter of 1999. The higher tax provision in 2000 results from expected higher taxable income in certain jurisdictions that would not be offset by tax benefits in other jurisdictions.

  (Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999)

Sales
Sales for the first six months of 2000 were $143.1 million compared with first six month sales in 1999 of $164.1 million, which is 12.8% below the 1999 level. First six months sales for 2000 would have been $8.5 million higher than reported in 2000, if foreign denominated sales had been translated at 1999 foreign exchange rates. The reduced U.S. dollar value of 2000 foreign sales, which results from translating the 2000 foreign denominator sales using lower exchange rates, is due to the continued strength of the U.S. dollar. When 2000 first six-month sales are translated at the first six months of 1999 exchange rates, 2000 sales amount to $151.7 million, a $12.4 million decrease over 1999. The $12.4 million sales decrease was caused by a $9.6 million, $1.6 million and a $1.2 million sales decrease in MS, PMI and CM, respectively.

The $9.6 million decrease in MS sales was primarily due to a decrease of $6.6 million of aftermarket revenues, as well as a $3 million decrease in machine sales in which a $6.8 million decrease in sales of larger more-fully configured CMM's was offset by a $3.8 million increase in sales of smaller CMM's.

Sales for PMI were down $1.6 million primarily due to restructuring in the United Kingdom and France offset, in part, by increased sales in Switzerland. Sales for CM were down $1.2 million because CM discontinued the sales of can gauging and special machines when it reorganized its business in 1999.

Earnings

The Company's net loss for the first six months of 2000 were $15.4 million. The net loss includes nonrecurring charges of $11.8 million relating to asset write-offs including a $.9 million writedown of inventory classified in cost of sales, for its ED, which will be disposed of later in 2000, as well as fees related to the due diligence process with certain private equity investors that was terminated in the second quarter. Excluding the effect of the write-offs, the first six-months of 2000 loss would have been $3.6 million.

The Company's net loss for the first six months of 1999 was $23.6 million. The first six months net loss includes restructuring expenses of $24.8 million, net of taxes. Excluding the effect of the restructuring expenses, the first six months of 1999 would have realized $1.2 million of net income.

The Company had an operating loss of $10.0 million in the first six months of 2000. The operating loss includes $11.8 million of nonrecurring charges discussed above. Excluding the effect of the nonrecurring charge, first six months 2000 operating profit would have been $1.8 million. The Company had an operating loss of $20.8 million in the first six months of 1999, which included $25.2 million of restructuring expenses. Excluding the effect of the restructuring charge, first six months operating profit would have been $4.4 million. The gross margin for the first six months of 2000 was $45.1 million, which included $.9 million of the ED nonrecurring charges discussed above. Excluding the effect of this charge in cost of goods sold, the 2000 gross margin would be $46.0 million, which is 32.1% of 2000 sales. The gross margin for the first six months of 1999 was $45.9 million, which included $8.0 million of the $25.2 million restructuring expenses. When the $8.0 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $53.9 million which is 32.8% of 1999 sales. The $8.0 decrease in gross margin is due to lower margins in MS of $8.8 million, offset, in part, by increased margins in PMI of $.8 million. The decreased gross profit in MS is due to lower sales volume, unfavorable absorption and reduced margins in aftermarket services while PMI gross margin is up due to the restructuring done in 1999.

Selling, general and administrative expenses ("SG&A") were 27.1% of sales as compared to 26.9% for the comparable period in 1999. SG&A expenses for the first six months of 2000 are $5.4 million lower than the first six months of 1999. If 1999 foreign exchange rates had been used to translate SG&A expenses for the first six months of 2000, 2000 SG&A expenses would have been $3.6 million lower than the same period for 1999. The first six months of 2000 include approximately $2.2 million of expenses incurred by the Electronics Division and Brown & Sharpe/Qianshao, which were acquired in 1999 and not included in the first six months of 1999 results. Adjusting for the effect of foreign translation and the two previously mentioned acquisitions, 2000 SG&A decreased approximately $5.8 million. $3.8 million of the decrease comes from reduced payroll and payroll related costs, which is attributed to restructuring activities implemented in 1999. Another $1.8 million of the decrease relates to consulting fees relating to the installation of information systems and software developing costs in 1999 that were not incurred in 2000.

Results for the first six months of 2000 include a tax provision of $1.7 million as compared to $.4 million in the comparable period of 1999. The higher tax provision in 2000 results from higher taxable income in certain jurisdictions that could not be offset by tax benefits in other jurisdictions.

Liquidity and Capital Resources

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007 (now classified as short-term because the Company has been in default since the summer of 1999 with respect to certain financial ratio covenants in the senior note agreement), as well as under other long-term debt amounting to $18.2 million. The Company also has a $30 million three year syndicated multi-currency revolving Credit Agreement with four banks, which expires in November 2000. At July 31, 2000, only $27.4 million is available of the $30 million. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security for the lenders under the $50 million private placement and the $30 million line of credit (the "Senior Lenders"). In addition to the $30 million revolving Credit Agreement, the Company has $17.1 million in lines of credit with various banks located outside of the United States. At June 30, 2000, the Company had borrowed $27.4 million and $12.5 million under the revolving Credit Agreement and foreign lines of credit, respectively. During 1999, the Company breached certain financial covenants relating to the debt to EBITDA ratio, debt to net worth and the interest coverage ratios. The Company's Senior Lenders granted waivers curing the financial covenant defaults incurred under the Company's note and revolving credit agreements through the end of 1999. In addition, in November 1999, borrowing rates under these lending senior agreements with its principal lenders were increased, and these lending agreements were amended to add covenants requiring the Company to grant the Senior Lenders a security interest in its U.S. assets and to complete a refinancing acceptable to the lenders by January 31, 2000; as of July 31, 2000, this refinancing had not occurred. Since June 23, 2000, the Company has engaged Chase Securities Inc. to pursue various strategic alternatives, including a possible sale or merger of the Company. This decision was made by the Board of Directors following the termination of the due diligence process that the Company has recently been engaged in with private equity investors that had been considering making a substantial equity investment in the Company. In addition, the Company is considering internal restructuring on its own, including the sale of one or more units or selling a minority (or majority) interest in certain non-core units that would increase the Company's cash position and improve liquidity. However, there is no guarantee that a strategic transaction will be completed or that any of the other transactions described above will be completed and will be sufficient to meet the Company's financial needs.

At July 31, 2000, the Company had $26.6 million of cash on hand and has been meeting its normal cash needs. Included in the $26.6 million of cash at July 31, 2000, is $3.3 million of cash of its 60% owned subsidiary, Qingdao Brown & Sharpe Qianshao Technology Company Limited, PRC, and 75% owned subsidiary, Quingdao Brown & Sharpe Qianshao Trading Company Limited, PRC, which are located in the People's Republic of China. Cash balances in China are subject to currency exchange controls which limit the China's subsidiaries' ability to make loans and advances to the Company. In addition, two of the Company's wholly-owned European subsidiaries with cash balances amounting to $5.4 million at July 31, 2000, have borrowings with local banks which restrict payments of loans or advances to the Company by the subsidiaries. In addition, as a practical matter, the business realities of the Company's operations through subsidiaries in foreign countries, with credit lines of such subsidiaries from foreign banks, restrict the ability of the Company to make long-term transfers of cash in foreign countries into the United States. The Company is, as a result of recent amendments to its loan agreements, prohibited from further borrowing by the Company or its subsidiaries under its foreign credit lines. Until the financial covenants have been reset and the defaults cured or waived, the Company has classified the $50 million Senior Note obligation as a current liability.
During this period of discussion with its lenders, the Company is instituting additional cash management procedures. If the Company's negotiations with the party or parties who might provide either additional capital or other sources of financing (as to which no such transactions are pending as of July 31, 2000) or who might purchase one or more units of the Company for cash or enter into a larger sale or merger transaction are not successful, and if parallel negotiations with its present set of lenders under the senior Note Agreement and lenders under the revolving Credit Agreement are not successful with respect to the timely issuance of the new financing and resetting the financial covenants under the various applicable loan documents, the Company ,must seek other strategic alternatives, including sale or merger of the Company. However it is not possible to predict whether any such strategic alternatives could be negotiated on satisfactory terms and what would resolve the Company's present cash and liquidity problems.

Cash Flow

Net cash provided by operations in the first six months of 2000 and 1999, are $300 thousand and $8.4 million, respectively. For the six months ended June 30, 2000, the net loss of $15.4 million was decreased by depreciation and other non-cash items of $14.5 million, including a $7.6 million for impaired assets from restructuring benefits of $.5 million. Cash flows in 2000 were further increased $1.2 million by a reduction in working capital. For the six months ended June 30, 1999, net loss of $23.6 million was decreased by depreciation and other non-cash items of $23.2 million, including restructuring charges amounting to $15.3 million, and was increased in working capital of $8.8 million.

Net cash used in investment transactions was $3.1 million and $14.1 million in 2000 and 1999, respectively. Capital expenditures in 2000 and 1999 amounted to $3.6 million and $5.8 million, respectively, as the Company curtailed spending and investment in the first six months of 2000. In 1999, the Company invested in an acquisition of $5.4 million and increased its investment in an equity investee $0.5 million in capitalized internally developed software costs.

Cash used in financing transactions was $2.1 million during the six months of 2000 compared to cash provided by financing transactions of $9.5 million in the same period in 1999. Financing transactions during 2000 consisted of principal payments of long-term debt and short-term debt $1.6 million. Financing transactions during the same period in 1999 consisted of an increase of $11.0 million in short-term borrowings offset by $1.5 million of principal payments of long-term debt.

Working Capital

Working capital decreased from $9.7 million at December 31, 1999 to a negative working capital of $4.3 million at June 30, 2000. When December 31, 1999 foreign exchange rates are used to translate the June 30, 2000 balance sheet, working capital decreased to a negative $1.3 million. After using the December 31, 1999 foreign exchange rates to translate the June 30, 2000 balance sheet, cash and accounts receivable decreased $7.9 million and $7 million, respectively, and accounts payable and accrued expenses decreased $4.7 million, which accounts for the most significant part of the adjusted working capital decrease of $11 million. In addition, $2.5 million of inventory at December 31, 1999, that was acquired as a result of the purchase of the Electronics Division, was adjusted to reflect the fair value of the inventory at the acquisition date and was offset by various other changes in working capital.

Product Design and Manufacturing Engineering

The Company invested $7.9 million, or 5.5% of sales, and $7.1 million, or 4.3% of sales, respectively, for product design and manufacturing engineering for the first six months of 2000 and 1999.


                                  RISK FACTORS
Indebtedness and Liquidity

  As set forth in "Management's Discussion & Analysis - Liquidity and Capital Resources," during 1999 and continuing in 2000, the Company breached certain financial ratio covenants. The Company received waivers curing the defaults through the end of 1999; however, due to its inability to complete a financing transaction, including the sale of equity (or possibly subordinated debt with warrants) the Company, as of July 31, 2000, continues to be in violation of financial ratio covenants in its note and loan agreements with its Senior Lenders. There can be no assurance the Company will be able to complete a financing transaction which will remedy the present default situation and the Company's existing indebtedness and liquidity problem, acceptable to the Senior Lenders or will be able to negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Credit Agreement with its revolving credit lenders. The Company expects that the terms of any such financing transaction will call for issuance of equity securities in a private placement (more likely) or possibly subordinated debt with warrants to purchase shares of common stock of the Company. If the Company is unable to complete such a financing transaction in a satisfactory amount (and no such transaction is now under consideration) and if its parallel negotiations with both sets of its present Senior Lenders are not successful in resolving these issues under the Note Agreement and the Revolving Credit Agreement, the

Company must seek some form of strategic transaction alternative. However, it is also not possible to predict whether any such strategic alternative arrangements could be negotiated on satisfactory terms sufficient to resolve the Company's present indebtedness and liquidity problem. For additional details, see "Management's Discussion & Analysis - Liquidity and Capital Resources" and
Note 2 of the Financial Statements for the six-month period ended June 30, 2000, and Risk Factors - Recent History of Losses.

RECENT HISTORY OF LOSSES

  The Company reported a 13.6% decrease in revenue for the second quarter of 2000 as compared to the second quarter of 1999. Net losses for the second quarter of 2000 and 1999, respectively, were $15.3 million and $8.6 million, representing a 78% increase year over year. For the first six months of 2000, the Company reported a 12.8% decrease in revenue as compared to the first six months of 1999. The net loss for the first six months of 2000 was $15.4 million as compared with a net loss of $23.6 million for the first six months of 1999.

  The Company's revenue decreased 4.6% during fiscal year 1999 as compared to fiscal year 1998. The net loss in 1999 was $42.9 million. Continued losses could adversely impact the Company's relationships with customers, vendors and employees, as well as its liquidity, its ability to return to compliance with respect to the financial ratio covenants in its Senior Note and Revolving Credit Agreement and its continued listing on the NYSE. The Company received a report from its independent auditors for the year ended December 31, 1999, containing an explanatory paragraph stating that the Company's operating loss and non-compliance with certain covenants of loan agreements (see "Risk Factors-- Indebtedness and Liquidity") raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to continue as a going concern relies heavily on its ability to raise additional equity financing or, alternatively, on its ability to sell one or more operating units (with retention of some of the net proceeds of such sale or sales), or, subsequent to the Board's decision on June 27, 2000 to hire Chase Securities, Inc. to explore all strategic alternatives for the Company to consummate a larger sales transaction, possibly involving merger or sale of the entire Company. However, there can be no guarantee that any of such refinancing transactions or such strategic transactions will occur, or if they occur that the financial benefits from such transaction will be sufficient in scope to meet the Company's liquidity and other financial needs.

COMPETITION

  The Company's MS Group currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Group also faces indirect competition from other types of metrology firms such as manufacturers of fixed gauging systems. The primary industries to which the MS Group sells its products are characterized by a relatively small number of large participants with significant purchasing power. The Company experiences significant pricing competition in connection with sales by its MS Group which can have an adverse impact on the Company's sales and margins. During periods when the metrology industry suffers from over capacity, downward pricing pressure experienced by the MS Group is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors have access to greater financial resources and may be able to withstand such pricing pressure more effectively than the Company. Competitive pressures on pricing have intensified and the competition for orders has increased, which is in part responsible for the recent lack of growth in orders and shipments of the MS Group. Accordingly, there can be no assurance that the MS Group will be able to continue to compete effectively against existing competitors or new competitors, especially during periods of over capacity.

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

FOREIGN OPERATIONS

  As of June 30, 2000, approximately 67% (based on book values) of the Company's assets, 55% of the Company's sales (based on customer location) and 65% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and other business factors in foreign countries that may restrict the Company's ability to transfer cash from one foreign country to another or the United States and social (labor) programs.

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

DEPENDENCE ON KEY SUPPLIER

  The Company currently purchases the vast majority of its externally sourced low to medium accuracy electronic touch trigger sensor probes and heads from a publicly held United Kingdom company (the ''Supplier'') which is the dominant supplier of such sensor probes to CMM manufacturers. No alternative supplier for this class of electronic sensor probes, which are a key component of substantially all of the Company's lower accuracy CMMs, is currently available and developing an alternative source for the probes and heads could take more than a year. Although adequate supplies of such probes and heads for at least several months is potentially available from current inventories of the Company and its customers, any reductions or interruptions in supply or material increases in the price of electronic sensor probes purchased from the Supplier could cause the Company to suffer disruptions in the operation of its business or incur higher than expected costs, which could have a material adverse effect on the Company.

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

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL

  On April 28, 2000, Kenneth Kermes, than a newly-elected director, became President and CEO, replacing Frank Curtin, who retired. The success of the Company is dependent to a significant extent upon the continuing services of a limited number of key executives of the senior management team. Loss of the services of one or more of these senior executives could have a material adverse effect on the Company's operations and its financial condition.

IMPLEMENTATION OF COMPANY STRATEGY

  The 1999 restructuring initiatives focus on three areas: (i) eliminating unprofitable products in the CMD operation and reducing their break-even point;
(ii) closing high cost or duplicate PMI factories and outsourcing manufacturing where appropriate, and (iii) creating focused factories and eliminating overlapping products in the MS Group. Key elements of the Company's business strategy for 2000 include the start of realization of the planned benefit of the 1999 restructuring and completion of the development and market introduction of new products, which leverage off of the Company's proprietary technology and expertise and non-contact sensor technology products and focusing, through the Company's subsidiary, Brown & Sharpe Information Systems Inc. ("BSIS"), on software development to have a single metrology operating platform which will be utilized on Brown & Sharpe equipment and on equipment of other metrology manufacturers. There can be no assurances that the Company will be able to achieve its planned objectives from the 1999 restructuring or the new products under development. The foregoing Company strategy is subject, in some respects, to the above-referenced Board decision on June 27, 2000 to hire Chase Securities, Inc. to explore all strategic alternatives for the Company.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The Company's 2000 Annual Meeting of Stockholders was held on Friday, April 28, 2000. At the meeting, the stockholders voted: (1) to fix the number of directors at nine and to elect three nominees to the Board of Directors to serve for the ensuing three-year term and (2) to ratify and approve the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the year 2000.

The following is a summary of the results of matters submitted to security holders:

(1) The following persons were elected to serve as directors for three-year terms expiring in 2002 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

         Name                                   For      Withheld
----------------------                       ----------  --------

Class A Common Stock
----------------------
 Frank T. Curtin                              10,812,369   617,737
 Richard M. Donnelly                          10,812,369   617,737
 Kenneth N. Kermes                            10,812,369   617,737

Class B Common Stock
----------------------
 Frank T. Curtin                               1,367,613   945,925
 Richard M. Donnelly                           1,367,613   945,925
 Kenneth N. Kermes                             1,367,613   945,925

The following directors have terms of office which continued after the meeting:
Russell A. Boss, Roger E. Levien, John M. Nelson, Howard K Fuguet, Henry D. Sharpe, III, and J. Robert Held.

                                       For     Against    Abstain   No Vote
                                       ---     -------    -------   -------

(2) Appointment of Ernst & Young LLP
    as the Company's independent
    accountants.                     12,786,535  634,458  313,652        0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended June 30, 2000.

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

August 11, 2000

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


27.  Financial Data Schedule.