Form 10-Q
period 2000-09-30
BROWN & SHARPE MANUFACTURING CO /DE/
filed 2000-11-14
CIK 14637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


[ X ]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes    x      No
    -------      --------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 13,286,004 shares of Class A common stock, 501,881 shares of Class B common stock, par value $1 per share, outstanding as of September 30, 2000.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)


                                        For the Quarter Ended Sept. 30,    For the Nine Months Ended Sept. 30,
                                       ---------------------------------  -------------------------------------
                                                  2000             1999                2000               1999
                                           -----------      -----------         -----------        -----------

Net sales                                  $    64,266      $    72,712         $   207,371        $   236,778
Cost of sales - Notes 3 and 4                   43,293           50,878             141,316            169,061
Research and development                         3,873            2,582               9,813              7,872
Selling, general and administrative
    expenses                                    18,585           20,196              57,296             64,347
Provision for Impaired Assets of
    Electronics Division - Note 4                    -                -               7,637                  -
Refinancing Fees                                   241                -               3,506                  -
Restructuring (benefits) charges                  (766)             824              (1,238)            18,026
Impairment of partially-owned
     affiliate - Note 5                          5,687                -               5,687                  -
                                           -----------      -----------         -----------        -----------
Operating loss                                  (6,647)          (1,768)            (16,646)           (22,528)
Interest expense                                 2,489            1,911               6,903              4,947
Other (income), net                                (16)            (182)               (757)              (731)
                                           -----------      -----------         -----------        -----------
Loss before income taxes                        (9,120)          (3,497)            (22,792)           (26,744)
Income tax provision (benefit)                     411             (986)              2,106               (632)
                                           -----------      -----------         -----------        -----------

Net loss                                   $    (9,531)     $    (2,511)        $   (24,898)       $   (26,112)
                                           ===========      ===========         ===========        ===========

Net loss per common share:

Basic and diluted                          $     (0.69)     $     (0.19)        $     (1.82)       $     (1.94)
                                           ===========      ===========         ===========        ===========

Weighted average shares
    outstanding                             13,787,885       13,464,863          13,700,847         13,445,139
                                           ===========      ===========         ===========        ===========




*  The accompanying notes are an integral part of the financial statements.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars in Thousands)

                                                         Sept. 30, 2000   December 31, 1999
                                                         ---------------  ------------------
                        ASSETS                             (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                     $ 29,794            $ 36,643
 Accounts receivable, net of allowances for
  doubtful accounts of $3,917 and $4,759                         68,993              88,300
 Inventories                                                     59,853              68,310
 Prepaid expenses and other current assets                        5,853               5,553
                                                               --------            --------
   Total current assets                                         164,493             198,806
Property, plant and equipment:
 Land                                                             2,844               6,510
 Buildings and improvements                                      32,453              35,465
 Machinery and equipment                                         89,179              94,011
                                                               --------            --------
                                                                124,476             135,986
   Less-accumulated depreciation                                 85,817              88,667
                                                               --------            --------
                                                                 38,659              47,319
Goodwill, net                                                     8,665              11,145
Other assets                                                     34,131              44,907
                                                               --------            --------
                                                               $245,948            $302,177
                                                               ========            ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Notes payable to banks, including in 2000,
   $27,400 in default                                          $ 38,445            $ 41,110
 Accounts payable                                                39,466              41,916
 Accrued expenses and income taxes                               44,883              52,504
 Notes payable and current
   installments of long-term debt                                54,380              53,585
                                                               --------            --------
  Total current liabilities                                     177,174             189,115
Long-term debt                                                   10,920              15,445
Long-term liabilities                                            24,184              26,083
Commitments and contingencies                                         -                   -
SHAREOWNERS' EQUITY:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares                                         -                   -
 Common stock:
  Class A, par value $1; authorized 30,000,000
  shares; issued and outstanding 13,328,596 shares
  in 2000 and 13,010,623 shares in 1999                          13,328              13,011
  Class B, par value $1; authorized 2,000,000 shares;
  issued and outstanding 501,881 shares in 2000
  and 504,414 shares in 1999                                        502                 504
 Additional paid in capital                                     113,473             113,085
 Retained earnings (deficit)                                    (69,132)            (44,234)
 Other comprehensive (loss) income                              (24,046)            (10,377)
 Treasury stock:  42,592 shares in 2000 and
  in 1999 at cost                                                  (455)               (455)
                                                               --------            --------
   Total shareowners' equity                                     33,670              71,534
                                                               --------            --------
                                                               $245,948            $302,177
                                                               ========            ========

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                For the Nine-Months Ended Sept. 30,
                                                -----------------------------------
                                                         2000       1999
                                                       --------   --------

CASH PROVIDED BY (USED IN) OPERATIONS:
Net loss                                               $(24,898)  $(26,112)
Adjustment for Noncash Items:
 Restructuring (benefits) charges                          (472)    15,784
 Provision for impaired assets                            7,637          -
 Impairment of partially-owned affiliate                  5,687          -
 Depreciation and amortization                            8,003      8,548
 Unfunded pension                                         1,252      2,047
 Termination indemnities                                    771        303
 Other non-cash                                             141          -
Changes in Working Capital:
 Decrease in accounts receivable                         13,543      8,230
 Increase in inventories                                 (1,473)    (5,646)
 Increase in prepaid expenses and
  other current assets                                     (645)   (1,068 )
 (Decrease) increase in accounts payable and
  accrued expenses                                       (4,260)     4,144
                                                       --------   --------
  Net Cash Provided by Operations                         5,286      6,230
                                                       --------   --------

INVESTMENT TRANSACTIONS:
 Capital expenditures                                    (4,588)    (7,253)
 Sale of real estate                                      3,290          -
 Acquisition, net of cash acquired                            -     (9,241)
 Investment in other assets                                (229)    (4,044)
                                                       --------   --------
  Cash (Used in) Investment Transactions                 (1,527)   (20,538)
                                                       --------   --------

FINANCING TRANSACTIONS:
 (Decrease) increase in short-term debt                  (1,666)    28,223
 Principal payments of long-term debt                    (2,435)    (2,513)
                                                       --------   --------
  Cash (Used in) Provided by Financing Transactions      (4,101)    25,710
                                                       --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (6,507)    (4,277)
                                                       --------   --------

CASH AND CASH EQUIVALENTS:
 Decrease (increase) during the period                   (6,849)     7,125
 Beginning balance                                       36,643     12,290
                                                       --------   --------
 Ending balance                                        $ 29,794   $ 19,415
                                                       ========   ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                         $  5,404   $  2,951
                                                       ========   ========

 Taxes paid                                            $    945   $  1,144
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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Brown & Sharpe Manufacturing Company's annual report on Form 10-K for the year ended December 31, 1999.

2. In 1999, the Company incurred a net loss amounting to $42.9 million, which included restructuring charges amounting to $36.8 million. In addition to the operating loss, the Company also incurred a loss amounting to $15.9 million arising from the translation of the balance sheets of its foreign subsidiaries, which are denominated in foreign currencies. This loss was recorded as Other Comprehensive Loss and classified in shareowners' equity. The Company's net loss for the nine months of 2000 was $24.9 million and it incurred an additional $13.6 million loss arising from foreign exchange translation which also was recorded as Other Comprehensive Loss, reducing shareholders' equity at September 30, 2000 to $33.7 million.

   The 1999 operating results caused the Company to violate certain of its loan covenants with several banks who had provided the Company with a $30 million, three-year syndicated, multi-currency revolving credit facility, which had a $27.4 million balance outstanding at September 30, 2000, and with its private placement note holder who had provided $50 million of long-term financing in 1997 (collectively the "Senior Lenders"). The 1999 operating loss caused the Company to violate the debt to EBITDA ratio and debt to net worth ratio covenants, as well as certain other covenants. In November 1999, the Company's lenders granted waivers curing the financial covenant defaults incurred under its loan agreements through the end of 1999. The lending agreements were also amended at that time to add certain other covenants, including a requirement that the Company complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company was unable to complete a refinancing by January 31, 2000 and is in violation of this loan covenant. As of November 13, 2000, the refinancing has not occurred and the Company is also in default on the payment of the $27.4 million revolving credit facility. As a result of the payment default, a $1.1 million mortgage note payable by a United Kingdom subsidiary of the Company is also in default and has been classified as a current liability.

   In June 2000, the Company engaged Chase Securities Inc. to pursue various strategic alternatives, including a possible sale or merger of the Company. In addition, the Company is considering internal restructuring on its own, including the sale of one or more units or selling a minority (or majority) interest in certain non-core units that would increase the Company's cash position and improve liquidity. However, there is no guarantee that a strategic transaction will be completed or that any of the other transactions described above will be completed and will be sufficient to meet the Company's financial needs or that the Senior Lenders may not declare the bank obligations and/or the notes to be immediately due and payable and have resort to the collateral securing the Company's obligation.

  At October 31, 2000, the Company had $26.0 million of cash on hand, of which $10.8 million is not available for loans or advances to the parent company, and has been meeting its normal cash needs. In addition, management has been meeting its cash requirements in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. However, the refinancing of its capital structure in 2000, the availability of adequate liquidity throughout the year, the negotiation of acceptable loan covenants with its existing lenders, as well as any possible future lenders, and complying with the terms of its financing agreements are essential for the Company to continue as a going concern. If the Company is unable to refinance its debt with equity or subordinated debt and its negotiations with both sets of its principal lenders are not successful in resolving these issues, the Company must seek other strategic alternatives, including sale or merger of the Company. However, it is not possible to predict whether any such strategic alternative arrangements could be negotiated on satisfactory terms and what would resolve the Company's defaults under the agreements with its senior lenders and its present cash and liquidity problems.

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

3. During the first nine months of 1999, the Company recorded a restructuring charge of $26.3 million. An inventory adjustment of $8.2 million was classified in the 1999 results in cost of goods sold. The remainder of the restructuring expense was recorded as a separate component of the 1999 operating loss. In 2000, the Company recorded a $.5 million restructuring benefit that resulted from a sublease of rental property that was vacated as part of the restructuring that occurred in 1999. The Company also realized a net gain amounting to $.8 million in the quarter ended September 30, 2000, arising from the sale of real estate located in the United Kingdom that was closed as a result of the 1999 restructuring of its PMI division. In addition, in the first nine months of 2000, the Company terminated 96 employees as a result of the restructuring of one of the PMI divisions.

   The following is an analysis of the activity of the restructuring reserves from December 31, 1999 to September 30, 2000:

                                 Employee                Fixed Asset
                               Termination                   and
                                 Benefits    Inventory    Intangible    Other      Total
                               ------------  ----------  ------------  --------  ---------
     Balance
       December 31, 1999           $ 6,760     $ 9,547       $ 2,282   $ 5,092   $ 23,681
     Utilized                       (3,452)     (2,823)       (2,061)   (2,035)   (10,371)
     Benefit                             -           -             -      (472)      (472)
     Foreign exchange                 (149)       (322)         (221)     (379)    (1,071)
                                   -------     -------       -------   -------   --------
     Balance Sept. 30, 2000        $ 3,159     $ 6,402       $     -   $ 2,206   $ 11,767
                                   =======     =======       =======   =======   ========

   Cash payments amounting to $5.5 million relating to restructuring reserves were disbursed in the first nine months of 2000, and further payments amounting to approximately $2.1 million will be paid during the remainder of 2000. An additional $3.4 million will be paid in subsequent years.

4. The Board of Directors approved a plan to discontinue the operation of the Electronics Division. As a result of the study to determine the future of the Electronics Business, management concluded that the carrying value of the Electronics Division exceeded the fair value of these assets and recorded a $7.6 million charge in the second quarter of 2000 to adjust the carrying value of the impaired assets to fair value. In the quarter ended September 30, 2000, management also adjusted inventory of the Electronics Division to net realizable value and recorded a charge to cost of sales amounting to $.2 million and $.9 million in the previous quarter of 2000.

5. In the third quarter of 2000, management decided to discontinue the development of noncontact sensor technology. As a result of this decision, the Company wrote off its investment in its joint venture and certain other costs that was dedicated to the development of the noncontact technology and incurred a charge amounting to $5.7 million in the quarter ended September 30, 2000.

6. The composition of inventory is as follows:

                                           Sept. 30, 2000  Dec. 31, 1999
                                           --------------  -------------
     Parts, raw materials, and supplies           $25,572        $29,591
     Work in process                               14,337         14,274
     Finished goods                                19,944         24,445
                                                  -------        -------
                                                  $59,853        $68,310
                                                  =======        =======


7. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year.

8. The following table sets forth the computation of basic and diluted earnings per share:

                                             For the Quarter Ended Sept. 30,    For the Nine Months Ended Sept. 30,
                                            ---------------------------------  -------------------------------------
                                                       2000             1999                2000               1999
                                                    -------          -------            --------           --------

     Numerator:
        Net loss                                     (9,531)          (2,511)            (24,898)           (26,112)

     Denominator:
        Denominator for basic earnings
          per share:
            Weighted - average shares                13,788           13,465              13,701             13,445

     Effect of dilutive securities:
        Employee stock options                            -                -                   -                  -
                                                    -------          -------            --------           --------

        Denominator for diluted earnings
          per share:
            Weighted - average shares
              and assumed conversions                13,788           13,465              13,701             13,445
                                                    =======          =======            ========           ========

     Basic Loss Per Share                           $  (.69)         $  (.19)           $  (1.82)          $  (1.94)
                                                    =======          =======            ========           ========

     Diluted Loss Per Share                         $  (.69)         $  (.19)           $  (1.82)          $  (1.94)
                                                    =======          =======            ========           ========


9. Components of comprehensive income (loss) are as follows:

                                         For the Quarter Ended Sept. 30,    For the Nine Months Ended Sept. 30,
                                        ---------------------------------  -------------------------------------
                                                   2000             1999                2000               1999
                                               --------          -------            --------           --------

     Net loss                                  $ (9,531)         $(2,511)           $(24,898)          $(26,112)
     Other comprehensive loss,
       net of tax:
        Foreign currency translation
           adjustments                           (6,804)           3,711             (13,669)           (12,456)
                                               --------          -------            --------           --------

     Comprehensive loss                        $(16,335)         $(1,200)           $(38,567)          $(38,568)
                                               ========          =======            ========           ========


  Accumulated other comprehensive (loss) income, net of related tax, at September 30, 2000 and December 31, 1999 is composed of foreign currency translation adjustments amounting to a loss of $24.0 million and $10.4 million, respectively.

10. Contingencies

  The Company is a defendant in a variety of legal claims that arise in the normal course of business. Based upon the information presently available to Management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

11. Financial Information by Business Segment

  Segment Information. The Company operates exclusively in the Metrology Business and conducts its business through the Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), Brown & Sharpe Information Systems ("BSIS") and Electronics Division ("ED"). In the third quarter of 2000, Custom Metrology Division ("CM") has been combined with MS. All information relating to CM has been combined with that of the Measuring System Group.

                                             Three Months Ended Sept. 30, 2000
                                     --------------------------------------------------
                                        MS        PMI       BSIS       ED      TOTALS
                                     ---------  --------  --------  --------  ---------

Revenues from
 external customers                   $48,181   $15,893   $     -   $   192    $64,266
Intersegment revenues                       6        11     1,500         -      1,517
Restructuring benefit                       -       766         -         -        766
Segment profit (loss)                  (6,980)    1,688    (2,362)   (1,307)    (8,961)


                                             Three Months Ended Sept. 30, 1999
                                     -------------------------------------------------
                                        MS        PMI      BSIS       ED       TOTALS
                                     --------   -------   -------   -------   --------

Revenues from
 external customers                   $56,035   $15,698   $     -   $   979    $72,712
Intersegment revenues                      36        55         -         -         91
Restructuring provision                   399       659         -         -      1,058
Segment profit (loss)                   1,176      (970)   (1,471)   (1,034)    (2,299)



                                             Nine Months Ended Sept. 30, 2000
                                    ---------------------------------------------------
                                       MS        PMI       BSIS       ED       TOTALS
                                    ---------  --------  --------  ---------  ---------

Revenues from
 external customers                 $153,120   $54,036   $     -   $    215   $207,371
Intersegment revenues                     16        44     4,500          -      4,560
Restructuring benefit                    472       766         -          -      1,238
Segment profit (loss)                 (5,666)    4,661    (7,062)   (17,839)   (25,906)

                                             Nine Months Ended Sept. 30, 1999
                                    --------------------------------------------------
                                       MS        PMI      BSIS        ED       TOTALS
                                    --------   -------   -------   --------   --------

Revenues from
 external customers                 $177,781   $58,018   $     -   $    979   $236,778
Intersegment revenues                    152       274         -          -        426
Restructuring provision              (16,890)   (6,898)        -          -    (23,788)
Segment profit (loss)                (11,276)   (5,987)   (3,613)    (1,034)   (21,910)

     A reconciliation of combined segment revenues to consolidated revenues and operating profit to consolidated profit or loss before income taxes is as follows for the MS, PMI, BSIS and ED segments:

                                       Three Months Ended Sept. 30,
                                      -------------------------------
                                              2000        1999
                                          --------    --------
Total revenues for reportable segment     $ 65,783    $ 72,803
Elimination of intersegment revenues        (1,517)        (91)
                                          --------    --------
  Total Consolidated Revenues             $ 64,266    $ 72,712
                                          ========    ========

Total loss for reportable segments        $ (8,961)   $ (2,299)
Unallocated amounts:
 Interest income                               442          45
 Corporate allocations over (under)           (136)     (1,275)
 Other income (expense)                       (465)         32
                                          --------    --------
  Loss Before Income Taxes                $ (9,120)   $ (3,497)
                                          ========    ========

                                          Nine Months Ended Sept 30,
                                      -------------------------------
                                              2000        1999
                                          --------    --------

Total revenues for reportable segment     $211,931    $237,204
Elimination of intersegment revenues        (4,560)       (426)
                                          --------    --------
  Total Consolidated Revenues             $207,371    $236,778
                                          ========    ========

Total loss for reportable segments        $(25,906)   $(21,910)
Corporate restructuring charges                  -       2,484
Unallocated amounts:
 Interest income                             1,014         168
 Corporate allocations over (under)          3,100      (2,394)
 Other income (expense)                     (1,000)       (144)
                                          --------    --------
  Loss Before Income Taxes                $(22,792)   $(26,744)
                                          ========    ========

12. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), SECOND AMENDMENT, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101B delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Management believes that it is possible that the implementation of SAB 101 will have a material impact on the cumulative effect adjustment arising from the adoption of the new accounting guidance. However, management is presently unable to make a precise calculation until it is able to analyze the recently issued guidance that interprets the requirements of SAB 101. The Company will adopt SAB 101 pursuant to SAB 101B as required in the fourth quarter of 2000 after it has completed its review of the effect of the new pronouncement.

13. Certain amounts reported in 1999 have been reclassified to conform with the 2000 presentation.

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------


RESULTS OF OPERATIONS
(Quarter Ended September 30, 2000 compared to Quarter Ended September 30, 1999)

Sales
Sales for the third quarter of 2000 were $64.3 million compared with third quarter sales in 1999 of $72.7 million, which is 11.6% below the 1999 level. Third quarter sales for 2000 would have been $4.5 million higher than reported in 2000, if foreign denominated sales had been translated at 1999 foreign exchange rates. The reduced U.S. Dollar value of 2000 foreign sales, which results from translating the 2000 foreign denominated sales using lower exchange rates, is due to the continued strength of the U.S. dollar. When 2000 third quarter sales are translated at the third quarter of 1999 exchange rates, 2000 sales amount to $68.8 million, a $3.9 million decrease over 1999. Beginning in the third quarter of 2000, the Custom Metrology Division ("CM"), which previously had operated as a separate division, was combined with the Measuring Systems Division ("MS"). All discussion relating to the results of MS includes the results of CM. For comparability purposes, prior period information has been restated to reflect the results of the combined divisions. The $3.9 million sales decrease noted above was caused primarily by a $4.5 million sales decrease from the MS division and $.8 million from the Electronics Division ("ED") whose operations were discontinued in the second quarter of 2000. The aggregate $5.3 million decrease was offset by a $1.4 million sales increase in the Precision Measuring Instruments ("PMI").

The $4.5 million decrease in MS sales was primarily due to a decrease of $5.0 million of aftermarket revenues offset by a $.5 million increase of machine sales in which sales of smaller CMM's increased slightly over 1999 levels while sales of larger more-fully configured machines decreased. Sales for PMI were up $1.4 million primarily due to increased sales in the Asian markets.

Restructuring
The following is an analysis of the restructuring reserves from December 31, 1999 to September 30, 2000:

                                Employee                Fixed Asset
                              Termination                   and
                                Benefits    Inventory    Intangible    Other      Total
                              ------------  ----------  ------------  --------  ---------

Balance December 31, 1999         $ 6,760     $ 9,547       $ 2,282   $ 5,092   $ 23,681
Utilized                           (3,452)     (2,823)       (2,061)   (2,035)   (10,371)
Benefit                                 -           -             -      (472)      (472)
Foreign exchange                     (149)       (322)         (221)     (379)    (1,071)
                                  -------     -------       -------   -------   --------
Balance September 30, 2000        $ 3,159     $ 6,402       $     -   $ 2,206   $ 11,767
                                  =======     =======       =======   =======   ========

Cash payments, including payments to 96 employees whose services were terminated in the first nine months of 2000, amounting to $5.5 million relating to restructuring reserves recognized in 1999 were disbursed in the first nine months of 2000. Further payments amounting to approximately $2.1 million will be paid during the remainder of 2000, and an additional $3.3 million will be paid in subsequent years.

Earnings

The Company's net loss for the third quarter of 2000 was $9.5 million. The third quarter net loss includes $5.7 million in charges relating to the writeoff of a joint venture and certain other costs dedicated to the development of non-contact sensor technology, as well as $.2 million of fees related to the due diligence process with certain private equity investors and an $.8 million gain arising from the sale of real estate used by its restructured PMI Division located in the United Kingdom. Excluding the effect of the write-offs and gain on sale of real estate, the third quarter loss would have been $4.4 million. The Company's net loss for the third quarter of 1999 was $2.5 million which included restructuring expenses of $1.0 million, net of taxes. Excluding the effect of the restructuring expenses, the third quarter of 1999 would have realized a net loss of $1.5 million.

The Company had an operating loss in the third quarter of 2000 of $6.6 million, which included the $5.7 million of nonrecurring expenses discussed above. The Company had an operating loss of $1.8 million in the third quarter of 1999, which included $1.1 million of restructuring expenses. Excluding the effect of the nonrecurring expenses and restructuring charges in the respective periods, operating profit in 2000 is $.5 million lower than the same period in 1999. The gross margin for the third quarter of 2000 was $21 million, which is 32.7% of sales. The gross margin for the third quarter of 1999 was $21.8 million, which included $.2 million of the $1.1 million restructuring expenses. When the $.2 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $22.0 million or 30.3%. The reduced adjusted gross margin in 2000 was primarily due to $.5 million and $1 million decreases for MS and ED, respectively, offset by a $2 million improvement for PMI after adjusting for the effects of foreign translation. The reduced margins for MS and ED were due to lower sales volume, while improvement for PMI was due to greater efficiencies arising from the benefits of the 1999 restructurings.

Selling, general and administrative expenses ("SG&A") for the third quarter of 2000 were 28.9% of sales as compared to 27.8% for the comparable period in 1999. SG&A expenses for the third quarter of 2000 are $1.6 million less than the third quarter of 1999. SG&A expenses for the third quarter of 2000 translated at the third quarter of 1999 exchange rates were $.8 million less than the third quarter of 1999. Most of the decrease comes from reduced payroll and payroll related costs, which is attributed to restructuring activities implemented in 1999.

Interest expense in 2000 was $.6 million higher than 1999 due to increased average borrowings and higher interest in 2000 resulting from the Company's adverse financial situation.

Results in the third quarter of 2000 included a $.4 million tax provision as compared to a $1.0 million benefit in the third quarter of 1999. The higher tax provision in 2000 results from expected higher taxable income in certain jurisdictions that would not be offset by tax benefits in other jurisdictions.

                    (Nine Months Ended September 30, 2000
               Compared to Nine Months Ended September 30, 1999)
Sales

Sales for the first nine months of 2000 were $207.4 million compared with first nine month sales in 1999 of $236.8 million, which is 12.4% below the 1999 level. First nine months sales for 2000 would have been $11.1 million higher than reported in 2000, if foreign denominated sales had been translated at 1999 foreign exchange rates. The reduced U.S. dollar value of 2000 foreign sales, which results from translating the 2000 foreign denominator sales using lower exchange rates, is due to the continued strength of the U.S. dollar. When 2000 first nine-month sales are translated at the first nine months of 1999 exchange rates, 2000 sales amount to $218.5 million, a $18.3 million decrease over 1999. The $18.3 million sales decrease was caused by a $16.7 million decrease for MS and an $.8 million decrease for both PMI and ED.

The $16.7 million decrease in MS sales was primarily due to a decrease of $13.2 million of aftermarket revenues, as well as a $3.5 million decrease in machine sales in which a $7.6 million decrease in sales of larger more-fully configured CMM's was offset by a $3.9 million increase in sales of smaller CMM's.

Sales for PMI were down due to restructuring in the United Kingdom and France offset in part, by increased sales in the Japan markets. Sales for ED were down because the operations were discontinued in the second quarter of 2000.

Earnings

The Company's net loss for the first nine months of 2000 were $24.9 million. The net loss includes nonrecurring charges of $16.7 million, net $1.2 million in restructuring benefits arising from the sale of real estate described above, and a sublease entered into earlier in the year, relating to rental property that was vacated as part of the restructuring that occured in 1999 and investment write-offs including a $1.1 million writedown of inventory classified in cost of sales, amounting to $8.9 million for its ED, which will be disposed of later in 2000. The nonrecurring charges also include a $5.6 million writeoff of certain costs and an investment in a joint venture relating to the development of non-contact sensor technology, which was discussed above, a $7.6 million provision for impaired assets of its ED recorded in the second quarter of 2000 and $3.5 million of fees relating to refinancing activities occurring throughout 2000. Excluding the effect of the one time write-offs and benefits, the first nine-months of 2000 loss would have been $8.2 million.

The Company's net loss for the first nine months of 1999 was $26.1 million. The first nine months net loss includes restructuring expenses of $25.8 million, net of taxes. Excluding the effect of the restructuring expenses, the first nine months of 1999 would have realized $.3 million of net loss.

The Company had an operating loss of $16.6 million in the first nine months of 2000. The operating loss includes $16.7 million of nonrecurring charges discussed above. Excluding the effect of the nonrecurring charges, first nine months 2000 operating loss would have been $.1 million. The Company had an operating loss of $22.5 million in the first nine months of 1999, which included $26.3 million of restructuring expenses. Excluding the effect of the restructuring charge, first nine months operating profit would have been $3.8 million. The gross margin for the first nine months of 2000 was $66.1 million, which included $1.1 million of the ED nonrecurring charges discussed above. Excluding the effect of this charge in cost of goods sold, the 2000 gross margin would be $67.2 million, which is 32.4% of 2000 sales. The gross margin for the first nine months of 1999 was $67.7 million, which included $8.2 million of the $26.3 million restructuring expenses. When the $8.2 million inventory adjustment is excluded from cost of goods sold, the 1999 gross margin is $75.9 million which is 32.1% of 1999 sales. The $8.8 decrease in gross margin is due to lower margins in MS and ED of $9.4 million and $.6 million, respectively, offset, in part, by increased margins in PMI of $1.3 million. The decreased gross profit in MS is due to unfavorable absorption and reduced margins in aftermarket services. The decrease in gross margin in ED is due to the discontinuation of this line of business. PMI's gross margin is up due to the benefits of the restructuring implemented in 1999.

Selling, general and administrative expenses ("SG&A") were 27.6% of sales as compared to 27.2% for the comparable period in 1999. SG&A expenses for the first nine months of 2000 are $7.0 million lower than the first nine months of 1999. If 1999 foreign exchange rates had been used to translate SG&A expenses for the first nine months of 2000, 2000 SG&A expenses would have been $5.2 million lower than the same period for 1999. The first nine months of 2000 include approximately $2.2 million of expenses incurred by the Electronics Division and Brown & Sharpe/Qianshao, which were acquired in 1999 and not included in the entire nine months of 1999 results. Adjusting for the effect of foreign translation and the two previously mentioned acquisitions, 2000 SG&A decreased approximately $7.4 million. Approximately $4.8 million of the decrease comes from reduced payroll and payroll related costs, which is attributed to restructuring activities implemented in 1999. Another $2.6 million of the decrease relates to consulting fees relating to the installation of information systems and software developing costs in 1999 that were not incurred in 2000.

As discussed above, interest expense in 2000 was $2 million higher than 1999 due to increased average borrowing and higher interest rates in 2000 resulting from the Company's adverse financial situation.

Results for the first nine months of 2000 include a tax provision of $2.1 million as compared to $.6 million benefit in the comparable period of 1999. The higher tax provision in 2000 results from higher taxable income in certain jurisdictions that could not be offset by tax benefits in other jurisdictions.

Liquidity and Capital Resources

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007 and because of the nonpayment default discussed below, a $1.1 million mortgage note on property located in the United Kingdom which are classified as current liabilities, as well as under other long-term debt amounting to $14.3 million. The Company also has a $30 million three-year syndicated multi-currency revolving Credit Agreement with four banks, which has a maturity and termination date of November 10, 2000. At October 31, 2000, only $27.4 million is available of the $30 million under the line of credit. 65% of the shares of certain of the Company's foreign subsidiaries are pledged as security for the lenders under the $50 million private placement and the $30 million line of credit (collectively the "Senior Lenders"). In addition to the $30 million revolving Credit Agreement, the Company has $17.5 million in lines of credit with various banks located outside of the United States. At September 30, 2000, the Company had borrowed $27.4 million and $11.0 million under the revolving Credit Agreement and foreign lines of credit, respectively. During 1999, the Company breached certain financial covenants relating to the debt to EBITDA ratio, debt to net worth and the interest coverage ratios. The Company's Senior Lenders granted waivers curing the financial covenant defaults incurred under the Company's note and revolving credit agreements through the end of 1999. In addition, in November 1999, borrowing rates under these senior lending agreements with its Senior Lenders were increased, and these lending agreements were amended to add covenants requiring the Company to grant the Senior Lenders a security interest in its U.S. assets and to complete a refinancing acceptable to the lenders by January 31, 2000; as of November 13, 2000, this refinancing had not occurred.

Thus, as previously reported, since the summer of 1999, there has been an Event of Default under its Revolving Credit Agreement with its banks, and the Company has not been permitted to borrow any additional amount under the Revolving Credit Agreement since that date. The maturity date of the revolving credit agreement was November 10, 2000 and since the loan was not paid on that date, there is now an additional Event of Default. Also, as previously reported, since the summer of 1999, there has been an Event of Default under its privately placed senior note agreements. The non-payment of the line of credit bank loan constitutes an additional Event of Default under the note agreements. As has been the case since the summer of 1999 with the prior and continuing Event of Default under the note agreements, the noteholders may at any time declare the notes to be immediately due and payable and may have resort to collateral securing the Company's obligations to the noteholders under the note agreements and related collateral agreements.

In June 2000, the Company engaged Chase Securities Inc. to pursue various strategic alternatives, including a possible sale or merger of the Company. This decision described in a June 2000 press release was made by the Board of Directors following the termination of the due diligence process that the Company had recently been engaged in with private equity investors that had been considering making a substantial equity investment in the Company. In addition, the Company is considering internal restructuring on its own, including the sale of one or more units or selling a minority (or majority) interest in certain non-core units that would increase the Company's cash position and improve liquidity. However, there is no guarantee that a strategic transaction will be completed or that any of the other transactions described above will be completed and will be sufficient to meet the Company's financial needs or that the Senior Lenders may not declare the bank obligations and/or the notes to be immediately due and payable and have resort to the collateral securing the Company's obligation.

At October 31, 2000, the Company had $26 million of cash on hand and has been meeting its normal cash needs. Included in the $26 million of cash at October 31, 2000, is $3.6 million of cash of its 60% owned subsidiary, Qingdao Brown & Sharpe Qianshao Technology Company Limited, PRC, and 75% owned subsidiary, Quingdao Brown & Sharpe Qianshao Trading Company Limited, PRC, which are located in the People's Republic of China. Cash balances in China are subject to currency exchange controls which limit the China's subsidiaries' ability to make loans and advances to the Company. In addition, three of the Company's wholly-owned European subsidiaries with cash balances amounting to $7.2 million at October 31, 2000, have borrowings with local banks which restrict payments of loans or advances to the Company by the subsidiaries. In addition, as a practical matter, the business realities of the Company's operations through subsidiaries in foreign countries, with credit lines of such subsidiaries from foreign banks, restrict the ability of the Company to make long-term transfers of cash in foreign countries into the United States. The Company is, as a result of 1999 amendments to its agreements with the Senior Lenders, prohibited from further borrowing by the Company or its subsidiaries under its foreign credit lines. Until the financial covenants have been reset and the defaults cured or waived, the Company has classified the $50 million Senior Note obligation, as well as its $1.1 million mortgage in the United Kingdom as a current liability. During this period of discussion with its lenders, the Company is instituting additional cash management procedures. If the Company's negotiations with the party or parties who might provide either additional capital or other sources of financing (as to which no such transactions are pending as of November 13, 2000) or who might purchase one or more units of the Company for cash or enter into a larger sale or merger transaction pursuant to the Board's decision described in the Company's June 2000 press release are not successful, and if parallel negotiations with its present set of lenders under the senior Note Agreement and lenders under the Revolving Credit Agreement are not successful with respect to the timely issuance of the new financing and resetting the financial covenants under the various applicable loan documents and extending the maturity of the Revolving Credit Agreement, the Company must seek other strategic alternatives, including sale or merger of the Company. However it is not possible to predict whether any such strategic alternatives could be negotiated on satisfactory terms and what would resolve the Company's defaults under the agreements with its Senior Lenders and its present cash and liquidity problems.

Cash Flow

Net cash provided by operations in the first nine months of 2000 and 1999, are $5.3 million and $6.2 million, respectively. For the nine months ended September 30, 2000, the net loss of $24.9 million was decreased by depreciation and other non-cash items of $23.0 million, including $13.3 million for impaired assets and restructuring benefits of $.5 million. Cash flows in 2000 were further increased $7.2 million by a reduction in working capital. For the nine months ended September 30, 1999, net loss of $26.1 million was decreased by depreciation and other non-cash items of $26.7 million, including restructuring charges amounting to $15.8 million, and further decreased by reduction in working capital of $5.6 million.

Net cash used in investment transactions was $1.5 million and $20.5 million in 2000 and 1999, respectively. Capital expenditures in 2000 and 1999 amounted to $4.6 million and $7.3 million, respectively, as the Company curtailed spending and investment in the first nine months of 2000. During 2000, the Company sold real estate in the United Kingdom previously used by its restructured PMI Division for cash amounting to $3.3 million. In 1999, the Company invested in acquisitions amounting to $9.2 million. In 1999, it also provided an additional $1.5 million to its equity investee; invested $.9 million in marketable securities to fund a defined benefit plan; and invested $1.7 million in internally developed software costs.

Cash used in financing transactions was $4.1 million during the nine months of 2000 compared to cash provided by financing transactions of $25.7 million in the same period in 1999. Financing transactions during 2000 consisted of principal payments of long-term debt and short-term debt $2.4 million and payments of $1.7 million of short-term debt. Financing transactions during the same period in 1999 consisted of an increase of $28.2 million in short-term borrowings offset by $2.5 million of principal payments of long-term debt.

Working Capital

Working capital decreased from $9.7 million at December 31, 1999 to a negative
working capital of $12.7 million at September 30, 2000.   When December 31, 1999
foreign exchange rates are used to translate the September 30, 2000 balance sheet, working capital decreased to a negative $5.3 million. After using the December 31, 1999 foreign exchange rates to translate the September 30, 2000 balance sheet, cash and accounts receivable decreased $4.8 million and $14.1 million, respectively, and accounts payable and accrued expenses decreased $4.4 million, which accounts for the most significant part of adjusted working capital decrease of $14.9 million. In addition, $2.5 million of inventory at December 31, 1999, that was acquired as a result of the purchase of the Electronics Division, was adjusted to reflect the fair value of the inventory at the acquisition date and was offset by various other changes in working capital.

Product Design and Manufacturing Engineering

The Company invested $13.2 million, or 6.4% of sales, and $10.6 million, or 4.5% of sales, respectively, for product design and manufacturing engineering for the first nine months of 2000 and 1999. Most of the 2000 increase resulted from the Company's investment in Global measuring machines.

                                  RISK FACTORS
Indebtedness and Liquidity

  As set forth in "Management's Discussion & Analysis - Liquidity and Capital Resources," during 1999 and continuing in 2000, the Company breached certain financial ratio covenants. The Company received waivers curing the defaults through the end of 1999; however, due to its inability to complete a financing transaction, including the sale of equity (or possibly subordinated debt with warrants) the Company, as of November 13, 2000, continues to be in violation of financial ratio covenants in its note and loan agreements with its Senior Lenders and is in default on its payment of its $27.4 million line of credit under its Revolving Credit Agreement at November 13, 2000. There can be no assurance the Company will be able to complete a financing transaction which will remedy the present default situation, extend the maturity of its obligations under the revolving credit, and remedy the Company's existing indebtedness and liquidity problem, acceptable to the Senior Lenders, or will be able to negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Credit Agreement (and an extension thereof) with its revolving credit lenders. The Company expects that the terms of any such financing transaction will call for issuance of equity securities in a private placement (more likely) or possibly subordinated debt with warrants to purchase shares of common stock of the Company. If the Company is unable to complete such a financing transaction in a satisfactory amount (and no such transaction is now under consideration) and if its parallel negotiations with both sets of its present Senior Lenders are not successful in resolving these issues under the Note Agreement and the Revolving Credit Agreement, the Company must seek some form of strategic transaction alternative including possible sale or merger of the Company. However, it is also not possible to predict whether any such strategic alternative arrangements could be negotiated on satisfactory terms sufficient to resolve the Company's defaults under the agreements with its Senior Lenders and its present indebtedness and liquidity problem. For additional details, see "Management's Discussion & Analysis - Liquidity and Capital Resources" and Note 2 of the Financial Statements for the nine-month period ended September 30, 2000, and Risk Factors - Recent History of Losses. See Item 3 of Part II of this Report.

RECENT HISTORY OF LOSSES

  The Company reported a 11.6% decrease in revenue for the third quarter of 2000 as compared to the third quarter of 1999. Net losses for the third quarter of 2000 and 1999, respectively, were $9.5 million and $2.5 million. For the first nine months of 2000, the Company reported a 12.4% decrease in revenue as compared to the first nine months of 1999. The net loss for the first nine months of 2000 was $24.9 million as compared with a net loss of $26.1 million for the first nine months of 1999.

  The Company's revenue decreased 4.6% during fiscal year 1999 as compared to fiscal year 1998. The net loss in 1999 was $42.9 million. Continued negative operating results could adversely impact the Company's relationships with customers, vendors and employees, as well as its liquidity, its ability to return to compliance with respect to the financial ratio covenants in its Senior Note and Revolving Credit Agreement, its extension of the revolving Credit Agreement, and its continued listing on the NYSE. The Company received a report from its independent auditors for the year ended December 31, 1999, containing an explanatory paragraph stating that the Company's operating loss and non-compliance with certain covenants of loan agreements (see "Risk Factors-- Indebtedness and Liquidity") raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to continue as a going concern relies heavily on its ability to raise additional equity financing or, alternatively, on its ability to sell one or more operating units (with retention of some of the net proceeds of such sale or sales), or, subsequent to the Board's decision in June 2000 to hire Chase Securities, Inc. to explore all strategic alternatives for the Company to consummate a larger sales transaction, possibly involving merger or sale of the entire Company. However, there can be no guarantee that any of such refinancing transactions or such strategic transactions will occur, or if they occur that the financial benefits from such transaction will be sufficient in scope to meet the Company's liquidity and other financial needs.

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

FOREIGN OPERATIONS

  As of September 30, 2000, approximately 66% (based on book values) of the Company's assets, 55% of the Company's sales (based on customer location) and 66% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and other business factors in foreign countries that may restrict the Company's ability to transfer cash from one foreign country to another or the United States and social (labor) programs.

  In addition, the wide-spread geographic locations of the Company's facilities and operations make it more difficult for the Company to coordinate its financial and operating reporting and oversee its operations and employees. While the Company believes it has satisfactory financial and operational reporting and oversight for its present business, additional system revisions may be needed if the Company should experience a further increase in the number of foreign facilities.

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

TECHNOLOGY

  As the size of some components measured by metrology products decreases and the required speed and precision of such measurements increases, the Company's products may become obsolete unless the Company develops more sophisticated software and metrology systems. Although the Company's strategy is to focus research and development in the area of software development, there can be no assurance that the Company will be successful in competing against new technologies or competitors, some of whom may not now participate in the metrology industry.

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL

  On April 28, 2000, Kenneth Kermes, then a newly-elected director, became President and CEO, replacing Frank Curtin, who retired. The success of the Company is dependent to a significant extent upon the continuing services of a limited number of key executives of the senior management team. Loss of the services of one or more of these senior executives could have a material adverse effect on the Company's operations and its financial condition.

IMPLEMENTATION OF COMPANY STRATEGY

  The 1999 restructuring initiatives focus on two areas: (i) closing high cost or duplicate PMI factories and outsourcing manufacturing where appropriate, and
(ii) creating focused factories and eliminating overlapping products in the MS Group. Key elements of the Company's business strategy for 2000 include the start of realization of the planned benefit of the 1999 restructuring and focusing, through the Company's subsidiary, Brown & Sharpe Information Systems Inc. ("BSIS"), on software development to have a single metrology operating platform which will be utilized on Brown & Sharpe equipment and on equipment of other metrology manufacturers. There can be no assurances that the Company will be able to achieve its planned objectives from the 1999 restructuring or the new software products under development.

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

  Some of the Company's current business operating software is not Euro compliant. One of the operating companies has installed a software patch which will make the software Euro compliant. The installation is currently being tested for compliance. Another operation has purchased operating software which is Euro compliant. The Company believes it will be completely Euro compliant by the mandatory conversion date.

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 3.  DEFAULT ON DEBT

Since the summer of 1999, certain financial ratio covenants also have been violated default and the Company has not been permitted to borrow any additional amount under the revolving credit agreement since that date. The maturity date of the revolving credit agreement was November 10, 2000 and since the loan was not paid on that date, there is now an additional Event of Default. As has been the case since the summer of 1999 with the prior and continuing Event of Default, the banks may, at any time, declare the loan to be immediately due and payable and may have resort to the collateral securing the obligations to the banks under the bank agreement and related collateral agreements. Also, as previously reported, since the summer of 1999, there has been an Event of Default thereunder under its privately placed note agreement. The non-payment of the line of credit bank loan constitutes an additional Event of Default under the note agreements. As has been the case since the summer of 1999 with the prior and continuing Event of Default under the note agreements, the noteholders may at any time declare the notes to be immediately due and payable and may have resort to collateral securing the Company's obligations to the noteholders under the note agreements and related collateral agreements.

Additional details are contained in Footnote 2 to the Financial Statements and in "Management's Discussion and Analysis, Liquidity and Capital Resources" each as set forth in Part I of the Report and hereby incorporated by reference.


Item 4.  NONE


Item 5.  NONE


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A. See Exhibit Index annexed.

  B. No Form 8-K was filed during the quarter ended September 30, 2000.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BROWN & SHARPE MANUFACTURING COMPANY


                                By:  /s/ Andrew C. Genor
                                     ----------------------------------------
                                     Andrew C. Genor
                                     Chief Financial Officer
                                     (Principal Financial Officer)

November 13, 2000

                      BROWN & SHARPE MANUFACTURING COMPANY
                      ------------------------------------

                                 EXHIBIT INDEX
                                 -------------


27.  Financial Data Schedule.