Form 10-K405
period 2000-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 2001-04-02
CIK 14637

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                      PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2000  Commission file number 1-5881

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

                    CLASS B COMMON STOCK - PAR VALUE $1.00

                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $68,000,000 as of March 1, 2001.

There were 13,287,516 Shares of Class A Common Stock and 501,369 Shares of Class B Common Stock, each having a par value of $1.00 per share, outstanding as of March 1, 2001.

                     BROWN & SHARPE MANUFACTURING COMPANY

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I

Item 1    Business...................................................................................   3 - 14
     General.........................................................................................    3 - 4
     Repositioning Initiatives.......................................................................    4 - 5
     Proposed Sale of Substantially All Assets of the Company .......................................        5
     Business Strategy...............................................................................    5 - 6
     Metrology Industry..............................................................................    7 - 9
     MS Division.....................................................................................        9
     PMI Division....................................................................................   9 - 10
     BSIS Division...................................................................................       10
     Sales and Distribution..........................................................................       10
     Engineering and Product Development.............................................................       11
     Foreign Operations..............................................................................       11
     Raw Materials and Sources of Supply.............................................................       11
     Patents, Licenses, Trademarks, and Proprietary Information......................................  11 - 12
     Environmental Matters...........................................................................       12
     Employees.......................................................................................       12
     Competition.....................................................................................       13
     Backlog.........................................................................................       13
     Significant Customers...........................................................................       13
     Working Capital.................................................................................       13
     Segment Information.............................................................................       14
Item 2    Properties.................................................................................  15 - 16
Item 3    Legal Proceedings..........................................................................       16

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters.......................       17
Item 6    Selected Financial Data....................................................................  18 - 19
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................................  19 - 30
Item 7A   Qualitative and Quantitative Disclosures About Market Risk.................................       31
Item 8    Financial Statements and Supplementary Data................................................  31 - 59
Item 9    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.......................................................................       60

PART III

Item 10   Directors and Executive Officers of the Registrant.........................................  60 - 62
Item 11   Management Remuneration and Transactions...................................................       63
Item 12   Security Ownership of Certain Beneficial Owners and Management.............................  63 - 67
Item 13   Certain Relationships and Related Transactions.............................................       68

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       68
Signatures...........................................................................................       69
Financial Statement Schedules........................................................................       57
Exhibit Index........................................................................................  70 - 76

ITEM 1 - BUSINESS
-----------------

                          THE BUSINESS OF THE COMPANY


General

   Since the summer of 1999, there has been an Event of Default under the Company's Revolving Credit Agreement with its banks, and the Company has not been permitted to borrow any additional amount under the Revolving Credit Agreement since that date. Also, as previously reported, since the summer of 1999, there has been an Event of Default under the Company's privately placed senior note agreements. As has been the case, since the summer of 1999 with the prior and continuing Event of Default under the note agreements, the noteholders may at any time declare the notes to be immediately due and payable and may resort to collateral securing the Company's obligations to the noteholders under the note agreements and related collateral agreements.

   As a result of the Company's unfavorable financial condition and after investigating alternative financial strategies, the Company entered into agreements to sell substantially all assets of the Company, subject to approval by its stockholders, including:

   . the sale under the Acquisition Agreement for cash to Hexagon AB ("Hexagon"), a Swedish corporation, in Stockholm, Sweden, of substantially all of the business assets of the Company and assumption by Hexagon of substantially all of the Company's liabilities (the "Metrology Business").

   . the sale for cash of the Company's North Kingstown facility to the buyer under the North Kingstown Sales Agreement.

   In addition, management plans to sell, at a later date, the Company's real estate (Gravel Pit) adjacent to Heathrow Airport in the United Kingdom. The Company plans to make a series of cash distributions to its stockholders upon completion of the sale of the Metrology Business; North Kingstown Facility; and Gravel Pit. The Company will continue to operate its software development business, Brown & Sharpe Information Systems, which is described below.

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

   The Company's operations are conducted through three management units:
Measuring Systems (which includes the former Custom Metrology Division), the Precision Measuring Instruments and Brown & Sharpe Information Systems.

   . The Measuring Systems Division ("MS Division" or "MSD"), which accounted for approximately 74% of the Company's sales in 2000, manufactures and markets a wide range of manual and computer-controlled, high precision Coordinate Measuring Machines ("CMM") including "in-process" measuring systems under the Brown & Sharpe, Brown & Sharpe--Wetzlar and Brown & Sharpe--DEA brand names. Incorporated in the MS Division is Aftermarket Services which offers its customers services such as: software, parts, technical support, upgrade and rebuilds, training and contract inspection. The Company estimates that it has an installed base of over 25,000 CMMs worldwide. In the third quarter of 2000, Custom Metrology Division ("CMD"), which previously was operated as a separate division, was included in the MS Division. As a result, the MS Division also produces non-contact "profile" machines for the measurement of shafts and round components.

   . The Precision Measuring Instruments ("PMI") Division, which accounted for approximately 26% of the Company's sales in 2000, manufactures a wide range of mechanical and electronic measuring and inspection tools (including height gauges, calipers, dial indicators, and micrometers) which are marketed under the Brown & Sharpe, Tesa, Etalon, Interapid, Standard Gage, Mauser, Mercer, and Roch brand names through more than 450 distributors and catalog houses worldwide.

   . Brown & Sharpe Information Systems ("BSIS"), is an early software development business focused on the commercialization and introduction of measuring software. BSIS did not have any revenues in 2000. In the event that the Company closes the sale to Hexagon under the Acquisition Agreement, BSIS will be the only active operation of the Company.


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

   . Strategic Metrology Acquisitions. Strategic acquisitions which enabled the Company to increase greatly the breadth of its metrology product offering and the strength of its distribution system. These acquisitions include the 1994 acquisition of DEA's metrology business headquartered in Italy. During 1997, the Company acquired the remaining 50% of its equity investee ASI, which developed measurement software and provided training and services and other aftermarket support to manufacturing industries and is now a significant part of MS' aftermarket business. In 1999, the Company acquired a 60% interest in QI Tech (subsequently named Brown & Sharpe/Qianshao located in the People's Republic of China). The latter investment was entered into in order to expand the Company's presence in the Asian market.

   . Rationalization and Consolidation of Operations. Lowering the Company's overhead cost structure by reducing duplicative functions and associated headcount and by consolidating and rationalizing the Company's manufacturing facilities and operations, which enabled the Company to increase productivity and efficiency, including the consolidation of all of the PMI's manufacturing sites into one location in Renens, Switzerland. In 1999, the Company implemented a reorganization plan in which it implemented a "Focused Factories" strategy for MS which consolidated production of specific CMM products to a single manufacturing location. In 1999, the Company also reorganized CMD to focus on non-contact products such as "Profile" machines and, in 2000, by including CMD in the MSD.

   . During the second quarter of 2000, the Board approved the decision to sell the stock or assets of the Company's Electronics Division. The Electronics Division consisted of Brown & Sharpe Surface Inspection Systems, a business which was acquired in 1999, and produced metrology tools for electronics component manufacturers that focused on the detection and classification of micron level defects on a variety of surfaces. The Company has discontinued the Electronics Division primarily because the market for its products did not materialize and because of the cash needs of its operations. The Electronics Division assets are an Excluded Asset under the Acquisition Agreement with Hexagon. The Company is selling the assets of the Electronics

      Division under an agreement reached on February 13, 2001. This agreement calls for the Company to receive cash consideration of approximately $2,000,000, before minority interest and post-closing adjustments. In the third quarter of 2000, the Company decided to discontinue the development of non-contact sensor technology and stopped the funding, as one of the owners of a 50/50 joint venture formed in 1999 with Metroptic Technology in Israel, of projects for the development of new non-contact metrology technology. The decision to stop funding of the joint venture was made primarily because of the continued cash needs of the project, the lack of a completed product to date, and the greater development period than had been contemplated. See Note 5 to the Consolidated Financial Statements for financial information related to discontinuance of operations of Electronics Division and the stopping of the funding of the Metroptic Joint Venture.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this Annual Report.


Proposed Sale of Substantially All Assets of the Company

   On November 16, 2000, the Company entered into the Acquisition Agreement with Hexagon, pursuant to which the Company would sell substantially all of its assets to Hexagon. Under a Purchase and Sale Agreement dated as of March 2, 2001 with Precision Park Partners, a commercial buyer, the Company will sell its North Kingstown, Rhode Island manufacturing facility, known as Precision Park, for a cash purchase price of $15.5 million.


Business Strategy

   As noted, the Company proposes to sell substantially all of its assets, including the sale of substantially all assets to Hexagon pursuant to the Acquisition Agreement and the sale to Precision Park Partners LLC of its North Kingstown Facility under the North Kingstown Sales Agreement and, later in this year, or possibly in 2002, the Company plans to sell its Heathrow, United Kingdom real estate. The Company proposes to make cash distributions to stockholders (the initial distribution of which would be made as soon as practical following the Closing under the Acquisition Agreement) and subsequent cash distributions to the stockholders upon the sale of the North Kingstown Facility and upon the further sale of the Heathrow, United Kingdom real estate, which has been an operating gravel pit, on dates and in amounts as finally determined by the Board of Directors. Until the completion of the sale to Hexagon, the Company is focused on that transaction while continuing to implement its business strategy based on the following elements described below. In the event that the Company is unable to complete the sale to Hexagon, the Company plans to seek other strategic alternatives, including another sale or merger in order to satisfy its senior secured lenders who, at any time, may resort to collateral, consisting of substantially all of the Company's assets and significant pledges of stock of its subsidiaries, to remedy the Company's inability to pay its loans to the senior lenders, which have been in default since 1999.

   In the event that the proposed sale to Hexagon is completed, the Company's business strategy will be substantially different from the elements described below since, while BSIS has not yet been material to the business of the Company, it will be the only active operation of the Company following the completion of the sale to Hexagon.

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

   . Develop New Products and End User Markets. The Company's goal is to increase net sales by expanding penetration of served industrial end user markets and by capitalizing on high growth end user markets where metrology needs are growing rapidly. To expand its penetration of served industrial end user markets, the Company expects to continue the introduction of new metrology systems utilizing both contact and non-contact technologies and to develop sensors and other sophisticated products that can be embedded in a variety of manufacturing processes. The Company plans to form technical and commercial alliances with manufacturers of process equipment to provide enhanced combined manufacturing systems utilizing the Company's sensors and other products.

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

   . Increase Aftermarket Sales and Services. The Company intends to increase its focus on higher margin aftermarket sales and services, including consulting services, calibration and rebuilding of CMMs, software upgrades, and parts sales. The Company believes that the worldwide installed base of CMMs, estimated at over 82,000 (including 25,000 of the Company's CMMs), creates a significant demand for such aftermarket services. The Company believes that the level of customer service it provides, as measured by third-party surveys of its customers, is superior to that of its principal competitors, and expects to further strengthen its customer relationships through enhanced aftermarket support and increased partnering efforts. The Company's sales attributable to aftermarket sales and service in 2000 were estimated to be approximately 32% of MS Division's net sales for the same period.

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

  Software has also become increasingly important in metrology solutions as manufacturer's specifications have become tighter. The CMM software provides a critical link between the computerized design and the manufacturing environments. In addition, most large companies are starting to build worldwide dimensional databases to store and evaluate the data gathered by CMMs. Furthermore, potential software upgrades on the estimated 82,000 CMMs worldwide open up a large market for new and dynamic software systems.

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

  Aftermarket sales are critical to manufacturers, as they are needed to insure the continued operation of the CMM equipment after it has been installed. Furthermore, aftermarket services can also be provided to competitors machines, which offers additional growth potential and the ability to gain a competitive advantage over its major competitors, all of whom do not currently offer such services.

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


MS Division

  The MS Division, the largest of the Company's three units, accounted for approximately 74% of the Company's sales in 2000. The MS Division is headquartered in North Kingstown, Rhode Island and manufactures and markets CMMs. MS Division products sold under the Brown & Sharpe name are manufactured at the Company's North Kingstown Facility, Wetzlar, Germany, Turin, Italy facilities and also in its Telford, United Kingdom facilities. The primary end user markets for the Company's CMM products include the automotive (including automotive suppliers), heavy transport, aerospace, electronics, computer, industrial machinery, and medical industries.

  MS Division products range from small, manually operated CMMs to large, high speed, high precision automatic CMMs. In addition to these standard and custom-configured CMMs, the Company also produces and sells high-speed process control systems. The smallest machines can measure in a volume up to 400 x 350 x 300 mm and are priced at approximately $10 thousand, while the larger, high speed, high accuracy CMMs with integrated software systems can cost over $1.5 million. The MS Division also provides laser scanning and optically based measuring machinery from microscopes to vision systems.

  The Company believes that its "user-friendly" CMM application software gives it a competitive advantage in the marketplace for CMMs. These proprietary software products provide the MS Division's customers with an understandable, icon-based inspection analysis capability, graphical user interfaces and outputs, and the capability to network with manufacturing systems. The MS Division also provides its customers with special software and systems that integrate the MS Division's products with the customer's host information and communications network. In addition to sales of CMMs, the MS Division provides aftermarket sales and service, including calibration and rebuilding of CMMs, software upgrades and parts sales, for Brown & Sharpe CMMs and competing CMMs. The Company's sales attributable to aftermarket sales and services in 2000 were estimated to be approximately 32% of the MS Division's sales for the same period.

  The MS Division now produces non-contact "Profile" machines for the measurement of shafts or round components, and manufactures primary standard calibration instruments, used currently by 26 countries as their standard for measurement.

  See Note 14 to the Consolidated Financial Statements for financial information related to this business segment in Item 8 of this Annual Report.


PMI Division

  The principal products of the Company's PMI Division are precision measuring tools and related instruments such as micrometers, dial indicators, calipers, and electronic height gauges. PMI Division products accounted for approximately 26% of the Company's sales in 2000. The PMI Division's products have broader applications and lower unit list prices (with a range of $100 to approximately $13,000) than the prices of the MS Division's products. These tools and instruments typically measure in one or two dimensions, and are often used in comparative measuring where an unknown part or dimension is compared to a previously measured part or dimension. Some PMI Division products also include systems and application software for measuring and statistical process control. The Company believes that the primary end user markets for the products of the PMI Division are the automotive, aerospace, metal processing, and defense industries, although the PMI Division products are used in virtually all types of industrial settings. Brown & Sharpe's PMI Division is headquartered in Renens, Switzerland, and its products were traditionally manufactured at its plants in Rolle and Renens, Switzerland; Poughkeepsie, New York; Leicester, St. Albans, and Plymouth, England; and Luneville, France. In 1999, the Company closed its Leicester, St. Albans, Torpoint and Luneville plants and consolidated its PMI manufacturing at its Renens site. See Notes 4 and 14 to the Consolidated Financial Statements for financial information related to the restructuring and to the business segment, respectively. The Company also purchases components and products from third parties located in various countries.


BSIS Division

  BSIS was formed in December 1997. At that time, BSIS's primary mission was to consolidate the several independent software development groups of Brown & Sharpe into a single global software development organization which would provide next generation metrology software applications for the various Metrology Business units. As its secondary mission, BSIS was to establish and execute a software business strategy, which would ultimately lead to the formulation of a software business that could spin-off as an independent business separated from the metrology manufacturing businesses. Accordingly, BSIS is now focused on the commercialization and introductions of its new XactMeasue Measuring Software, in development for approximately three years. Following the completion of the proposed sale to Hexagon, the Company will continue in the business of developing measuring software through its controlled subsidiary, BSIS (in which Hexagon has committed to invest a total of $7 million over the next three years) which will be renamed Xygent after the Closing under the Acquisition Agreement, and BSIS will be the only active operation of the Company following the sale to Hexagon. See Note 14 to the Consolidated Financial Statements for financial information related to this business segment.


Sales and Distribution

  The MS Division distributes its products primarily through a 107-person worldwide sales force directly to U.S. and European customers, and utilizes a network of independent agents and distributors to cover the Pacific Rim, South American, and African markets. The typical MS Division sales process involves lengthy, technical, one-on-one discussions between the salesperson or the distributor/sales agent and customer and is often part of a competitive bid process. As an important part of its marketing and distribution strategy, the Company provides in-depth training to its customers at 25 support and demonstration centers located throughout the United States, Europe, and Asia. The Company's direct sales force also provides the Company with important opportunities to cross-sell the products of its PMI Division.

  In contrast to the MS Division, the PMI Division generally distributes its products through international import companies, regional distributors, and catalog houses throughout the world. As of December 31, 2000, the PMI Division utilized in excess of 80 major distributors located in over 40 countries to market its products. The Company believes that the PMI Division's established distribution network provides it with a competitive advantage and intends to capitalize on this network to increase sales of internally developed and third-party products.

  The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major customers would have a substantial effect upon the Company.

Engineering and Product Development

  The Company's commercial success is dependent upon its ability to develop products, enhancements, and applications that meet changing customer metrology needs and anticipate and respond to technological changes. The Company designs, develops, and refines its products internally through engineering departments within its product groups and divisions. When it is more cost-effective to do so, the Company purchases product designs or portions of product designs from engineering subcontractors or acquires rights to such designs through licensing arrangements. The Company also benefits from research and development efforts which are subsidized by customer funds and, in certain countries, by government research grants. Brown & Sharpe research, development and manufacturing engineering activities are conducted in the United States, Italy, Switzerland, Germany, the United Kingdom, Lithuania, and, until the PMI restructuring which was implemented in January 2000, France.

  The Company's current design and engineering focus is in the development of the CMM "Global" machine, which will provide greater accuracy and speed, software development, and non-contact metrology products. In 2000, the Company invested $15.5 million, or 5.5% of its net sales during that period in product design and manufacturing engineering. In 1998 and 1999, the Company expended $17.8 million and $14.4 million, respectively, for product design, development, refinement, and manufacturing engineering.


Foreign Operations

  The Company manufactures and sells substantial amounts of its metrology products in foreign countries. As of December 31, 2000, approximately 71% (based on book values) of the Company's assets, 59% of the Company's sales (based on customer location) and 68% of its employees were located outside the United States. The Company's manufacturing operations are located in Italy, Switzerland, Germany, England, and, until the PMI restructuring which was implemented in January 2000, France, as well as in the United States. Brown & Sharpe's products are sold in over 60 countries worldwide. See Note 14 to the Consolidated Financial Statements for financial information related to foreign operations in Item 8 of this Annual Report.


Raw Materials and Sources of Supply

  Brown & Sharpe purchases raw materials, supplies, and other components from a variety of suppliers, and considers its sources of supply to be adequate. At times, the Company depends upon various sole sources of supply for certain components used by the Company (generally of items designed by the Company), but has not experienced any significant difficulty in meeting delivery obligations because of its reliance on any such single supplier. In addition, the Company currently purchases substantially all of its externally sourced low to medium accuracy electronic touch trigger sensor probes and heads from a publicly held United Kingdom company which is the dominant supplier of such sensor probes to CMM manufacturers.

  No alternative supplier for this class of electronic sensor probes, which are a key component of substantially all of the Company's lower accuracy CMMs, is currently available and developing an alternative source for the probes and heads could take more than a year. The Company continues to explore means of lowering production costs through selective outsourcing in situations where the Company can achieve its high quality standards via subcontractors.


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

Environmental Matters

     The Company is not significantly affected by compliance with rules and regulations promulgated under environmental laws since its manufacturing processes do not produce, as a by-product, material amounts of waste, water discharges, or air emissions deemed hazardous under such laws. However, the Company is subject from time to time to environmental claims. See Note 17 to the Consolidated Financial Statements for financial information related to contingencies in Item 8 of this Annual Report.

Employees

     At December 31, 2000, the Company had 2,106 employees (as compared with 2,216 at December 31, 1999), including approximately 1,422 employees located outside the United States. The Company considers its relations with its employees to be good, although there can be no assurance that the Company's cost-cutting efforts or other factors will not cause a deterioration in these relations.

     Approximately 426 of the Company's employees located at sites in the United States, Italy, Switzerland, England, and France are covered by collective bargaining agreements which expire at various times before June 30, 2002. The Company expects that these collective bargaining agreements will be renegotiated successfully prior to their expiration. However, there can be no assurance that successor collective bargaining agreements will be successfully negotiated, that negotiations will not result in work stoppages, or that a work stoppage would not materially interfere with the Company's ability to produce the products manufactured at the affected location.

     In addition to the collective bargaining agreements that cover workers at certain of the Company's foreign subsidiaries, it is customary for these employees to be represented by various works or shop councils. These councils are governed by applicable labor laws and are comprised of members who are elected or appointed by the work force. Except for the top level of management, these councils represent the entire work force at their location in its dealings with senior management on matters affecting the work force or arising under the relevant labor contracts in effect at the location.

     The following table sets forth the location of the Company's employees as of December 31, 2000:

                               Country          Employees (1)
                               -------          ------------

                         China                      151
                         France                      79
                         Germany                    191
                         Israel                      28
                         Italy                      372
                         Japan                       24
                         Spain                       24
                         Switzerland                417
                         United Kingdom             128
                         Mexico                       8
                         United States              684
                                                  -----
                             Total                2,106
                                                  =====

(1)  Part-time employees are included on a full-time equivalent basis.

Competition

     The Company's MS Division currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Division also faces indirect competition from other types of metrology firms such as manufacturers of fixed gauging systems. The primary industries to which the MS Division sells its products are characterized by a relatively small number of large participants with significant purchasing power. As a result, the Company experiences severe pricing competition in connection with sales by its MS Division which can have an adverse impact on the Company's net sales and margins. During periods when the metrology industry suffers from over capacity, downward pricing pressure experienced by the MS Division is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors that have access to greater financial resources may be able to withstand such pricing pressure more effectively than the Company. The MS Division competes with Mitutoyo/MTI Corp., a subsidiary of Mitutoyo Solsakusho Co. Ltd., a Japan-based company, which is the largest supplier of metrology equipment and products worldwide. In addition to Mitutoyo, the MS Division's main competitors are Carl Zeiss, Inc., a subsidiary of Carl Zeiss-Stiftung AG, the Sheffield Measurement Division of Giddings & Lewis, Inc., and LK Tool Co. Ltd.

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


Backlog

     The Company's backlog of product orders was approximately $132.1 million at year-end 2000 (on a SAB 101 basis), compared to approximately $59 million and $72 million at year-end 1999 and 1998, respectively.

     All of the orders included in the Company's year-end 2000 backlog were requested to be filled and completed within one year and are, subject to possible customer cancellation, expected to be completed in 2001.


Significant Customers

     The Company has no single customer which accounts for 10% or more of its consolidated net sales; however, several well recognized major automotive manufacturers (without regard to their suppliers) account for a significant portion of the Company's net sales. The loss of a few of these major customers would have a substantial effect upon the Company.


Working Capital

     A substantial amount of working capital investment in inventory and accounts receivable is required to operate the Company's businesses. Working capital was approximately negative $29.9 million at year-end 2000 compared to approximately positive $9.7 million at year-end 1999. See the discussion of working capital in "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.

Segment Information

     The Company operates exclusively in the Metrology Business. See "Business of the Company--General" for a further description of the Company's business. Sales to unaffiliated customers from Europe are defined as sales of products that are primarily assembled in a foreign country. See also "Financial Information by Business Segment and Geographic Area" included in Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 2 - PROPERTIES
-------------------

                                  PROPERTIES

     The following table sets forth certain information concerning the Company's major operating facilities:

                       Owned/                                                       Approximate
                       -----                                                        -----------
      Location         Leased                 Principal Use                      Square Footage
--------------------   ------    ----------------------------------------        ----------------------------
United States
  N. Kingstown,         Owned    Manufacturing, Engineering, Sales, and                  348,000(1)
  Rhode Island                   Administration


  Poughkeepsie,         Owned    Manufacturing                                            58,000
  New York


  Wixom,               Leased    Sales and Administration                                 37,600(2)
  Michigan


Italy
  Grugliasco           Leased    Assembly                                                107,000(2)


  Moncalieri           Leased    Manufacturing                                            70,000(2)


Switzerland
  Renens                Owned    Manufacturing, Engineering, Sales and                   139,000
                                 Administration


  Rolle                 Owned    Manufacturing                                            51,000


Germany
  Wetzlar               Owned    Manufacturing, Engineering, Sales, and                  280,000
                                 Administration


  Ludwigsburg          Leased    Sales                                                    15,000(2)


United Kingdom
  Telford               Owned    Manufacturing, Engineering, Sales, and                   32,000
                                 Administration


  Torpoint             Leased    Manufacturing, Sales, and                                 5,000(2)(3)
                                Administration

  The following table sets forth certain information concerning the Company's major operating facilities:

                       Owned/                                                       Approximate
                       -----                                                        -----------
      Location         Leased                 Principal Use                      Square Footage
--------------------   ------    ----------------------------------------        ----------------------------
France
  Luneville            Leased    Manufacturing, Engineering, and Sales                             77,100(2)(3)


  Villebon             Leased    Sales                                                             18,000(2)


Spain
  Barcelona            Leased    Sales                                                              9,000(2)


China
  Qingdao              Leased    Manufacturing, Engineering, Sales, and                            34,000(2)
                                 Administration

(1)  Excludes approximately 412,000 square feet leased to unrelated parties.
(2) The leases in China, Grugliasco, Ludwigsburg, Torpoint, Luneville, Villebon, Barcelona and Wixom expire on December 31, 2001, December 31, 2002, September 30, 2003, August 18, 2001, March 23, 2003, October 20,
     2001, July 31, 2008, and November 30, 2001, respectively.
(3) Included in PMI's restructuring. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report and also Note 4 to the Consolidated Financial Statements.)

     In addition, the Company leases smaller sales offices located in the United States, Europe, and Asia. In the opinion of management, the Company's properties are in good condition and adequate for Brown & Sharpe's business as presently conducted.


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

Litigation

     See Note 17 "Contingencies" to Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------


COMMON STOCK MARKET PRICES AND DIVIDENDS

The Class A Common Stock is listed on the New York Stock Exchange with a symbol "BNS." At December 31, 2000, the Company had approximately 1,043 shareowners of record of its Common Stock.

Fiscal Year                                   High         Low

    2000
     4th Quarter                              $5.13       $2.75
     3rd Quarter                               4.25        2.00
     2nd Quarter                               3.25        1.56
     1st Quarter                               3.25        1.56

    1999
     4th Quarter                              $4.06       $2.00
     3rd Quarter                               5.38        1.88
     2nd Quarter                               6.06        4.81
     1st Quarter                               8.50        4.75

No dividends have been paid by the Company since 1990. Payment of dividends are not permitted because the Company breached certain financial loan covenants in its senior note agreement and its revolving credit agreement. For further information, refer to the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The following selected data should be reviewed in conjunction with Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

                       SELECTED HISTORICAL FINANCIAL DATA


                                                                                Year Ended December 31,
                                                            ---------------------------------------------------------------
                                                              2000          1999          1998         1997          1996
                                                            --------      --------      --------     --------      --------
                                                                    (in thousands except per share information)
Statement of Operations Data
Sales.                                                      $280,007      $321,388      $339,030     $329,760      $342,684
(Loss) income from continuing operations before
 cumulative effect of change in accounting
 principle                                                   (18,822)      (41,093)       11,929       (9,164)        7,432
Discontinued operations                                      (11,086)       (1,781)           --           --            --
                                                            --------      --------      --------     --------      --------
(Loss) income before cumulative effect on change in
 accounting principles                                       (29,908)      (42,874)       11,929       (9,164)        7,432
Cumulative effect of change in accounting principle,
 net of income taxes                                         (27,401)           --            --           --            --
                                                            --------      --------      --------     --------      --------
Net (loss) income                                           $(57,309)     $(42,874)     $ 11,929     $ (9,164)     $  7,432
                                                            ========      ========      ========     ========      ========
Net (loss) income per common share, basic from
 continuing operations, before cumulative effect of
 change in accounting principle                                (1.37)        (3.06)         0.89        (0.69)         0.77
  Discontinued operations                                      (0.81)        (0.13)           --           --            --
  Cumulative effect of change in accounting
    principle                                                  (2.00)           --            --           --            --
                                                            --------      --------      --------     --------      --------
Net (loss) income per common share, basic                   $  (4.18)     $  (3.19)     $   0.89     $  (0.69)     $   0.77
Net (loss) income per common share, diluted from
 continuing operations, before cumulative effect of
 change in accounting principle                                (1.37)        (3.06)         0.88        (0.69)         0.75
  Discontinued operations                                      (0.81)        (0.13)           --           --            --
  Cumulative effect of change in accounting
    principle                                                  (2.00)           --            --           --            --
                                                            --------      --------      --------     --------      --------
Net (loss) income per common share, diluted                 $  (4.18)     $  (3.19)     $   0.88     $  (0.69)     $   0.75
Average shares outstanding (thousands)                        13,723        13,456        13,387       13,257         9,670
Balance Sheet Data
  Total Assets                                              $250,645      $302,177      $317,778     $296,593      $309,229
  Long-term debt, including current maturity                  65,176        69,030        74,705       76,062        68,497


(1) The 2000 net loss includes a change in accounting principle as the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a charge for the cumulative effect of the change amounting to $27,401 (net of an income tax benefit of $600) or $2.00 per share and a $4.4 million decrease in the 2000 results from continuing operations (See Note 2 of the Consolidated Financial Statements).
(2) During 2000, the Company decided to discontinue its Electronics Division ("ED"). As a result, the Company had a loss from operations of $4.8 million ($.35 per share) and loss on disposal of the Division of $6.2 million ($.46 per share) (See Note 5 of the Consolidated Financial Statements).

(3) In the third quarter of 2000, management decided to discontinue the development of non-contact sensor technology. As a result, the Company incurred a charge of $5.8 million ($.43 per share) (See Note 5 of the Consolidated Financial Statements).
(4) The 1999 and 1997 operating losses include a $38,268 and $16,220 restructuring charge, respectively. See Note 4 to the Consolidated Financial Statements for additional information. In addition to the restructuring charge, the 1997 net loss includes a $1,346 loss arising from the sale of the Company's wholly-owned subsidiary, Technicomp, Inc., and a $1,224 gain resulting from an exchange of shares of common stock, which were held for investment.
(5) Pro forma Amounts Assuming the Accounting Change is Accounted for
    Retroactively:

                                      2000            1999             1998          1997             1996
                                    ------         -------           ------       --------          ------
    Net (Loss) Income  ..........   $(29,908)       $(45,677)         $7,923       $(12,280)         $4,905
    Per Common Share:
      Net (Loss) Income
        Basic                          (2.18)          (3.40)           0.59          (0.93)           0.51
        Diluted                        (2.18)          (3.40)           0.58          (0.93)           0.50


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

    The Company currently operates entirely in the metrology industry through three business segments: the MS Division ("MSD"), which manufactures and markets manual and computer-controlled, high precision coordinated measuring machines ("CMMs") and designs and engineers specialty metrology products, which accounted for approximately 74% of the Company's sales in 2000; the PMI Division ("PMI"), which manufactures and distributes mechanical and electronic measuring and inspection tools, accounted for all of the remaining 26% of the Company's sales in 2000; and Brown & Sharpe Information Systems ("BSIS"), which develops measuring software. Approximately 59% of the Company's sales in 2000 were located outside the United States (based upon the location of customers who are situated within the market areas assigned to subsidiaries located outside of the United States).

    During 1999 the Company breached certain financial covenants relating to the debt to EBITDA ratio, debt to net worth and interest coverage ratios under its $30 million line of credit with four banks and a $50 million private placement of senior notes, which caused this debt to become due upon demand. During 2000 the Company pursued various financial alternatives to resolve the Company's liquidity problems and unfavorable financial situation. After conducting discussions with various potential investors and acquirors, on November 16, 2000, the Company entered into an Acquisition Agreement with Hexagon A.B. ("Hexagon") of Stockholm, Sweden, in which Hexagon will purchase substantially all of Brown & Sharpe's worldwide Metrology Business for $160 million in cash, plus an additional cash payment of $10 million, based on the Company's year 2000 defined Metrology Business operating profit agreed upon by the Company and Hexagon, and further adjusted up or down (a downward adjustment is expected) for the difference between cash at the closing date at its foreign subsidiaries and these subsidiaries' short-term and long-term borrowings. The Metrology Business is essentially composed of the MS Division (which includes the former Custom Metrology Division) and the PMI Division. Hexagon will also acquire an interest in BSIS Inc., the Company's software development business.

  In 2000 due to the Company's extremely tight cash position and unfavorable operating results of certain of its investments, the Company took steps to conserve its cash in order to meet the needs of its core business. Certain of these steps included the curtailment of the activities of its Electronics Division, which designed and manufactured surface inspection systems, and discontinuance of the development of non-contact sensor technology. The decision to curtail the activities of the Electronics Division resulted in a loss in 2000 amounting to $11.1 million, including a $6.2 million charge for impaired assets, and was reported as a discontinued operation. On February 13, 2001 the Company entered into an Asset Purchase Agreement to sell the Electronics Division for $2 million. The termination of the development of the non-contact technology resulted in a loss in 2000 amounting to $5.8 million, which consisted of a write-off of certain assets dedicated to the development of the non-contact technology amounting to $1.2 million and a $4.6 million write-off as a worthless investment of its joint venture, Metroptic Technologies Ltd., which was a corporation dedicated to the development of the non-contact technology.

  Effective January 1, 2000 the Company adopted SEC "Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies generally accepted accounting principles regarding the timing of revenue recognition. Prior to the adoption of SAB 101, the Company recognized revenue on the sale of its machines when the machine was shipped to the customer and the title had passed to the customer, although the Company often had a further obligation to install the machine, and the customers had not yet finally accepted the performance of the machine. Since the Company had a long record of success in installing its machines and obtaining customer acceptance of the machines, revenue was recognized prior to the final customer acceptance but after the passage of title. Based upon the new guidelines of SAB 101, the Company changed its revenue recognition method and now recognizes revenue upon the final acceptance by the customer, rather than upon the passage of title to the customer. The effect of adopting SAB 101 was to decrease 2000 sales $8.5 million and increase the 2000 net loss $4.4 million ($.32 per share). In addition, the results of the operations for the year-ended December 31, 2000 includes a charge, net of a $.6 million tax benefit, of $27.4 million for the cumulative effect of an accounting change to reflect the adoption of SAB 101.


Forward Looking Statements

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this document contain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties, including those set forth in "Risk Factors," and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual report.


Results of Operations

Sales

  Sales for 2000 were $280 million compared with sales in 1999 of $321.4 million, which is 12.9% below the 1999 level. The 2000 sales would have been $15.3 million higher than reported, if foreign denominated sales had been translated at 1999 foreign exchange rates. The reduced U.S. dollar value of 2000 foreign sales is due to the continued strength of the U.S. dollar. As discussed above, the Company recorded in 2000 a reduction in sales of $8.5 million due to the implementation of SAB 101, all of which applies to the more fully configured CMMs manufactured and distributed by MSD. When the 2000 sales are translated at 1999 exchange rates and adjusting for the effect of SAB 101, 2000 sales amount to $303.8 million or a $17.6 million decrease from 1999 levels. The $17.6 million sales decrease in 2000 sales was caused by an $18.2 million decrease in the MS Division, offset by a $.6 million increase for PMI, which occurred due to increased activity in its Asian market.

  The $18.2 million decrease in MSD sales was due to a $17 million decrease in aftermarket revenue and a net decrease in machine sales made up of approximately an $8.1 million increase in the sales of certain of the smaller CMMs offset by a $9.3 million decrease in the sales of more fully configured CMMs. Approximately $4 million of the increase in smaller machines in 2000 was due to the inclusion of a full year of shipments of products manufactured and distributed by Brown & Sharpe--Qianshao, a 60% owned subsidiary, located in the People's Republic of China, which was acquired in August 1999, and included in the 1999 results beginning on September 1, 1999. Another $1.5 million of the increase in shipments of smaller machines in 2000 was due to increased shipments in Europe using existing software that gained greater market acceptance in 2000. Sales of more fully configured machines were down in 2000, due to decreased shipments of sheet metal products to the automobile industry. Sales for the aftermarket business in 2000 were lower than 1999, primarily due to a decrease in sales of upgrades and software, which were higher in 1999 when customers appeared to focus on Y2K problems.

  Sales for 1999 were $321.4 million compared with sales in 1998 of $339 million, which is 5.2% below the 1998 level. The 1999 sales would have been $5.1 million higher than reported in 1998, if foreign denominated sales had been translated at 1998 foreign exchange rates. The reduced U.S. dollar value of 1999 foreign sales, which results from translating the 1999 foreign denominated sales at the lower 1999 exchange rates, is due to the continued strength of the U.S. dollar. When the 1999 sales are translated at 1998 exchange rates, the 1999 sales amount to $326.5 million, a $12.5 million decrease from 1998 levels. The $12.5 million sales decrease in 1999 sales was caused by a $3.1 million and $9.4 million decrease, respectively, in the MS and PMI Divisions.

  The $3.1 million decrease in MSD sales was primarily due to an approximate $15.3 million decrease in the sales of certain of the smaller CMMs and $3 million decrease in the sales of more fully configured CMMs, offset by an increase of approximately $15.2 million in aftermarket revenue, due to increased sales of upgrades and software.

  Sales for PMI were down $9.4 million due to decreased sales volume in the United States caused by stock reduction and consolidation of U.S. catalog distributors, reduced sales in the United Kingdom due to restructuring, and a slowdown in the Asian and South American markets.

Net Loss

  The Company incurred a net loss in 2000 amounting to $57.3 million. The 2000 results include the following one-time charges:


                                                                               In Millions of Dollars
                                                                               ----------------------
Cumulative Effect of SAB 101 Accounting Change                                         $   28.0
Discontinued Operations of Electronics Division                                            11.1
Write-off of the Non-Contact Sensor Technology                                              5.8
Fees Relating to Consideration of Refinancing the Company's Capital
  Structure                                                                                 3.6
Restructuring Benefit                                                                      (4.0)
                                                                                       --------
                                                                                        $  44.5
                                                                                       ========

  The adoption of SAB 101, discontinued operations and non-contact sensor technology write-off were previously discussed above in the Overview Section. The $3.6 million charge for costs incurred for services relate to activity in 2000 in connection with attempts to refinance the overall capital structure of the Company. The $4 million restructuring benefit relates to a $1.7 million gain on the sale of a factory that had been previously used by the PMI operation located in the United Kingdom that was restructured in 1999. The $2.3 million balance of the $4 million restructuring benefit results from a decision that was made, subsequent to the implementation of the MSD restructuring plan, not to vacate a facility located in Italy, due to a substantial reduction in the lease payments offered by the Lessor of the real estate in which the future lease payments had been reserved as part of the restructuring ($.6 million), and a write-down of leasehold improvements for this location ($.5 million); a sublease of another rental property ($.5 million); and adjustments for severance arrangements in three countries arising from actual severance payments varying from amounts estimated on the dates of the implementation of the restructuring plans ($.7 million).

  The restructuring benefit was recognized in 2000 because the events occurred during 2000 and were not known in the year of the restructuring.

  The 1997 restructuring plan is completed, and the 1999 plan is completed at all locations except for a small number of employees in Italy who will be leaving in the first half of 2001. At December 31, 2000, the Company was obligated to make $2.8 million in severance payments to certain employees who have already been terminated under the plans. $2.1 million of the severance payments will be paid in 2001, and the remaining $.7 million of severance payments will be paid in almost equal amounts in 2002 and 2003. In addition, the Company is obligated at December 31, 2000 to pay $1.5 million for leases and other costs related to the 1999 restructuring plan, nearly all of which will be paid in 2001. See Note 4 of the Consolidated Financial Statements for further information.

  After adjusting for the $44.5 million in one-time charges, the 2000 net loss amounted to $12.8 million. $4.4 million of the $12.8 million loss is caused by the reversal of profit attributable to the $8.5 million in sales that were not recognized in 2000 due to the adoption of SAB 101. The resulting adjusted 2000 loss of $8.4 million compares with a $6.1 million loss in 1999, excluding the effect of $36.8 million, net of tax benefits, of restructuring charges incurred in 1999. The following discussion will compare the 2000 operating results, excluding the impact of SAB 101 and the other one-time charges discussed above, with the 1999 operating results, excluding the effect of the 1999 restructuring charges.

  The Company incurred a $2.2 million operating loss in 2000, which compared with a 1999 operating profit of $6.4 million. The 2000 gross margin was $93.5 million, which is 33.4% of sales, and compares with a 1999 margin of $100.2 million, which is 31.2% of sales. After adjusting the 2000 gross margin to reflect 1999 foreign exchange rates, the 2000 gross margin was $102.7 million (35.6% of 2000 sales). The $2.5 million improvement in 2000 gross margin is a result of a $5 million improvement in PMI's gross margin offset by a $2.5 million decrease in MSD's gross margin. MSD's reduced margin is due to the reduced sales of the higher margin aftermarket services product offering, arising from reduced upgrades and software sales that were partially offset by improved margins in the former Custom Metrology ("CM") Division, which was combined with MSD's operations in 2000. The former CM Division's improved profitability in 2000 results from the 1999 restructuring effort in which the CM Division operation essentially now produces one product after the restructuring, resulting in greater efficiencies and improved profitability. The gross margins of the remaining MS product offerings were comparable to prior year amounts. PMI's 2000 increase in gross margin was achieved despite flat sales volume, after giving effect to the 1999 foreign exchange rates. The improved margins are a result of the restructuring program implemented during 1999 and early 2000 and reflects the benefits of concentration of production facilities, reducing the breakeven point, and successful outsourcing of product offerings.

Selling, general, and administrative expenses ("SG&A") were 28.4% of sales as compared to 26.4% in 1999. SG&A expenses for 2000 are $5.6 million lower than 1999. If 1999 foreign exchange rates had been used to translate SG&A expenses for 2000, 2000 SG&A expenses would have been $2.2 million lower than the same period for 1999. 2000 includes a full year of expenses incurred by Brown & Sharpe-Qianshao, which was acquired in 1999 and not included in the entire 1999 results, which increased SG&A in 2000 approximately $2.4 million. Adjusting for the effect of foreign translation and the previously mentioned acquisition, 2000 SG&A expenses decreased approximately $4.6 million. The decrease for 2000 results from various offsetting events. Pension expense in 2000 decreased approximately $5 million due to a provision in 1999 that was not required in 2000 for certain key executives who were participants in the Company's Senior Executive Supplemental Umbrella Pension Plan, who became fully vested in 1999 and eligible to receive these benefits at that time. Salaries and related costs were $2.3 million lower than 1999 reflecting the savings from the 1999 restructurings. Offsetting the savings noted above were additional SG&A costs in 2000 amounting to $2.9 million for foreign exchange losses and $1.6 million for increased sales commissions.

  Research and development increased from $8.8 million in 1999 to $11.7 million in 2000. $2.3 million of the $2.9 million increase is attributable to the termination of the capitalization of software development expenses of the Company's software development subsidiary, BSIS Inc. When BSIS's development activities reached the technological feasibility stage, it began to capitalize its software production costs incurred to code and test its software product. Due to the extended testing period, the Company ceased capitalizing BSIS software development costs in 2000 because of the uncertainty of the recoverability of the additional costs incurred in 2000. Management also evaluated the net realizable value of the $3.4 million of capitalized software development costs at December 31, 2000 and concluded that the carrying value at December 31, 2000 was recoverable based upon expected revenues that would result from the sales of the software product.

  Interest expense in 2000 was $1.6 million higher than in 1999 due to increased average borrowing and higher interest rates in 2000 resulting from the Company's adverse financial position.

  Results in 2000 included a $2.8 million tax provision as compared to $2.4 million in 1999. The higher tax provision in 2000 results from higher taxable income in certain jurisdictions that could not be offset by tax benefits in other jurisdictions.

  The Company's net loss for 1999 was $42.9 million. The loss included, as discussed above, $36.8 million of restructuring charges, net of taxes. Excluding the effect of the restructuring charges, 1999 would have incurred a $6.1 million net loss, which compared with $11.9 million net income for the same period in 1998.

  The Company had an operating loss of $31.9 million in 1999, which included $38.3 million of restructuring charges. Excluding the effect of the restructuring charge, 1999 operating profit would have been $6.4 million, which is $14.1 million lower than 1998. The gross margin for 1999 was $87.8 million, which included $12.4 million of the $38.3 million restructuring charges. When the $12.4 million restructuring adjustment is excluded from cost of goods sold, the 1999 gross margin amounts to $100.2 million, which is 31.2% of 1999 sales. This compares with a 1998 gross margin of $115.0 million, which is 33.9% of 1998 sales. The $14.8 million decrease in gross margin was due to lower margins of $10 million and $4.8 million for the MS and PMI Divisions, respectively. MSD gross profit is down due to lower margins for CMMs due to reduced absorption arising from reduced sales of the smaller, less configured machines, and the incurrence of certain costs, such as training, that were necessary to grow the aftermarket business. PMI's gross margin was down due to lower absorption arising from lower sales volume.

  Selling, general, and administrative expenses ("SG&A") in 1999 and 1998 were approximately the same. If 1999 SG&A expenses were translated at 1998 exchange rates, the 1999 SG&A expenses would be $4.7 million higher than 1998. $.5 million of this increase is due to the recording of expenses of the new companies acquired during the year. The remainder of the $4.2 million is due to various reasons, including costs to complete the installation of a new management information system to support MSD sales activity and increased pension costs, that were partially offset by reduced agents' commissions, as well as certain other costs.

  Research and development expenses decreased by $1.7 million in 1999, because costs for the next generation software achieved the technological feasibility stage of development which required the capitalization of $3 million of these development costs and, therefore, were not recorded as development expense as in the prior year.

  Results in 1999 included a $2.4 million tax provision as compared to $3.4 million in 1998. The $2.4 million tax provision is net of a $3.8 million provision for the pretax operating loss offset by a $1.4 million benefit relating to the restructuring charge. The 1999 tax provision results from local taxes in Italy that cannot be offset by net operating loss benefits and an increase in the valuation allowance for deferred tax assets that was partially offset by the $1.4 million tax benefit noted above. Most of the tax benefit from the $40.5 million pretax loss was not recognized, due to the uncertainty of the ultimate realization of the tax benefits.

Liquidity and Capital Resources

The Company is obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007 and because of the non-payment default discussed below, a $1.1 million mortgage note on property located in the United Kingdom, which are classified as current liabilities, as well as other long-term debt amounting to $10.8 million. The Company also has a $30 million three-year syndicated multi-currency revolving Credit Agreement with four banks, which had a maturity and termination date of November 10, 2000 and was amended as of February 7, 2001 to extend the maturity date to April 30, 2001, or at an earlier date if the Acquisition Agreement between the Company and Hexagon AB is terminated. At the date of this Annual Report, only $27.4 million is available of the $30 million under the line of credit. 65% of the shares of certain of the Company's foreign subsidiaries were pledged as security for the lenders under the $50 million private placement and the $30 million line of credit (collectively the "Senior Lenders"). In addition to the $30 million revolving Credit Agreement, the Company has $17.8 million in lines of credit with various banks located outside of the United States. At December 31, 2000, the Company had borrowed $27.4 million and $11.6 million under the revolving Credit Agreement and foreign lines of credit, respectively. During 1999, the Company breached certain financial covenants relating to the debt to EBITDA ratio, debt to net worth and the interest coverage ratios. The Company's Senior Lenders granted waivers curing the financial covenant defaults incurred under the Company's note and revolving credit agreements through the end of 1999. In addition, in November 1999, borrowing rates under these senior lending agreements with its Senior Lenders were increased, and these lending agreements were amended to add covenants requiring the Company to grant the Senior Lenders a security interest in its U.S. assets (with a carrying value amounting to $50.4 million at December 31, 1999) and to complete a refinancing acceptable to the lenders by January 31, 2000. As of the date of this Annual Report, this refinancing had not occurred.

  Thus, as previously reported, since the summer of 1999, there has been an Event of Default under its Revolving Credit Agreement with its banks, and the Company has not been permitted to borrow any additional amount under the Revolving Credit Agreement since that date. Also as previously reported, since the summer of 1999, there has been an Event of Default under its privately placed senior note agreements. As has been the case since the summer of 1999 with the prior and continuing Event of Default under the note agreements, the noteholders may at any time declare the notes to be immediately due and payable and may resort to collateral securing the Company's obligations to the noteholders under the note agreements and related collateral agreements.

  In June 2000, the Company engaged Chase Securities Inc. to pursue various strategic alternatives, including a possible sale or merger of the Company. This decision described in a June 2000 press release was made by the Board of Directors following the termination of the due diligence process that the Company had recently been engaged in with private equity investors that had been considering making a substantial equity investment in the Company. In addition, the Company had considered internal restructuring on its own, including the sale of one or more units or selling a minority (or majority) interest in certain non-core units that would increase the Company's cash position and improve liquidity. However, there was no guarantee that a strategic transaction would be completed or that any of the other transactions described above would be completed and would be sufficient to meet the Company's financial needs or that the Senior Lenders would not declare the bank obligations and/or the notes to be immediately due and payable and have resort to the collateral securing the Company's obligations, in which event bankruptcy reorganization may be one of the possible consequences.

  At February 1, 2001, the Company had $20.8 million of cash on hand and has been meeting its normal cash needs. Included in the $20.8 million of cash at February 1, 2001, is $3.7 million of its 60% owned subsidiary, Qingdao Brown & Sharpe Qianshao Technology Company Limited, PRC, and 75% owned subsidiary, Qingdao Brown & Sharpe Qianshao Trading Company Limited, PRC, which are located in the People's Republic of China. Cash balances in China are subject to currency exchange controls which limit the China subsidiaries' ability to make loans and advances to the Company. In addition, three of the Company's wholly-owned European subsidiaries with cash balances amounting to $11.9 million at February 1, 2001, have borrowing with local banks which restrict payments of loans or advances to the Company by the subsidiaries. In addition, as a practical matter, the business realities of the Company's operations through subsidiaries in foreign countries, with credit lines of such subsidiaries from foreign banks, restrict the ability of the Company to make long-term transfers of cash in foreign countries into the United States. The Company is, as a result of 1999 amendments to its agreements with the Senior Lenders, prohibited from further borrowing. Until the financial covenants have been reset and the defaults cured or waived, the Company has classified the $50 million Senior Note obligation, as well as its $1.1 million mortgage in the United Kingdom, as a current liability. During this period of discussion with its lenders, the Company is instituting additional cash management procedures. If the transaction with Hexagon is not completed, the Company must seek other strategic alternatives, including sale or merger of the Company, in order to satisfy its Senior Lenders because the Company is unable to pay its loans if they are called and bankruptcy reorganization may be one of the possible consequences.

  If the sale of the Metrology Business, as described elsewhere in this Annual Report, occurs in 2001, the Company will pay all of its obligations due under the $50 million private placement of senior notes and the $27.4 million Revolving Credit Agreement with four banks, as well as have the Buyer of the Metrology Business assume the remaining $11.6 million of foreign bank debt. The Metrology sale is expected to leave the Company debt free, except for liabilities associated with a defined benefit plan and several changes in control contracts amounting to $18 million and certain other liabilities related to the assets retained by the Company. In addition, the Company expects to realize approximately $1.5 million, after $.5 million payment to a minority shareholder, from the sale of its Electronics Business. The Company expects that it would have $52 million in cash that would be available for distribution to its shareholders.

  Although the Company's allowance for doubtful accounts increased from 5.4% of accounts receivable at December 31, 1999 to 12.7% at December 31, 2000, the Company's credit policies and business practices did not change significantly from the prior year. The adoption of SAB 101, as discussed above, required the Company to recognize revenue in 2000 at a later date than was required by the Company's revenue recognition policy in 1999. $8.8 million of 2000 shipments that were not recognized as revenue in 2000, due to the Company's newly adopted revenue recognition policy, were deferred and will be recognized as revenue in a later period. If the Company had not changed its revenue recognition policy, accounts receivable at December 31, 2000 would have been $77.9 million, and the allowance for doubtful accounts would have been 5.7% of accounts receivable.

Cash Flow

  Net cash used in operations in 2000 was $.3 million compared with net cash provided by operations in 1999 of $15.3 million. For the year ended December 31, 2000, the net loss of $57.3 million was decreased by depreciation and amortization amounting to $11.6 million and other non-cash items, including $27.4 million for SAB 101; $12.0 million for impaired assets; restructuring benefits of $2.3 million; and other non-cash items amounting to $4.7 million. Cash flows from working capital in 2000 increased $3.6 million after adjusting for the effect of SAB 101. For the year ended December 31, 1999, the net loss of $42.9 million was decreased by depreciation and other non-cash items of $54.9 million, including restructuring charges of $30.5 million, depreciation and amortization of $13 million, pension charges of $5.5 million, and other non-cash items amounting to $5.9 million. Working capital in 1999 decreased $3.2 million.

  Net cash used in investment transactions in 2000 and 1999 was $2.3 million and $24.0 million, respectively. Capital expenditures in 2000 and 1999 amounted to $6.1 million and $9.1 million, respectively, as the Company curtailed spending and investment transactions in 2000. During 2000, the Company sold real estate in the United Kingdom previously used by its restructured PMI Division for cash amounting to $3.8 million. In 1999, the Company invested in acquisitions amounting to $9.2 million. In 1999, it also provided an additional $1.9 million to its equity investor Metroptic Technologies Ltd., invested $.7 million in marketable securities to fund a defined benefit plan, and invested $3.0 million in internally developed software costs.

  Cash used in financing transactions was $4.8 million during 2000 compared with cash provided by financing transactions of $37.7 million in the same period in 1999. Financing transactions during 2000 consisted of principal payments of long-term debt and short-term debt. Financing transactions during the same period in 1999 consisted of an increase of $41.8 million in short-term borrowings offset by $4.1 million of principal payments of long-term debt.


Working Capital

  Working capital decreased from $9.7 million at December 31, 1999 to a negative working capital of $29.9 million at December 31, 2000. When December 31, 1999 foreign exchange rates are used to translate the December 31, 2000 balance sheet, working capital decreased to a negative $29.7 million. After using the December 31, 1999 foreign exchange rates to translate the December 31, 2000 balance sheet, cash and accounts receivable decreased $8.5 million and $49.9 million, respectively, and inventory increased $28.4 million. Accounts payable and accrued expenses increased $17.8 million. The adoption of

SAB 101 in 2000 with the associated reversal of approximately $67.5 million of sales caused accounts receivable to decrease $42.8 million and inventories to increase $34.7 million, while accrued expenses increased $22.7 million for cash advances received for the $67.5 million of sales. After adjusting for the effect of the adoption of SAB 101 and using 1999 foreign exchange rates, 2000 working capital decreased $12.4 million. The $12.4 million decrease results from a $7.1 million and $6.9 million decrease for accounts receivable and inventory, respectively, and a $4.9 million decrease in accounts payable and accrued expenses. Offsetting these decreases was a $.7 million increase in prepaid expenses and other current assets, which included $2 million for a refund of Federal income taxes. Current assets also increased $5.9 million due to the reclassification of $2 million of assets of the Electronics Division and $3.9 million for the net book value of the North Kingstown facility, which are being sold. The decreases in accounts receivable and inventory in 2000 was a result of intensified efforts to convert the investment in these assets to cash in response to the Company's cash requirements, particularly in the United States, due to the Company's financial problems discussed above. Although management emphasized cash management throughout 2000, the Company used $9.4 million of the $36.6 million of cash on hand at December 31, 1999. In addition $2.5 million of inventory at December 31, 1999, that was acquired as a result of the purchase of the Electronics Division, was adjusted to reflect the fair value of the inventory at the acquisition date and contributed to the change in inventory from 1999 to 2000.

Product Design and Manufacturing Engineering

  The Company invested $15.5 million, or 5.5% of sales; $14.4 million, or 4.5% of sales; and $17.8 million, or 5.3%, in 2000, 1999, and 1998, respectively, for product design and manufacturing engineering.

            RISK FACTORS PRIOR TO SALE OF SUBSTANTIALLY ALL ASSETS

  Following the completion of the proposed sale to Hexagon, the Company will continue in the business of developing measuring software through its controlled subsidiary, BSIS, which will be renamed Xygent after the Closing under the Acquisition Agreement, and BSIS will be the only active operation of the Company. The Risk Factors set forth below assume no sale to Hexagon.

Indebtedness and Liquidity

  As set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", during 1999 and continuing in 2000, the Company breached certain financial ratio covenants. The Company received waivers curing the defaults through the end of 1999. In addition, the lending agreements were amended to add covenants to require the Company to grant the lenders a security interest in certain of its United States assets with a carrying value amounting to $50.4 million at December 31, 1999 and to complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company was unable to complete a subordinated debt financing acceptable to the lenders by January 31, 2000. On February 7, 2001, the Company's lenders granted waivers curing the requirements that the Company complete a subordinated debt financing and amended the maturity date of the revolving credit facility to be the earlier of the completion of the sale to Hexagon or April 30, 2001. However, the Company continues to be in violation of financial ratio covenants in its note and loan agreements with its senior lenders and is also in default on its payment of its $27.4 million line of credit under its Revolving Credit Agreement. As a result, the Company has not been permitted to borrow any additional amount under the Revolving Credit Agreement. In addition, the Company's senior lenders may at any time declare the Company's loans and notes due and payable and may have to resort to the collateral securing those obligations, in which even bankruptcy reorganization may be one of the possible consequences.

  The Company proposes to sell substantially all of its assets, including the sale of substantially all of its metrology assets to Hexagon pursuant to the Acquisition Agreement between the Company and Hexagon and the sale to Precision Park Partners LLC of the North Kingstown Facility under the North Kingstown Sales Agreement 1: To Approve the Sale of Substantially All of the Assets, Including (a) the Acquisition Agreement between the Company and Hexagon and the Related (b) the North Kingstown Sales Agreement and (c) the Cash Distribution to Stockholders in Amounts to Be Determined By the Board of Directors elsewhere in this Annual Report. There can be no assurance that the Company will complete these transactions. In the event that these transactions are not completed, there can be no assurance the Company will be able to complete a financing transaction which will remedy the present default situation, extend the maturity of its obligations under the revolving credit, and remedy the Company's existing indebtedness and liquidity problem, acceptable to the senior lenders or will be able to negotiate amendments on satisfactory terms to the Note Agreement with its private placement lenders and to the Revolving Credit Agreement (and an extension thereof) with its revolving credit lenders. In such an event, the Company expects that the terms of any such financing transaction will call for issuance of equity securities in a private placement (more likely) or possibly subordinated debt with warrants to purchase shares of common stock of the Company. If the Company is unable to complete such a financing transaction in a satisfactory amount (and the Company was unable to do so from December 1999 through June 2000 and no such financing transaction is now under consideration) and if its parallel negotiations with both sets of its present senior lenders are not successful in resolving these issues under the Note Agreement and the Revolving Credit Agreement (and they have not been successful prior hereto), the Company must seek some form of strategic transaction alternative, including a sale or merger of the Company. Indeed, in the event that the Company is unable to complete the sale to Hexagon, the Company plans to seek other strategic alternatives, including another sale or merger, in order to satisfy its senior secured lenders who, at any time, may resort to collateral, consisting of substantially all the Company's assets and the substantial pledges of stock of its subsidiaries, to remedy the Company's inability to pay its loans to the senior lenders, in which event bankruptcy reorganization may be one of the possible consequences. However, it is also not possible to predict whether any such strategic alternative arrangements could be negotiated on satisfactory terms sufficient to resolve the Company's defaults under the agreements with its senior lenders and its present indebtedness and liquidity problem. For additional details, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", elsewhere in this Annual Report, and Note 3 of the Consolidated Financial Statements and "Risk Factors--Recent History of Losses".


Recent History of Losses

  The Company reported a 12.9% decrease in revenue for fiscal 2000 as compared to fiscal 1999. Net losses for fiscal 2000 and 1999, respectively, were $57.3 million and $42.9 million. Continued negative operating results could adversely impact the Company's relationships with customers, vendors and employees, as well as its liquidity, its ability to return to compliance with respect to the financial ratio covenants in its Senior Note Agreement and Revolving Credit Agreement. Such results would adversely impact its extension of the Revolving Credit Agreement and its ability to return to compliance with respect to the financial ratio covenants in its Senior Note Agreement and Revolving Credit Agreement (neither of which is likely) as well as its continued listing of the Class A Stock on the New York Stock Exchange. (See "Risk Factors--Possible Delisting on the New York Stock Exchange".) The Company received a report from its independent auditors for the year ended December 31, 2000 (as it had for the year ended December 31, 1999) containing an explanatory paragraph stating that the Company's operating loss and noncompliance with certain covenants of loan agreements (see "Risk Factors--Indebtedness and Liquidity") raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to continue as a going concern relies heavily on its ability to raise additional equity financing, or alternatively, on its ability to complete the proposed sale under the Acquisition Agreement to Hexagon and to sell its North Kingstown Facility under the North Kingstown Sale Agreement (with retention of some of the net proceeds of such sales for the operations of the Company and of its controlled subsidiary BSIS). To Approve the Sale of Substantially All of the Assets, Including (a) the Acquisition Agreement between the Company and Hexagon and the Related Transactions, (b) the North Kingstown Sales Agreement and (c) the Cash Distribution to Stockholders in Amounts to Be Determined By the Board of Directors elsewhere in this Annual Report. However, there can be no guarantee that such sales and other matters will be satisfactorily concluded.

Competition

  The Company's MS Division currently has four principal direct domestic and foreign competitors, some of which are owned by entities that have greater financial and other resources than the Company. The MS Division also faces indirect competition from other types of metrology firms such as manufactures of fixed gauging systems. The primary industries to which the MS Division sells its products are characterized by a relatively small number of large participants with significant purchasing power. The Company experiences significant pricing competition in connection with sales by its MS Division, which can have an adverse impact on the Company's sales and margins. During periods when the metrology industry suffers from over capacity, downward pricing pressure experienced by the MS Division is likely to be more intense and the Company's margins may be more severely impacted. In addition, certain of the Company's competitors have access to greater financial resources and may be able to withstand such pricing pressure more effectively than the Company. Competitive pressures on pricing have intensified and the competition for orders has increased, which is in part responsible for the recent lack of growth in orders and shipments of the MS Division. Accordingly, there can be no assurance that the MS Division will be able to continue to compete effectively against existing competitors or new competitors, especially during periods of over capacity.

  The market for the PMI Division's products is fragmented, and the PMI Division competes with a large number of competitors, including the market leader in this area, primarily on the basis of the strength of its third-party distribution network, price and product innovation. New competitors from emerging industrialized countries with lower production costs than the Company's represent a significant competitive challenge to the Company. As a result, the PMI Division's continued success and profitability will be dependent on its ability to continue to develop cost-effective sourcing and innovative products.

Cyclicality of End User Markets

  The primary end user markets for the Company's products, which include the aerospace, heavy transport and automotive (including automotive suppliers) industries, experience cyclicality in connection with recessionary periods affecting these industries in the various geographic areas. As a consequence, the prices of and margins for the Company's products have been and are likely to continue to be adversely impacted by decreases in capital spending by such end user markets during recessionary periods. In addition, because the PMI Division sells primarily through distributors, the PMI Division is likely to experience significant declines in sales volumes during recessionary periods because catalog houses and distributors typically reduce purchases of the Company's products at the onset of such recessionary periods even more than the decline in their end user markets' demands would dictate, in order to reduce their inventories. There can be no assurance that the Company will be able to operate profitably, especially during any recessionary downturn.

Foreign Operations

  As of December 31, 2000, approximately 71% (based on book values) of the Company's assets, 59% of the Company's sales (based on customer location) and 68% of its employees were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, inflation, maintenance of minimum capital requirements, import and export controls, exchange controls and other business factors in foreign countries that may restrict the Company's ability to transfer cash from one foreign country to another of the United States and social (labor) programs.

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

Dependence on Key Supplier

  The Company currently purchases the vast majority of its externally sourced low to medium accuracy electronic touch trigger sensor probes and heads from a publicly held United Kingdom company (the "Supplier"), which is the dominant supplier of such sensor probes to CMM manufacturer's. No alternative supplier for this class of electronic sensor probes, which are a key component of substantially all of the Company's lower accuracy CMMs, is currently available and developing an alternative source for the probes and heads could take more than a year. Although adequate supplies of such probes and heads for at least several months is potentially available from current inventories of the Company and its customers, any reductions or interruptions in supply or material increases in the price of electronic sensor probes purchased from the Supplier could cause the Company to suffer disruptions in the operation of its business or incur higher than expected costs, which could have a material adverse effect on the Company.

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


Implementation of Company Operating Strategy

  The 1999 restructuring initiatives focus on two areas: (i) closing high cost or duplicate PMI factories and outsourcing manufacturing where appropriate, and
(ii) creating focused factories and eliminating overlapping products in the MS Division. Key elements of the Company's business strategy for 2000 included the start of realization of the planned benefit of the 1999 restructuring and focusing, through the Company's subsidiary, BSIS, on software development to have a single metrology operating platform which will be utilized on Brown & Sharpe equipment and on equipment of other metrology manufacturers. There can be no assurances that the Company will be able to achieve its planned objectives from the 1999 restructuring or the new software products under development.


Possible Delisting on the New York Stock Exchange

  The Company's Class A Stock is currently traded on the New York Stock Exchange. There are a number of qualitative and quantative requirements for maintenance of listing on the New York Stock Exchange. While the New York Stock Exchange has not formally indicated that the Company has triggered any of the quantative tests, the Company did receive a letter from the New York Stock Exchange indicating that, based on a review of the Company's stock, the Company was close to triggering one of the quantative factors. No assurance can be made whether the Company can continue to maintain its current listing. In the event that the Company's Class A Stock is delisted by the New York Stock Exchange, the Company may not be able to have its shares listed on another stock exchange.

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

  A portion of the Company's consolidated long-term debt consists of obligations of certain of its foreign subsidiaries, which are denominated in the currencies of the countries in which these subsidiaries are located. The Company does not hedge these foreign denominated debt obligations, since all of the foreign debt is payable in the functional currencies of these foreign subsidiaries. Since there is no foreign currency exchange risk related to the debt obligations of these foreign subsidiaries, net (loss) income and net cash flows are not affected by changes in the foreign exchange rates of these obligations, and a 10% increase in the foreign exchange rates of these debt obligations would not have a material effect on the Company's financial position.

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

Risk Factors Relating to BSIS (After the Sale to Hexagon)

  The operations of the Company following the closing of the sale to Hexagon will consist primarily of the operations of BSIS, which is subject to a variety of risks and special considerations as set forth immediately below. See also "Forward Looking Statements" elsewhere in this Annual Report.

ITEM 7A--QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Refer to "Qualitative and Quantitative Disclosures About Market Risk" on Pages 29 and 30 of this Annual Report.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


                                                                        Page Number
                                                                        -----------

Report of Independent Auditors - Ernst & Young LLP                             32

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                             33

Consolidated Balance Sheets at December 31, 2000 and 1999                      34

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                             35

Consolidated Statements of Shareowners' Equity for the Years Ended
  December 31, 2000, 1999 and 1998                                             36

Notes to the Consolidated Financial Statements                            37 - 59

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors
 of Brown & Sharpe Manufacturing Company

  We have audited the accompanying consolidated balance sheets of Brown & Sharpe Manufacturing Company as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown & Sharpe Manufacturing Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

  The accompanying financial statements have been prepared assuming that Brown & Sharpe Manufacturing Company will continue as a going concern. As more fully described in Note 3, the Company has an operating loss and has not complied with certain covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.


                                           /s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 15, 2001

                     BROWN & SHARPE MANUFACTURING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 2000, 1999, and 1998
                 (dollars in thousands, except per share data)


                                                                                        2000          1999          1998
                                                                                      --------      --------      --------
                                                                                              (Restated Note 5)
Sales                                                                                 $280,007      $321,388      $339,030
Cost of goods sold (Note 4)                                                            191,079       233,622       223,999
Research and development expense                                                        11,657         8,783        10,523
Selling, general and administrative expense                                             79,447        84,999        84,895
Refinancing fees                                                                         3,615            --            --
Impairment of partially-owned affiliate (Note 5)                                         5,845            --            --
Restructuring charge (benefit) (Note 4)                                                 (4,001)       25,858          (896)
                                                                                      --------      --------      --------
  Operating (loss) profit                                                               (7,635)      (31,874)       20,509
Interest expense                                                                         9,029         7,384         6,164
Other income, net                                                                          642           515           949
                                                                                      --------      --------      --------
  (Loss) income from continuing operations before income taxes and
    cumulative effect of change in accounting principle                                (16,022)      (38,743)       15,294
Income tax provision                                                                     2,800         2,350         3,365
                                                                                      --------      --------      --------
  (Loss) income from continuing operations before cumulative effect of
    change in accounting principle                                                     (18,822)      (41,093)       11,929
Discontinued operations:
  Loss from operations                                                                  (4,849)       (1,781)           --
  Loss on disposal                                                                      (6,237)           --            --
                                                                                      --------      --------      --------
                                                                                       (11,086)       (1,781)           --
                                                                                      --------      --------      --------
(Loss) income before cumulative effect of change in accounting principle               (29,908)      (42,874)       11,929
Cumulative effect of change in accounting principle, net of income taxes
 (Note 2)                                                                              (27,401)           --            --
                                                                                      --------      --------      --------
Net (loss) income                                                                     $(57,309)     $(42,874)     $ 11,929
                                                                                      ========      ========      ========
Net (loss) income per common share, basic from continuing operations,
 before cumulative effect of change in accounting principle (Note 10)                 $  (1.37)     $  (3.06)     $   0.89
  Discontinued operations                                                                 (.81)         (.13)           --
  Cumulative effect of change in accounting principle                                    (2.00)           --            --
                                                                                      --------      --------      --------
Net (loss) income per common share, basic                                             $  (4.18)     $  (3.19)     $   0.89
                                                                                      ========      ========      ========
Net (loss) income per common share, diluted, from continuing operations
 before cumulative effect of change in accounting principle (Note 10)                 $  (1.37)     $  (3.06)     $   0.88
  Discontinued operations                                                                 (.81)         (.13)           --
  Cumulative effect of change in accounting principle                                    (2.00)           --            --
                                                                                      --------      --------      --------
Net (loss) income per common share, diluted                                           $  (4.18)     $  (3.19)     $   0.88
                                                                                      ========      ========      ========

    The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2000 and 1999
                 (dollars in thousands, except per share data)


                                                                                                      2000            1999
                                                                                                   ---------        --------
                                             ASSETS
Current assets:
  Cash and cash equivalents                                                                        $  27,213        $ 36,643
  Accounts receivable, net of allowances for doubtful accounts of $4,461 and
    $4,759                                                                                            35,094          88,300
  Inventories                                                                                         94,394          68,310
  Assets held for sale or disposition (Note 5)                                                         5,943               -
  Prepaid expenses and other current assets                                                            9,235           5,553
                                                                                                   ---------        --------
        Total current assets                                                                         171,879         198,806
Property, plant and equipment:
  Land (Note 5)                                                                                        3,772           6,510
  Buildings and improvements                                                                          25,670          35,465
  Machinery and equipment                                                                             80,792          94,011
                                                                                                   ---------        --------
                                                                                                     110,234         135,986
Less-accumulated depreciation                                                                         72,103          88,667
                                                                                                   ---------        --------
                                                                                                      38,131          47,319
Goodwill, net                                                                                          8,488          11,145
Other assets (Note 11)                                                                                32,147          44,907
                                                                                                   ---------        --------
                                                                                                   $ 250,645        $302,177
                                                                                                   =========        ========

                                  LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Notes payable to banks                                                                           $  38,956        $ 41,110
  Accounts payable                                                                                    45,431          41,916
  Accrued expenses and income taxes                                                                   63,009          52,504
  Current portion of long-term debt                                                                   54,404          53,585
                                                                                                   ---------        --------
        Total current liabilities                                                                    201,800         189,115
Long-term debt (Note 12)                                                                              10,772          15,445
Long-term liabilities (Note 13)                                                                       26,930          26,083
Commitments and Contingencies (Notes 9 and 17)                                                            --              --
Shareowners' Equity:
  Preferred stock, $1 par value; authorized 1,000,000 shares; none issued                                 --              --
  Common stock:
     Class A, par value $1; authorized 30,000,000 shares; issued shares
       13,328,774 in 2000 and 13,010,623 in 1999                                                      13,329          13,011
     Class B, par value $1; authorized 2,000,000 shares; issued 501,703 shares
       in 2000 and 504,414 shares in 1999                                                                502             504
  Additional paid-in capital                                                                         113,473         113,085
  Retained deficit                                                                                  (101,543)        (44,234)
  Accumulated other comprehensive loss                                                               (14,163)        (10,377)
  Treasury stock; 42,592 shares in 2000 and 1999, at cost                                               (455)           (455)
                                                                                                   ---------        --------
Total shareowners' equity                                                                             11,143          71,534
                                                                                                   ---------        --------
                                                                                                   $ 250,645        $302,177
                                                                                                   =========        ========

   The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2000, 1999, and 1998
                            (dollars in thousands)

                                                                                    2000            1999             1998
                                                                                  --------        --------         --------
Cash Provided By Operations:
Net (Loss) Income                                                                 $(57,309)       $(42,874)        $ 11,929

Adjustment for Noncash Items:
  Cumulative effect of change in accounting principle                               27,401              --               --
  Provision (benefit) for restructuring                                             (2,257)         30,506             (896)
  Depreciation and amortization                                                     11,593          13,039           11,132
  Pension charges                                                                      543           5,453            2,360
  Deferred income taxes                                                              1,484           3,691            1,035
  Termination indemnities                                                            1,033           1,134              336
  Provision for impaired assets                                                     11,960              --               --
  Other noncash items                                                                1,654           1,123              246
Changes in Working Capital:
  Decrease (increase) in accounts receivable                                        12,169           7,154           (1,224)
  (Increase) decrease in inventories                                                (4,112)          3,644           (6,051)
  (Increase) decrease in prepaid expenses and other current asset                   (1,527)          1,064             (181)
  (Decrease) increase in accounts payable and accrued expenses                      (2,945)         (8,659)          (1,325)
                                                                                  --------        --------         --------
     Net Cash (Used in) Provided by Operations                                        (313)         15,275           17,361
Investment Transactions:
Acquisitions, net of cash acquired                                                      --          (9,241)              --
Capital expenditures                                                                (6,105)         (9,144)         (17,160)
Proceeds from sale of fixed assets                                                   3,816              --               --
Other investing activities                                                              --          (5,633)          (4,764)
                                                                                  --------        --------         --------
     Net Cash Used in Investment Transactions                                       (2,289)        (24,018)         (21,924)
Financing Transactions:
(Decrease) in short-term debt                                                       (1,566)             --               --
Increase in short-term debt                                                             --          41,822               --
Proceeds from issuance of long-term debt                                                --              --              591
Principal payments of long-term debt                                                (3,280)         (4,109)          (2,938)
Other financing transactions                                                            --              --              278
                                                                                  --------        --------         --------
     Net Cash (Used in) Provided by Financing Transactions                          (4,846)         37,713           (2,069)
Effect Of Exchange Rate Changes on Cash                                             (1,982)         (4,617)          (1,536)
                                                                                  --------        --------         --------
Cash and Cash Equivalents:
(Decrease) increase during the year                                                 (9,430)         24,353           (8,168)
Beginning balance                                                                   36,643          12,290           20,458
                                                                                  --------        --------         --------
Ending balance                                                                    $ 27,213        $ 36,643         $ 12,290
                                                                                  ========        ========         ========
Supplementary Cash Flow Information:
Interest paid                                                                     $  7,546        $  6,703         $  3,856
                                                                                  ========        ========         ========
Taxes paid                                                                        $  2,300        $  2,386         $  1,975
                                                                                  ========        ========         ========


    The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY

                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

             For the Years Ended December 31, 2000, 1999, and 1998
                            (dollars in thousands)


                                                                                        Accumulated,
                                                                                       --------------
                                                     Common                                Other
                                                    --------                           --------------
                                                     Stock    Additional               Comprehensive
                                                    --------  ----------               --------------
                                                     $1 Par    Paid-In     Retained        Income      Treasury     Total
                                                    --------  ----------  -----------  --------------  ---------  ----------
                                            Shares   Value     Capital      Deficit        (Loss)        Stock      Equity
                                            ------  --------  ----------  -----------  --------------  ---------  ----------
Balance December 31, 1997                   13,335   $13,335    $111,772   $ (13,289)       $  2,603      $(455)   $113,966
Net Income                                      --        --          --      11,929              --         --      11,929
Foreign Currency Translation Adjustment         --        --          --          --           2,925         --       2,925
                                            ------   -------    --------   ---------        --------      -----    --------
Comprehensive Income                                                                                                 14,854
                                                                                                                   --------
ESOP Contribution                               52        52         458          --              --         --         510
Stock Options Exercised                         47        47         278          --              --         --         325
                                            ------   -------    --------   ---------        --------      -----    --------
Balance December 31, 1998                   13,434    13,434     112,508      (1,360)          5,528       (455)    129,655
                                            ------   -------    --------   ---------        --------      -----    --------
Net Loss                                        --        --          --     (42,874)             --         --     (42,874)
Foreign Currency Translation Adjustment         --        --          --          --         (15,905)        --     (15,905)
                                            ------   -------    --------   ---------        --------      -----    --------
Comprehensive Loss                                                                                                  (58,779)
                                                                                                                   --------
ESOP Contribution                               81        81         577          --              --         --         658
                                            ------   -------    --------   ---------        --------      -----    --------
Balance December 31, 1999                   13,515    13,515     113,085     (44,234)        (10,377)      (455)     71,534
                                            ------   -------    --------   ---------        --------      -----    --------
Net Loss                                        --        --          --     (57,309)             --         --     (57,309)
Foreign Currency Translation Adjustment         --        --          --          --          (3,786)        --      (3,786)
                                            ------   -------    --------   ---------        --------      -----    --------
Comprehensive Loss                                                                                                  (61,095)
                                                                                                                   --------
ESOP Contribution                              316       316         388          --              --         --         704
                                            ------   -------    --------   ---------        --------      -----    --------
Balance December 31, 2000                   13,831   $13,831    $113,473   $(101,543)       $(14,163)     $(455)   $ 11,143
                                            ======   =======    ========   =========        ========      =====    ========

    The accompanying notes are an integral part of the financial statements.

                     BROWN & SHARPE MANUFACTURING COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)



1.   SIGNIFICANT ACCOUNTING POLICIES

Business

     Brown & Sharpe Manufacturing Company is a multinational manufacturer of metrology products, which include manual and computer-controlled high precision machines, mechanical and electronic measuring and inspection tools, and until its discontinuance in 2000 (see Note 5), surface inspection systems. The principal markets for its products are North America, Europe, Asia, South America, and the Middle East. The primary end user markets for its products are the automotive, aerospace, industrial machinery, electronics, and computer industries.


Basis of Presentation

     The consolidated financial statements include the accounts of the Company and all subsidiaries. Intercompany transactions have been eliminated from the consolidated financial statements. Investments in 20% to 50% partially-owned affiliates are accounted for on the equity method.

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

     Certain account balances for prior years have been reclassified to conform with the 2000 presentation.


Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on a last-in, first-out (LIFO) basis for all domestic inventories and principally on a first-in, first-out (FIFO) basis for inventories outside the United States. Provision is made to reduce slow-moving and obsolete inventories to net realizable values. Current FIFO cost exceeds the LIFO value of inventories by approximately $15,380 and $12,532 at December 31, 2000 and 1999, respectively. Year-end inventories valued under the LIFO method were $32,779 in 2000 and $17,991 in 1999.

     The composition of inventory at year end was as follows:

                                                                      2000           1999
                                                                    -------        -------
     Parts, raw materials and supplies                              $31,563        $29,591
     Work in progress                                                14,731         14,274
     Finished goods                                                  48,100         24,445
                                                                    -------        -------
                                                                    $94,394        $68,310
                                                                    =======        =======

                     BROWN & SHARPE MANUFACTURING COMPANY

Property, Plant and Equipment

     Property, plant and equipment is carried at cost and is being depreciated principally on a straight-line basis over the estimated useful lives of the assets which generally range from 20 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Depreciation expense was $7,511, $9,468 and $7,624 in 2000, 1999, and 1998, respectively. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in income. At December 31, 2000, land and buildings with a net book value of $13,777 were pledged as collateral for mortgage loans of $11,509.


Goodwill and Other Assets

     Goodwill, which is net of accumulated amortization of $5,374 in 2000 and $4,700 in 1999, is being amortized on a straight-line basis over periods ranging from 7 to 20 years. In 1999, the Company reduced goodwill $250 to reflect a reduction of a deferred tax liability recorded as part of a purchase price adjustment for a business combination occurring in prior years. Amortization expense amounted to $674 in 2000 and $670 in 1999, and $583 in 1998.

     Other assets includes software and software development costs, along with certain intangible assets, which are being amortized on a straight-line basis over periods ranging from 3 to 10 years. Amortization expense for these assets was $2,543, $2,901, and $2,925, in 2000, 1999, and 1998, respectively.
Accumulated amortization for these assets was $16,445 in 2000 and $13,902 in 1999.


Foreign Currency

     Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates, and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners' equity account "accumulated other comprehensive loss."

     There were no forward exchange contracts outstanding at December 31, 2000 and 1999. A transaction gain of $47 was recorded in 1999 while transaction losses of $2,786 and $508 were recorded in 2000 and 1998, respectively.


Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. At December 31, 2000 and 1999, the Company had no significant concentrations of credit risk.

                     BROWN & SHARPE MANUFACTURING COMPANY

Stock Incentive Plans

     The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees" (see Footnote 8 for further details).


Income Taxes

     The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

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

Cash and Cash Equivalents

     Cash and cash equivalents are comprised of cash on hand and deposits in banks with a maturity of three months or less. The carrying amount of cash and cash equivalents approximates fair value.


Advertising Cost

     The Company expenses advertising costs as incurred. Advertising expense for the three years ended December 31, 2000 was approximately $3,800, $4,100, and $4,300, respectively.

2.   ACCOUNTING CHANGE

     In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). As a result of adopting SAB 101, the Company changed the way it recognizes revenue for machines sold to customers. Prior to the adoption of SAB 101, the Company recognized revenue when the machines were shipped and title passed to the customer. Effective as of January 1, 2000, the Company recognizes revenue for machines sold to customers once the performance of machines is accepted by the customers. The effect of applying this change in accounting principle was to decrease 2000 sales $8,500 and increase the 2000 net loss by $4,400 ($0.32 per share). In addition, the results of operations for the year ended December 31, 2000 includes a charge of $27,401 (net of an income tax benefit of $600), or $2.00 per share.

                     BROWN & SHARPE MANUFACTURING COMPANY

     Adopting this new method of revenue recognition for 2000, 1999 and 1998, would have produced the following pro forma results:

                                                                             2000          1999        1998
                                                                           --------      --------     -------
As reported, before the cumulative effect of the accounting change
  Net (loss) income                                                        $(29,908)     $(42,874)    $11,929
  Net (loss) income per common share, basic                                $  (2.18)     $  (3.19)    $  0.89
  Net (loss) income per common share, diluted                              $  (2.18)     $  (3.19)    $  0.88

Pro forma, assuming the accounting change is applied retroactively:
  Net (loss) income                                                        $(29,908)     $(45,677)    $ 7,923
  Net (loss) income per common share, basic                                $  (2.18)     $  (3.40)    $  0.59
  Net (loss) income per common share, diluted                              $  (2.18)     $  (3.40)    $  0.58

3.   GOING CONCERN

     In 2000, the Company incurred a net loss amounting to $57,309, which included the cumulative effect of a change in accounting principle amounting to $27,401 (see Note 2). In addition to the operating loss, the Company also incurred a loss amounting to $3,786 arising from the translation of the balance sheets of its foreign subsidiaries, which are denominated in foreign currencies. This loss was recorded as Other Comprehensive Loss and classified in shareowners' equity. The aggregate effect of the 2000 net loss and the loss arising from foreign translation reduced the Company's net worth at December 31, 2000 by $61,095.

     The 1999 operating results caused the Company to violate certain of its loan covenants with several banks who had provided the Company with a $30,000, three-year syndicated, multi-currency revolving credit facility, which had a $27,400 balance outstanding at December 31, 2000, and with its private placement lenders who had provided $50,000 of long-term financing in 1997 (see Note 12). The 1999 operating loss caused the Company to violate the debt to EBITDA ratio and debt to net worth ratio covenants, as well as certain other covenants. In November 1999, the Company's lenders granted waivers curing the financial covenant defaults incurred under its loan agreements through the end of 1999. The lending agreements were also amended at that time to add certain other covenants, including a requirement that the Company complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company was unable to complete a refinancing by January 31, 2000. On February 7, 2001, the Company's lenders granted waivers curing the requirements that the Company complete a subordinated debt financing and amended the maturity date of the revolving credit facility to be the earlier of the completion of the sale to Hexagon or April 30, 2001.

     On November 16, 2000, the Company entered into an Acquisition Agreement with Hexagon, A.B. of Stockholm, Sweden, in which Hexagon will purchase substantially all of the Company's world-wide Metrology Business. The Company will retain ownership of its software development business, BSIS, which is focused on the commercialization of new metrology software, and certain real estate in the United States and the United Kingdom. The purchase price for the Metrology Business is $160,000 in cash plus an additional contingent cash payment of up to $20,000, based on the operating profit of its Metrology Business (as defined) for the year ended December 31, 2000, subject to an adjustment up or down depending on the net cash position (net of indebtedness) of the subsidiaries being transferred to Hexagon at the closing. Hexagon will also pay $2,500 at closing and an additional $4,500 over three years after the closing to acquire a minority interest in BSIS.

                     BROWN & SHARPE MANUFACTURING COMPANY

     The Company intends to pay off at the closing all of the Company's outstanding debt to its banks and private placement lenders. The Company will also retain various liabilities which it will settle shortly after the closing. The Company expects to use a substantial amount of the net proceeds to fund a distribution to its shareowners.

     The transaction is subject to shareowner approval and a meeting to vote on the transaction is expected to be held in March or April 2001. If the shareowners do not approve the transaction, the Company must seek other strategic alternatives, including sale or merger of the Company in order to satisfy its senior lenders because the Company is unable to pay its loans if they are called and bankruptcy reorganization could be one of the possible consequences.

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

4.   RESTRUCTURING CHARGE

     During 1999, the Company implemented a plan in which it reorganized each of its significant operating divisions. A portion of the plan provided for the reorganization of the manufacturing and administrative operations of its Precision Measuring Instruments Division ("PMI") by consolidating all of PMI's European manufacturing sites into one location in Renens, Switzerland and was designed to provide for greater production and administrative efficiencies. The PMI reorganization eliminated four factories in Europe. The total charge related to the PMI Division amounted to approximately $17,200 during 1999. The 1999 reorganization plan also included a strategy for the Measuring Systems Division ("MSD") in which a focus factory mission would be implemented, where each factory would function as a center of excellence with a goal of taking advantage of product strengths in each of the manufacturing sites. The MSD plan also provided for cost improvements in the R&D, selling, and service areas. MSD's portion of the total restructuring charge was approximately $10,700. Finally, the Company also reorganized the Custom Metrology Division ("CMD") located in Telford, England by exiting certain non-core products and eliminating operating cost that was related to those products. The restructuring charge applicable to CMD amounted to approximately $7,900. Total charges for Corporate were approximately $2,500.

     As a result of the 1999 Corporate-wide restructuring, the Company recorded restructuring charges totaling $36,798 net of a $1,470 tax benefit ($2.73 per share). The 1999 restructuring charge, as well as the 1997 charge discussed below, included costs associated with involuntary employee termination benefits for employees (415 in 1999 and 160 in 1997), writedowns of inventory to net realizable value, writedowns of impaired fixed assets and certain intangible assets to fair value, and other restructuring costs.

     In 1997, the Company also implemented a reorganization plan in which it restructured certain of its European operations, along with other less significant changes in other parts of the world. As a result of the restructuring, the Company recognized a charge in 1997 amounting to $16,220 ($1.22 per share).

                     BROWN & SHARPE MANUFACTURING COMPANY

     During 2000, the Company realized a net gain of approximately $1,800 arising from the sale of real estate located in the United Kingdom that was closed as a result of the 1999 restructuring of the PMI division.

     The 1997 restructuring plan is completed and the 1999 plan is completed at all locations except for a small number of employees in Italy will be leaving in the first half of 2001.

     The following is an analysis of the restructuring charges and reserves for each plan:

1997 Restructuring

                                        Employee                        Fixed Asset
                                    -----------------                  --------------
                                       Termination                          and
                                    -----------------                  --------------
                                       Benefits(2)       Inventory       Intangible         Other           Total
                                    -----------------  --------------  --------------  ---------------  --------------
Balance December 31, 1997               $   7,550            $ 5,373         $ 1,647          $ 1,650         $16,220
  Utilized                                 (4,029)            (1,663)         (1,647)          (1,432)         (8,771)
  Other                                      (882)(1)             --              --               --            (882)
                                        ---------            -------         -------          -------         -------
Balance at December 31, 1998                2,639              3,710              --              218           6,567
  Utilized                                   (992)              (297)             --             (218)         (1,507)
                                        ---------            -------         -------          -------         -------
Balance at December 31, 1999                1,647 (3)          3,413              --               --           5,060
  Utilized                                   (543)              (610)             --               --          (1,153)
  Other                                      (137)(5)             --              --               --            (137)
                                        ---------            -------         -------          -------         -------
Balance at December 31, 2000            $     967 (3)        $ 2,803         $    --          $    --         $ 3,770
                                        =========            =======         =======          =======         =======


1999 Restructuring

                                        Employee                          Fixed Asset
                                    -----------------                  -----------------
                                       Termination                            and
                                    -----------------                  -----------------
                                       Benefits(2)       Inventory        Intangible            Other             Total
                                    -----------------  --------------  -----------------  -----------------  ---------------
Balance at January 1, 1999              $      --            $    --         $    --          $      --            $     --
  1999 Charges                             11,420             12,409           8,767              5,672              38,268
  Utilized                                 (6,307)            (6,275)         (6,485)              (580)            (19,647)
                                        ---------            -------         -------          ---------            --------
Balance December 31, 1999                   5,113              6,134           2,282              5,092              18,621
  Utilized                                 (2,699)            (3,940)         (1,799)            (2,544)            (10,982)
  Benefit                                    (600)(6)             --            (483)(7)         (1,037)(7)          (2,120)
                                        ---------            -------         -------          ---------            --------
Balance at December 31, 2000            $   1,814 (4)        $ 2,194         $    --          $   1,511 (4)        $  5,519
                                        =========            =======         =======          =========            ========


(1) Includes a $896 reversal for employee termination benefits arising from changes in final settlement allowances with certain employees due to conditions arising in 1998. The remainder of the adjustment is due to foreign exchange.
(2) Personnel reductions amounted to 121 in 2000, 257 in 1999 and 159 in 1998.

                     BROWN & SHARPE MANUFACTURING COMPANY

(3) Future cash payments relating to employee termination benefits amount to $364 in 2001, $238 in 2002 and $365 thereafter.
(4) Future cash payments relating to employee termination benefits, leases, and other restructuring costs amount to $3,140 in 2001, $134 in 2002 and $51 thereafter.
(5) Includes a $137 reversal for employee termination benefits arising from changes in final settlement allowances with certain employees that were different from the amounts expected to be paid at the accrual date.
(6) Includes a $600 reversal for employee termination benefits due to the resignation of certain employees before the Company became obligated to pay these individuals.
(7) Represents a reversal of $483, $565, and $472 for leasehold improvements, lease commitments and the sublease of rental property, respectively, as a result of a decision in 2000 to not vacate a plant that was included in the 1999 restructuring plan.


5.   BUSINESS COMBINATION AND DISCONTINUANCE

     During 1999, management entered into two separate transactions that were intended to extend the Company's core methodology expertise into new markets. In June, the Company incorporated Brown & Sharpe's Surface Inspection Systems ("SIS") to acquire substantially all of the assets and assume certain liabilities of Display Inspection Systems, Inc. and Digital Data Inspection Systems, Ltd. for cash amounting to $5,400. This acquisition was entered into to expand the Company's presence in the electronics market (see below). In August 1999, the Company acquired a 60% interest in QI Tech, (subsequently named Brown & Sharpe/Qianshao ("BSQ"), located in the People's Republic of China for cash amounting to $3,800. The BSQ investment was entered into in order to expand the Company's presence in the Asian market. Both of these transactions were accounted for using the purchase method of accounting with the operating results of these companies included in the Company's consolidated results of operations beginning on the date of acquisition. The excess of cost over the estimated value of net assets acquired in these acquisitions was allocated to goodwill, which amounted to $3,000, and will be amortized on a straight-line basis over 20 years.

     The unaudited pro forma consolidated results of operations, assuming the above acquisitions had been made at January 1, 1998, is as follows:

                                                        December 31
                                                    -------------------
                                                      1999       1998
                                                    ---------  --------
          Sales                                     $325,357   $342,829
          Net (loss) income                          (42,452)     9,768
          Net (loss) income per common share:
                Basic                               $  (3.15)  $   0.73
                Diluted                             $  (3.15)  $   0.72

     In the second quarter of 2000, the Board of Directors approved a plan to discontinue the Electronics Division (ED). As a result of a study to determine the future of ED, management concluded that the carrying value of ED exceeded the fair value of these assets and recorded a $7,600 charge to adjust the carrying value of the impaired assets to fair value. A charge amounting to $1,100 was recorded in operating results to record inventory at net realizable value. In February 2001, the Company entered into an agreement to sell ED. Under the terms of the agreement, the Company is expecting to receive cash consideration of approximately $2,000, subject to post-closing adjustments.

                     BROWN & SHARPE MANUFACTURING COMPANY

     The results of operations of ED have been classified as discontinued operations and prior periods have been restated. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Selected results for ED are as follows:

                                                       2000            1999            1998
                                                     --------         -------        --------
            Revenues                                 $    385         $ 1,912           $  --
            Loss from operations                       (4,849)         (1,781)             --
            Loss on disposal                           (6,237)             --              --
                                                                                           --
                                                     --------         -------        --------
                                                     $(11,086)        $(1,781)          $  --
                                                     ========         =======        ========

  Assets and liabilities, excluding intercompany amounts of ED included in the consolidated statements of financial position, are as follows:

                                                                       2000             1999
                                                                      -------        ---------
            Current assets                                            $2,313            $2,863
            Total assets                                               2,313             8,334
            Current liabilities                                        1,120             1,242
            Total liabilities                                          1,120             1,242

     In the third quarter of 2000, management decided to discontinue the development of noncontact sensor technology. As a result of this decision, the Company wrote-off its investment in its joint venture, Metroptic Technology, Ltd. and certain other costs that were dedicated to the development of the noncontact technology and incurred a charge amounting to $5,800. This investment was part of the MS segment.

     Assets held for sale or disposition at December 31, 2000, are comprised of land and building in North Kingstown, RI of $3,630 and current assets of ED of $3,313. In addition, real estate with a net book value of $414, which is available for sale, is classified in property, plant and equipment.

6.   INCOME TAXES

     (Loss) income from continuing operations before income taxes and the cumulative effect of a change in accounting principle consisted of the following:

                                                                     2000                1999                1998
                                                                 --------            --------             -------
     Domestic                                                    $(23,865)           $(16,325)            $(4,418)
     Foreign                                                        7,843             (22,418)             19,712
                                                                 --------            --------             -------
       (Loss) income from continuing operations before
        income taxes and cumulative effect of change
        in accounting principle                                  $(16,022)           $(38,743)            $15,294
                                                                 ========            ========             =======

                     BROWN & SHARPE MANUFACTURING COMPANY

     The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                                       2000                1999                 1998
                                                                      -------            --------              -------
Taxes computed at 34%                                                 $(5,448)           $(13,173)             $ 5,200
Goodwill amortization                                                      92                 106                  106
Local foreign tax                                                         776               1,474                1,267
Additional tax on foreign income                                           --                  --                  789
State taxes (net)                                                          67                  73                   99
Net operating losses and other losses                                   7,583                 365               (4,389)
Restructuring charge                                                       --              10,513                   --
Valuation allowance recorded for deferred tax asset                        --               3,106                   --
Other (net)                                                              (270)               (114)                 293
                                                                      -------            --------              -------
  Income tax provision                                                $ 2,800            $  2,350              $ 3,365
                                                                      =======            ========              =======


  The income tax provision (benefit) from continuing operations before the cumulative effect of the change in accounting principle consisted of the following:

                                                                        2000               1999                 1998
                                                                       ------            -------              -------
Current:
  Federal                                                              $   --            $(2,482)             $ 1,355
  State                                                                   101                110                  150
  Foreign                                                               1,215              1,031                  825
                                                                       ------            -------              -------
                                                                        1,316             (1,341)               2,330
Deferred:
  Federal                                                                  --              2,933               (1,663)
  Foreign                                                               1,484                758                2,698
                                                                       ------            -------              -------
                                                                        1,484              3,691                1,035
                                                                       ------            -------              -------
Income tax provision                                                   $2,800            $ 2,350              $ 3,365
                                                                       ======            =======              =======

     Provision has not been made for U.S. taxes on $59,635 of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested.

                     BROWN & SHARPE MANUFACTURING COMPANY

  The components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                                         2000               1999
                                                                                        -------            -------
Deferred tax assets:
  Inventory reserves                                                                    $ 5,794            $ 5,457
  Warranty expense                                                                          697                800
  Allowance for doubtful accounts                                                           797                708
  Depreciation                                                                            1,407              1,350
  Tax credit and loss carryforwards                                                      42,408             34,911
  SAB 101                                                                                10,864                 --
  Restructuring reserves                                                                  5,676              8,527
  Other                                                                                   9,153              3,542
                                                                                        -------            -------
     Gross deferred assets                                                               76,796             55,295
Less valuation allowance                                                                 68,331             51,676
                                                                                        -------            -------
     Deferred tax asset                                                                 $ 8,465            $ 3,619
                                                                                        =======            =======
Deferred tax liabilities:
  Pension expense                                                                       $ 1,913            $ 2,167
  Inventory reserves                                                                      2,885              1,720
  Depreciation                                                                            1,785              1,600
  Other                                                                                   6,353              1,671
                                                                                        -------            -------
     Deferred tax liability                                                             $12,936            $ 7,158
                                                                                        =======            =======


     A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carryforwards and a portion of the other deferred tax assets. The Company recorded a $16,655 increase in the valuation allowance to reflect management's uncertainty regarding the realization of previously recognized tax loss carryforwards in another tax jurisdiction and certain other deferred tax assets. The recognition of any future tax benefits resulting from the reduction of $5,827 of the valuation allowance will reduce any goodwill related to the DEA acquisition remaining at the time of such reduction.

     For income tax purposes, the Company has operating loss and capital loss carryforwards of $6,400 and $100, respectively, in the U.K., operating loss and capital loss carryforwards of $25,800 and $3,700, respectively, in the U.S. and net operating loss carryforwards of $32,000, $8,800, $5,100, and $5,500, respectively, in Germany, France, Japan, and Italy. The French, Japanese, and Italian carryforwards expire between 2001 and 2006. The U.S. capital loss carryforward expires in 2002 and 2003 and the U.S. net operating loss carryforward expires in 2018 and 2020. There is no time limit for the U.K. and German carryforwards.

     The Internal Revenue Service is currently examining the U.S. income tax returns through 1998. The Company believes it has adequately provided for any additional tax assessment.

                     BROWN & SHARPE MANUFACTURING COMPANY

7.   OTHER INCOME AND EXPENSE

     Other income (expense), net from continuing operations includes:

                                                                                 2000            1999           1998
                                                                               ------           -----         ------
     Interest income                                                           $1,192           $ 901         $1,106
     Equity interest in net loss of less than 50% owned investments              (710)           (865)          (566)
     (Loss) gain on sale of fixed assets                                          (57)             27             18
     Other income                                                                 217             452            391
                                                                               ------           -----         ------
                                                                               $  642           $ 515         $  949
                                                                               ======           =====         ======

8.   INCENTIVE AND RETIREMENT PLANS

     The Company has for many years utilized stock options and other stock-based awards as part of its overall management incentive compensation programs. The 1989 Equity Incentive Plan ("the `89 Plan") as amended, expired February 24, 1999. On February 12, 1999, the Company adopted the 1999 Equity Incentive Plan ("the `99 Plan").


Stock Incentive Plans

     Under the provisions of the Company's 1999 Equity Incentive Plan ("the `99 Plan") and the 1989 Equity Incentive Plan ("the `89 Plan"), which has expired and under which no further awards may be granted, a variety of stock and stock based incentive awards, including stock options are available to be granted to eligible key employees of the Company and its subsidiaries. The Plans permit the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. Options were granted in 2000 under the `99 Plan to purchase a total of 236,000 shares for a seven-year term, of Class A Common Stock granted at exercise prices between $1.875 and $2.375 per share. A total of 221,000 of options granted in 2000 become fully exercisable after April 28, 2007; the remaining 15,000 of options granted in 2000 become fully exercisable after July 31, 2007 (the "Vesting Date") except, however, that options for up to one-third of the shares shall become exercisable and vest on and after each of the dates that the Company's thirty-day average closing share price reaches $10.00, $15.00 and $20.00, respectively, at any time prior to the Vesting Date. The exercise price for Shares covered by options awarded under the `99 Plan were 100% of the market value on the date such options are granted. The aggregate amount of shares of Class A or Class B Common Stock, including options, which may be awarded under the `99 Plan are 1,800,000. Including forfeiture, 919,300 shares of Class A Common Stock remain available at December 31, 1999 for issuance under the `99 Plan in connection with future awards.

     All options granted under the `99 Plan and the `89 Plan become vested upon a stockholder vote to sell substantially all assets of the Company.

                     BROWN & SHARPE MANUFACTURING COMPANY

  Option activity during the past three years is summarized as follows:

                                                2000                         1999                        1998
                                      -------------------------   -------------------------   -------------------------
                                      Options   Weighted-Average  Options   Weighted-Average  Options   Weighted-Average
                                      -------   ----------------  -------   ----------------  -------   ----------------
                                         (000)   Exercise Price      (000)   Exercise Price      (000)   Exercise Price
                                        -----   ----------------    -----   ----------------    -----   ----------------
Outstanding--beginning of year.         2,008         $7.16         1,244         $10.05          904        $ 9.69
Granted                                   236          1.91           803           2.51          464         10.12
Exercised                                  --            --            --             --          (47)         6.84
Forfeited or canceled                    (355)         7.85           (39)         12.04          (77)        10.73
                                        -----         -----         -----         ------        -----        ------
Outstanding--end of year                1,889          5.83         2,008           7.16        1,244         10.05
                                        =====                       =====                       =====
Exercisable at end of year                955         $9.77           760         $ 9.57          367        $ 9.54
Weighted-average fair value of
 options granted during the year                      $1.65                       $ 1.10                     $ 3.73

  Exercise prices for options outstanding as of December 31, 2000 ranged from $1.875 to $14.125. The weighted-average remaining contractual life of those options is 6.10 years.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 5.0%, 5.9%, and 5.4%, volatility factors of the expected market price of the Company's common stock of 128%, 45%, and 35%, and a weighted-average expected life of the option of 4.25 years. No dividend yield was utilized due to the fact that the Company does not anticipate that it will pay dividends in the foreseeable future.

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

                     BROWN & SHARPE MANUFACTURING COMPANY

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  2000            1999            1998
                                                                --------        --------         -------
  Pro forma net (loss) income                                  $(57,765)       $(43,934)        $10,884
  Pro forma (loss) earnings per share:
     Basic and diluted                                         $  (4.21)       $  (3.26)        $  0.81

Profit Incentive Plan

  Under the provisions of the Company's Amended Profit Incentive Plan as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. Plan awards provisions under the Plan in the amounts of $1,659, $1,152, and $2,194, were made in 2000, 1999, and 1998, respectively, based on performance objectives for the respective year.

Long-Term Deferred Cash Incentive Plan

  The Brown & Sharpe Key Employee's Long-Term Deferred Cash Incentive Plan (the "LTDCIP") provides long-term deferred incentive compensation to key executive employees of the Company with award credits being established, subject to certain vesting requirements, in unfunded LTDCIP accounts for each LTDCIP participant. For 1997 an award pool calculated at 6% of adjusted annual pre-tax income (as defined in the LTDCIP) was shared by LTDCIP participants, pro rata based on annual participant salaries. The LTDCIP was amended in 1998 to provide that beginning in 1998 participant award opportunities are individually determined by the Compensation and Nominating Committee of the Board of Directors administering the LTDCIP as a percentage of adjusted annual pre-tax profit. The 2000, 1999, and 1998, consolidated financial statements contain provisions resulting from awards made under this Plan of $(149), $231, and $222, respectively.


Savings Plans

  The Company has 401(k) stock bonus and thrift savings plans for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios and Company stock. The savings plans' expense for the three years ended December 31, 2000 was $2,052, $1,994, and $1,858, respectively.


Stock Ownership Plan

  Under the provisions of the Company's Employee Stock Ownership Plan (ESOP), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age. The ESOP may also borrow funds to purchase common shares, in which event the Company would contribute amounts as necessary to pay down the indebtedness. ESOP expense was $0 in 2000, $704 in 1999, and $657 in 1998. In lieu of a contribution to the ESOP, the Board of Directors approved an additional 2% contribution to each participant of the Savings Plan during 2000. At December 31, 2000, there were no unallocated shares of Class A Common Stock and Class B Common Stock held in the ESOP as all shares were allocated to participants' accounts.

                     BROWN & SHARPE MANUFACTURING COMPANY

Retirement Plans

  The Company has a defined contribution retirement plan covering employees in its Swiss subsidiary and defined benefit retirement plans covering substantially all employees in its U.K. and German subsidiaries, as well as, beginning in 1998, a Senior Executive Supplemental Umbrella Pension Plan covering certain key employees of the parent company in the United States. The Defined Contribution Plan expense for the three years ended December 31, 2000 was $1,089, $1,148, and $1,249, respectively.

  The defined benefit plans provide benefits based on years of service and employee compensation. Retirement costs under the plans are compiled based on the projected unit credit actuarial method.

  The following is an analysis of the change in benefit obligation, change in plan assets, weighted-average assumptions, and components of net periodic benefit cost for the three years ended December 31, 2000.

                                                                                 Pension Benefits
                                                                      --------------------------------------
                                                                         2000          1999           1998
                                                                      ---------       -------       --------
Change in benefit obligation
Benefit obligation at beginning of year                                 $34,405       $33,344       $23,940
Prior service cost                                                           --            --         2,871
Service cost                                                                707         2,580         2,329
Interest cost                                                             1,970         2,058         2,070
Plan participants' contributions                                             90           357           392
Amendments                                                                   --           189            --
Foreign exchange gain (loss)                                             (1,992)       (1,459)          463
Actuarial gain (loss)                                                      (375)       (1,273)        2,916
Benefits paid                                                            (2,261)       (1,391)       (1,637)
                                                                        -------       -------       -------
Benefit obligation at end of year                                       $32,544       $34,405       $33,344
                                                                        =======       =======       =======
                                                                                 Pension Benefits
                                                                      --------------------------------------
                                                                         2000          1999           1998
                                                                      ---------       -------       --------
Change in plan assets
Fair value of plan assets at beginning of year                           31,347        29,624        26,505
Actual return on plan assets                                                417         3,412         4,616
Employer contributions                                                      932            --            --
Foreign exchange (loss) gain                                             (2,283)         (789)          140
Benefits paid                                                            (2,261)         (900)       (1,637)
                                                                        -------       -------       -------
Fair value of plan assets at end of year                                $28,152       $31,347       $29,624
                                                                        =======       =======       =======

Unfunded status                                                         $(4,392)      $(3,058)      $(3,720)
Unrecognized net actuarial loss                                          (3,232)       (4,941)       (1,934)
Unrecognized prior service cost                                             269           324         3,237
                                                                        -------       -------       -------
Accrued benefit cost                                                    $(7,355)      $(7,675)      $(2,417)
                                                                        =======       =======       =======
                                                                                 Pension Benefits
                                                                      --------------------------------------
                                                                         2000          1999           1998
                                                                      ---------       -------       --------
Components of net periodic benefit cost
Service cost                                                            $   707       $ 2,580       $ 2,329
Interest cost                                                             1,970         2,058         2,070
Expected return on plan assets                                           (1,742)       (3,418)       (4,078)
Amortization of prior service cost                                           38         4,694         2,509
Recognized net actuarial loss                                              (430)         (461)         (470)
                                                                        -------       -------       -------
Net periodic benefit cost                                               $   543       $ 5,453       $ 2,360
                                                                        =======       =======       =======

                     BROWN & SHARPE MANUFACTURING COMPANY

                                                                Pension Benefits
                                                       ----------------------------------
                                                           2000      1999       1998
                                                           ----      ----       ----
Weighted-average assumptions as of December 31
Discount rate                                               6.8%      7.0%      6.83%
Expected return on plan assets                              6.6%      7.0%      6.50%
Rate of compensation increase                               4.4%      4.5%      4.50%

     The amortization of prior service cost increased in 1999 due to a change in estimate of years of service expected to be rendered in the future by certain participants in the United States plan.


9.   RENTAL EXPENSE AND LEASE COMMITMENTS

     At December 31, 2000, the Company was obligated under operating leases expiring on various dates. Rental expense for the three years ended December 31, 2000 was $4,707, $6,093, and $6,222, respectively. Annual rental commitments under noncancelable leases pertaining principally to buildings and equipment at December 31, 2000 are $4,521, $3,261, $2,316, $1,319, and $678 for the years
2001 through 2005, and aggregate to $3,573 for all years subsequent to 2005.


10.  NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                                      2000          1999        1998
                                                                                    --------      --------     -------
Numerator:
  (Loss) Income from Continuing Operations before Cumulative Effect of
    Change in Accounting Principle                                                  $(18,822)     $(41,093)    $11,929
  Loss from Discontinued Operations                                                  (11,086)       (1,781)         --
                                                                                    --------      --------     -------
  (Loss) Income Before Cumulative Effect of Change in Accounting
    Principle                                                                        (29,908)      (42,874)     11,929
Cumulative Effect of Change in Accounting Principle                                  (27,401)           --          --
                                                                                    --------      --------     -------
Net (Loss) Income                                                                   $(57,309)     $(42,874)    $11,929
                                                                                    ========      ========     =======
Denominator for Basic Earnings Per Share:
  Weighted-Average Shares                                                             13,723        13,456      13,387
Effect of Dilutive Securities:
  Employee Stock Options                                                                  --            --         138
                                                                                    --------      --------     -------
Denominator for Diluted Earnings Per Share:
  Weighted-Average Shares and Assumed Conversions                                     13,723        13,456      13,525
                                                                                    ========      ========     =======
Basic (Loss) Earnings Per Share from Continuing Operations Before
 Cumulative Effect of Change in Accounting Principle                                $  (1.37)     $  (3.06)    $  0.89
Discontinued Operations                                                                 (.81)         (.13)         --
Cumulative Effect of Change in Accounting Principle                                    (2.00)           --          --
                                                                                    --------      --------     -------
Basic (Loss) Earnings Per Share                                                     $  (4.18)     $  (3.19)    $  0.89
                                                                                    ========      ========     =======
Diluted (Loss) Earnings Per Share from Continuing Operations Before
 Cumulative Effect of Change in Accounting Principle                                $  (1.37)     $  (3.06)    $  0.89
Discontinued Operations                                                                 (.81)         (.13)         --
Cumulative Effect of Change in Accounting Principle                                    (2.00)           --          --
                                                                                    --------      --------     -------
Diluted (Loss) Earnings Per Share                                                   $  (4.18)     $  (3.19)    $  0.89
                                                                                    ========      ========     =======

                     BROWN & SHARPE MANUFACTURING COMPANY

   Diluted loss per share is the same as basic loss per share in 2000 and 1999 because the computation of diluted earnings per share would have an antidilutive effect on loss per share.

11.   OTHER ASSETS

                                                             2000           1999
                                                            -------        -------
  Enterprise resource planning                              $ 3,722        $ 3,914
  Other internal use software costs                           3,098          3,763
  Demonstration equipment                                     8,824         10,138
  Developed software                                          3,425          3,562
  Prepaid pension                                             5,612          5,897
  Equity investments                                          2,305          6,527
  Patents                                                        --          3,500
  Capitalized acquisition cost                                2,700          3,300
  Other                                                       2,461          4,306
                                                            -------        -------
                                                            $32,147        $44,907
                                                            =======        =======

  During 2000, other includes the following: Capitalized leases--$800, deferred pension assets--$700; capitalized debt cost--$800 and miscellaneous--$200.

  During 1999, other includes the following: Capitalized leases--$1,600, deferred pension assets--$1,400, capitalized debt cost--$900 and miscellaneous-- $400.

12.   SHORT-TERM AND LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                                        2000           1999
                                                                                       -------        -------
   8.79% term loan                                                                     $50,000        $50,000
   Mortgages at rates ranging from 4.25% to 8.98%                                       11,509         14,491
   Notes payable, due various dates with interest rates ranging from 2.96%
       to 8.22%                                                                          3,667          4,539
                                                                                       -------        -------
                                                                                        65,176         69,030
   Less: current installments                                                           54,404         53,585
                                                                                       -------        -------
   Total long-term debt                                                                $10,772        $15,445
                                                                                       =======        =======


  The $50,000 term loan is a private placement of senior notes with principal payments due from November 2001 to November 2007. During 1999, the Company breached certain financial covenants, including the debt to EBITDA ratio, which is the most restrictive covenant in its senior note agreement and its revolving credit agreement. The Company's lenders granted waivers curing the financial covenants defaults incurred under these agreements through the end of 1999. In addition, borrowing rates under the Company's lending agreement were increased for the private placement, and the lending agreements were amended to add covenants to require the Company to grant the lenders a security interest in certain of its United States assets with a carrying value amounting to $50,400 at December 31, 1999 and to complete a subordinated debt financing acceptable to the lenders by January 31, 2000. The Company was unable to complete a subordinated financing acceptable to the lenders by January 31, 2000. On February 7, 2001, the Company's lenders granted waivers curing the requirements that the Company complete a subordinated debt financing and amended the maturity date of the revolving credit facility to be the earlier of the completion of the sale to Hexagon or April 30, 2001.

                     BROWN & SHARPE MANUFACTURING COMPANY

  On November 16, 2000, the Company entered into an Acquisition Agreement with Hexagon, A.B. (see Note 3). Upon the consummation of that transaction, the Company intends to pay off all outstanding debt to its banks and private placement lenders. The transaction is subject to shareowner approval and a meeting to vote on the transaction is expected to be held in March or April, 2001. If the shareowners do not approve the transaction, it is not possible to predict whether any alternative arrangement could be implemented or what action, if any, the Company's banks and private placement lenders may take.

  Annual maturities of long-term debt are as follows: 2001--$54,404; 2002-- $5,900; 2003--$1,411; 2003--$1,498; 2005--$458; and $1,505 thereafter. Interest rates on long-term debt averaged approximately 7.93% in 2000 and 7.7% in 1999.

  The revolving credit facility and the 8.79% senior notes require the Company to comply with certain covenants, the most restrictive of which is debt to EBITDA ratio. The Company presently is in violation of this covenant. The carrying amount of long-term debt approximates fair value.

  Short-term debt consists of the following:

                                                                                       2000           1999
                                                                                     -------        -------
  United States revolving credit facility interest rate of LIBOR plus 2%             $27,400        $27,400

  Debt of foreign subsidiaries at interest rates ranging from 2% to 8%                11,556         13,710
                                                                                     -------        -------
                                                                                     $38,956        $41,110
                                                                                     =======        =======

  The United States short-term debt is payable on demand and, as discussed above, is in violation of certain loan covenants. The short-term debt of the foreign subsidiaries all represent overdraft borrowings and are due upon demand. The Company's foreign subsidiaries made payments on certain of their short-term debt in 2000 amounting to $1.6 million. The remaining $.6 million decrease in short-term borrowings of foreign subsidiaries is due to the use of lower foreign exchange rates used to translate 2000 foreign short-term debt than the comparable rates used in 1999.

13.   LONG-TERM LIABILITIES

  Long-term liabilities consisted of the following:

                                                                                      2000           1999
                                                                                     -------        -------
  Unfunded accrued pension cost                                                      $11,794        $13,152
  Termination indemnities                                                              6,746          7,167
  Deferred income taxes                                                                5,118          3,280
  Other long-term liabilities                                                          3,272          2,484
                                                                                     -------        -------
                                                                                     $26,930        $26,083
                                                                                     =======        =======

                     BROWN & SHARPE MANUFACTURING COMPANY

14.   FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Segment Information

  The Company operates exclusively in the Metrology Business and has historically conducted its business through the Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), Custom Metrology Division ("CM"), Brown & Sharpe Information Systems ("BSIS") and Electronics Division ("ED"). During 2000, the Company discontinued the Electronics Division (see Note 5 for further details) and began evaluating operating decisions based on the MS and CM segments on a combined basis. Accordingly, all prior periods presented have been restated to reflect the revised MS segment and discontinuance of the ED segment. See Note 1 for a further description of the Company's business.

                                                                                    2000
                                                                   --------------------------------------
                                                                       MS           PMI          BSIS         TOTALS
                                                                   -----------   ----------   -----------   -----------
Revenues from external customers                                      $207,600      $72,407      $     --      $280,007
Intersegment revenues                                                      208           55         6,000         6,263
Interest expense (income)                                                5,773        1,594         1,419         8,786
Depreciation and amortization                                            7,395        2,844           524        10,763
Restructuring charge (benefit)                                          (1,857)      (2,144)           --        (4,001)
Segment profit (loss)                                                    2,491        7,688       (11,505)       (1,326)
Pension and defined contribution charges                                  (118)       1,089            --           971
Termination indemnity                                                    1,033           --            --         1,033
Segment assets                                                         162,335       56,490        15,299       234,124
Expenditures for segment assets                                          3,465        1,824           305         5,594

                                                                                     1999
                                                                    --------------------------------------
                                                                         MS           PMI          BSIS        TOTALS
                                                                    ------------  ------------  ----------  ------------
Revenues from external customers                                       $245,626      $ 75,762     $    --      $321,388
Intersegment revenues                                                       166           293          --           459
Interest expense (income)                                                 1,585         1,562       1,745         4,892
Depreciation and amortization                                             4,322         3,348          77         7,747
Equity in net (income) of investees accounted for by the equity
 method                                                                    (279)           --          --          (279)
Restructuring charge                                                     18,554        17,180          --        35,734
Segment profit (loss)                                                    (8,724)      (16,033)     (5,123)      (29,880)
Pension and defined contribution charges                                    333         1,148          --         1,481
Termination indemnity                                                     1,133            --          --         1,133
Segment assets                                                          166,633        58,799       3,828       229,260
Investment in equity method investees                                     1,763            --          --         1,763
Expenditures for segment assets                                           4,211         3,596          77         7,884

                                                                                   1998
                                                                    -----------------------------------
                                                                         MS          PMI        BSIS        TOTALS
                                                                    ------------  ---------  ----------  ------------
Revenues from external customers                                       $252,515     $86,515    $    --      $339,030
Intersegment revenues                                                     2,458         650         --         3,108
Interest expense                                                          4,937       2,036         --         6,973
Depreciation and amortization                                             7,083       3,742         59        10,884
Equity in net (income) of investees accounted for by the equity
 method                                                                     (75)         --         --           (75)
Restructuring benefit                                                       896          --         --           896
Segment profit (loss)                                                    13,922       5,216     (5,154)       13,984
Pension and defined contribution charges (benefit)                          187       1,249         --         1,436
Termination indemnity                                                     1,037          --         --         1,037
Segment assets                                                          205,975      73,660      1,465       281,100
Investment in equity method investees                                     1,384          --         --         1,384
Expenditures for segment assets                                           3,857       3,936        283         8,076

                      BROWN & SHARP MANUFACTURING COMPANY

                       RECONCILIATION OF SELECTED ITEMS

                                                                                 2000            1999            1998
                                                                               --------        --------        --------
                                                                                        (Restated Note 5)
PROFIT OR LOSS
   Total (loss) profit for reportable segments                                 $ (1,326)       $(29,880)       $ 13,984
   Unallocated amounts:
       Impairment of partially-owned affiliate                                   (5,845)             --              --
       Refinancing fees                                                          (3,615)             --              --
       Restructuring charge                                                          --          (2,534)             --
       Interest expense                                                            (466)         (2,594)             --
       Interest income                                                            1,192             901           1,106
       Other income (expense)                                                    (5,962)         (4,636)            204
                                                                               --------        --------        --------
          Profit (Loss) From Continuing Operations Before
            Income Taxes and Cumulative Effect of Change
            in Accounting Principle                                            $(16,022)       $(38,743)       $ 15,294
                                                                               ========        ========        ========
ASSETS
   Total assets for reportable segments                                        $234,124        $229,260        $281,100
   Other assets                                                                  16,521          72,917          36,678
                                                                               --------        --------        --------
           Consolidated Totals                                                 $250,645        $302,177        $317,778
                                                                               ========        ========        ========
DEPRECIATION AND AMORTIZATION
   Total depreciation and amortization for reportable segments                 $ 10,763        $  7,747        $ 10,884
   Corporate charges                                                                830           5,292             248
                                                                               --------        --------        --------
                                                                               $ 11,593        $ 13,039        $ 11,132
                                                                               ========        ========        ========
EXPENDITURES FOR SEGMENT ASSETS
   Total expenditures for segment assets for reportable segments               $  5,594        $  7,884        $  8,076
   Corporate expenditures                                                           511           1,260           9,084
                                                                               --------        --------        --------
                                                                               $  6,105        $  9,144        $ 17,160
                                                                               ========        ========        ========

Geographic Area
   The following is a summary by geographic area of revenues from customers and long-lived assets.

                                                                                2000            1999            1998
                                                                               --------       --------       --------
                                                                                       (Restated Note 5)
REVENUES
   United States                                                               $112,731       $138,136       $141,305
   Italy                                                                         30,989         22,502         22,630
   Germany                                                                       32,262         41,460         41,575
   France                                                                         8,259         20,619         25,397
   United Kingdom                                                                17,331         21,272         22,675
   Switzerland                                                                    7,677          8,051          8,896
   Other                                                                         70,758         69,348         76,552
                                                                               --------       --------       --------
                                                                               $280,007       $321,388       $339,030
                                                                               ========       ========       ========
LONG-LIVED ASSETS
   United States                                                               $ 39,434       $ 47,208       $ 41,150
   Italy                                                                          8,273          9,529         11,538
   Germany                                                                       10,073         11,151         15,214
   France                                                                         2,038          2,297          3,981
   United Kingdom                                                                 6,109         16,320         18,146
   Switzerland                                                                   12,888         13,094         14,560
   Other                                                                          3,581          3,772          1,871
                                                                               --------       --------       --------
                                                                               $ 82,396       $103,371       $106,460
                                                                               ========       ========       ========

                      BROWN & SHARP MANUFACTURING COMPANY

     Revenues are attributed to countries based upon the location of customers who are situated within the market areas assigned to subsidiaries located in the respective countries.

     The Company has no single customer which accounts for 10% or more of its consolidated net sales; however several well recognized major automotive manufacturers account for a significant portion of the Company's net sales.

15.  COMMON STOCK

     Both classes of common stock have equal rights upon liquidation. Class A Common Stock may not receive less cash dividends per share than Class B Common Stock, nor may such dividends be less frequent. The Class A Common Stock has one vote per share. Except as otherwise provided by the Certificate of Incorporation and by law, the Class B Common Stock has ten votes per share, and the Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner's family and certain others affiliated with a shareowner. During 2000 and 1999, 2,711 and 3,395 shares, respectively, were converted from Class B Common Stock to Class A Common Stock.

     The Company has reserved a total of 919,300 shares of Class A Common Stock for future issuance under certain benefit and stock incentive plans.

16.  PREFERRED STOCK PURCHASE RIGHTS

     On February 13, 1998, the Board approved a new Rights Plan and declared a dividend purchase right (a "Right") for every outstanding share of the Company's Class A Common Stock and Class B Common Stock to be distributed on March 9, 1998 to stockholders of record as of the close of business on that date. The Rights expire on February 13, 2008 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events. This Plan replaces a substantially similar Rights Plan and Rights distributed in connection with such Plan adopted by the Company on March 23, 1988, which by its terms expired in March of 1998.

     Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Participating Preferred Stock, $1.00 par value per share, at a price of $40.00 per one one-hundredth of a share, subject to adjustment. The Rights will, on the distribution date, separate from the Common Stock and become exercisable ten days after a person has acquired beneficial ownership of 20% or more of the outstanding shares of Common Stock of the Company or commencement of a tender or exchange offer that would result in any person owning 20% or more of the Company's outstanding Common Stock.

                      BROWN & SHARP MANUFACTURING COMPANY

     Each holder of a Right will in such event have the right to receive shares of the Company's Class A Common Stock having a market value of two times the exercise price of the Right, which has been set at $40.00; and in the event that the Company is acquired in a merger or other business combination, or if more than 25% of its assets or earning power is sold, each holder of a Right would have the right to receive common stock of the acquiring company with a market value of two times the exercise price of the Right. Following the occurrence of any of these events, any Rights that are beneficially owned by any acquiring person will immediately become null and void. The Company, by a majority vote of the Board, may redeem the Rights at a redemption price of $.01 per Right.

17.  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a variety of legal claims that arise in the normal course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

     In connection with the transaction entered into with Hexagon, A.B. of Stockholm, Sweden on November 16, 2000, the Company must settle, shortly after the transaction is consummated, liabilities which were not accruable at December 31, 2000 of approximately $9,900 relating to accelerated obligations under a defined benefit plan and several change in control contracts with management employees.


18.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the Company's allowance for doubtful accounts is as follows:

                                                                                      (1)
                                                                                      ---
                                    Balance at       Charged                        Foreign        Balance
                                    ----------       -------                        -------        -------
                                     Beginning    to Costs and         (2)         Currency       at End of
                                     ---------    ------------         ---         --------       ---------
                                     of Period      Expenses        Deductions    Translation       Period
                                     ---------      --------        ----------    -----------       ------
2000                                 $ 4,759        $ 1,088           $ 1,072          $(314)       $4,461
1999                                   3,657          1,826               394           (330)        4,759
1998                                   3,456          1,639             1,673            235         3,657

__________________
(1) Adjustment resulting from translating allowance for doubtful accounts of foreign subsidiaries at year-end exchange rates.
(2) Write-offs of uncollectible accounts.

                      BROWN & SHARP MANUFACTURING COMPANY

19.   QUARTERLY DATA (UNAUDITED)

                                                                                            (2)
                                                                                          -------
                                      Previously              Previously                Previously       (2)
                                      ----------              ----------               ------------    --------
                                       Reported    Restated    Reported     Restated     Reported      Restated
                                      ----------   --------   ----------    --------   ------------  ------------
                                       March 31    March 31     June 30     June 30    September 30  September 30  December 31
                                      ----------   --------   ----------    --------   ------------  ------------  -----------
2000
Sales                                    $72,473   $ 73,124     $ 70,632   $ 76,150        $64,266       $ 60,264       $70,469
Gross profit                              23,152     24,125       21,930     24,574         20,973         18,096        22,133
Income (loss) from continuing
  operations before cumulative
  effect of accounting change                (72)      (237)     (15,295)   (12,996)        (9,531)       (10,680)        5,091
Income (loss) from discontinued
  operations (3)                              --     (1,042)          --     (9,541)            --           (918)          415
Cumulative effect of accounting
  change, net of tax: (1)                     --    (27,401)          --         --             --             --            --
                                         -------   --------     --------   --------        -------       --------       -------
Net income (loss)                            (72)   (28,680)     (15,295)   (22,537)        (9,531)       (11,598)        5,506
Per common share:
    Income (loss) from
      continuing operations
      before cumulative effect
      of accounting change
         Basic                              (.01)      (.02)       (1.11)      (.94)          (.69)          (.77)          .37
         Diluted                            (.01)      (.02)       (1.11)      (.94)          (.69)          (.77)          .36
    Income (loss) from
      discontinued operations
      (3)
         Basic and diluted                    --       (.08)          --       (.69)            --           (.07)          .03
    Cumulative effect of change
     in accounting principle                  --      (2.02)          --         --             --             --            --
    Net income (loss):
         Basic                              (.01)     (2.12)       (1.11)     (1.63)          (.69)          (.84)          .40
         Diluted                            (.01)     (2.12)       (1.11)     (1.63)          (.69)          (.84)          .39


(1) During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Standards Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first three quarters of 2000, which had been previously reported, has been restated. No restatement of 1999 information was necessary.
(2) In the third quarter of 2000, management decided to discontinue the development of noncontact sensor technology. As a result of this decision, the Company wrote-off its investment in its joint venture, Metroptic, Ltd. and certain other costs that were dedicated to the development of the noncontact technology and incurred a charge of $5,800.
(3) Relates to the pending sale of the Company's Electronics Division. See Note 5 for further details.

                     BROWN & SHARPE MANUFACTURING COMPANY

                         Previously                Previously                Previously                  Previously
                         ----------                ----------                ----------                  ----------
                          Reported     Restated     Reported     Restated     Reported     Restated       Reported     Restated
                          --------     --------     --------     --------     --------     --------       --------     --------
                          March 31     March 31     June 30      June 30    September 30  September 30   December 31  December 31
                          ---------    ---------    --------     --------   ------------- -------------  ------------ -----------
1999
Sales                     $  82,414    $  82,414    $ 81,652     $ 81,652      $ 72,712      $ 71,733     $  86,522    $  85,589
Gross profit                 21,171       21,171      24,712       24,712        21,834        21,196        20,708       20,687
Loss from continuing
  operations                (15,047)     (15,047)     (8,554)      (8,554)       (2,511)       (2,072)      (16,762)     (15,420)
Loss from discontinued
  operations                     --           --          --           --            --          (439)           --       (1,342)
                          ---------    ---------    --------     --------      --------      --------     ---------    ---------
Net loss                  $ (15,047)   $ (15,047)   $ (8,554)    $ (8,554)     $ (2,511)     $ (2,511)    $ (16,762)   $ (16,762)
Per common share:
  Loss from continuing
    operations:
    Basic and diluted     $   (1.12)   $   (1.12)   $   (.63)    $   (.63)     $   (.19)     $   (.16)    $   (1.24)   $   (1.14)
  Loss from discontinued
    operations:
    Basic and diluted            --           --          --           --            --          (.03)           --         (.10)
  Net loss:
    Basic and diluted     $   (1.12)   $   (1.12)   $   (.63)    $   (.63)     $   (.19)     $   (.19)    $   (1.24)   $   (1.24)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None

                                   PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table summarizes information regarding directors of the Company as of March 1, 2001:


             Name (Age)                  Year First
          (Board Committee               Elected a                Principal Occupation During Last Five Years and
              Membership)                 Director             Directorships in Public Reporting and Other Companies
              -----------                 --------             -----------------------------------------------------
Terms Expiring in 2001

Howard K. Fuget (63)                        1990           Partner of the law firm of Ropes & Gray, Boston, MA.
(Audit, Corporate Governance)

Henry D. Sharpe, III (46)                   1992           Co-founder and Technical Director, Design Lab, LCC, Providence, RI,
Audit                                                      a multi-disciplinary product design firm specializing in research and design of new products, re-design of existing products, and engineering management services; and Partner, Konden & Associates LLC, a placement agent for independent product design firms.

J. Robert Held (62)                         1996           Currently a consultant to the computer industry; from 1988 to 1995
(Compensation and                                          President, Chief Executive Officer, and a Director of Chipcom
Nominating)                                                Corporation, Southborough, MA, a computer communications company; from
                                                           1984 to 1988 Vice President, Division General Manager and from 1980 to
                                                           1984 Vice President, Sales and Service, Genrad, Inc., Concord, MA, a
                                                           manufacturer of test equipment for the electronics industry.
Terms Expiring in 2002

John M. Nelson (69)                         1975           Chairman of the Board of Directors since April 2000 and from June
(Audit, Compensation and                                   1999 to present, Lead Director, and from June 1995 to June 1999,
Nominating)                                                Chairman of the Board, The TJX Companies, Inc., an off price specialty apparel retailer. Chairman of the Board, Wyman Gordon Company, Worcester,
                                                           MA, manufacturer of forgings and castings, from May 1994 to October 1997 and Chairman and Chief Executive Officer from May 1991 to May 1994; until
                                                           October 1990, Chairman of the Board and Chief Executive Officer, Norton
                                                           Company, manufacturer of abrasives and ceramics; Director, Eaton Vance
                                                           Corp.; Director, Commerce Holdings, Inc., a holding company for property and casualty insurance companies; Director, Stocker & Yale, Inc., a specialty products company.

-----------------------------------------------------------------------

             Name (Age)                  Year First
          (Board Committee               Elected a                Principal Occupation During Last Five Years and
             Membership)                  Director             Directorships in Public Reporting and Other Companies
             ----------                   --------             -----------------------------------------------------
Nominees for Election to Office

Russell A. Boss (62)                        1990             Director and Chairman of the Board of Directors, A.T. Cross Company,
(Executive, Compensation and                                 Lincoln, RI, manufacturer of fine writing instruments; Trustee,
Nominating)                                                  Eastern Utilities Association, Boston, MA.

Roger E. Levien (65)                        1996             From May 1997 to present, Managing Partner, Levien Enterprises, a consulting business; July 1992 to April 1997, Vice President, Strategy and Innovation, Xerox Corporation, Stamford, CT, manufacturer of document and office technology equipment.

Terms Expiring in 2003

Richard M. Donnelly (57)                    1999             Currently a principal in the firm of Donnelly Associates, a consulting firm to manufacturing industries; from 1995 to 1998, President of
                                                             General Motors Europe; from 1992 to 1994, Vice President & Group
                                                             Executive for GM Powertrain Group; from 1983 to 1995, various executive management positions with General Motors Corporation; Director, Detroit
                                                             Diesel Corporation; Director, Powerway, Inc.

Kenneth N. Kermes (65)                      2000             President and Chief Executive Officer since April 2000. Also a partner of Bay View Equity Partners and Riparian Partners, Ltd., two related investment banking firms; from 1994 to 1998, Vice President for
                                                             Business and Finance and Chief Financial and Administrative Officer,
                                                             University of Rhode Island.

The following table summarizes information regarding Executive Officers of the Company as of March 1, 2001:

Name                       Age      Positions Held During the Last Five Years
----                       ---      -----------------------------------------
Kenneth N. Kermes          65       President and Chief Executive Officer since April 2000, currently a partner in SeaView Capital, an investment firm in Providence, RI, previously a partner of Bay View Equity Partners and
                                    Riparion Partners, Ltd., two related investment banking firms; from 1994 to 1998 Vice President for Business and Finance and Chief Financial and Administrative Officer, University of Rhode
                                    Island.

Andrew C. Genor            58       Vice President & Chief Financial Officer since December 1, 1998; previously Chief Financial
                                    Officer, Safety First from May 1998 through September 1998; previously Vice President, Chief
                                    Financial Officer & Treasurer, Wyman-Gordon Company from November 1994 through March 1998.

Antonio Aparicio           50       Vice President & General Manager - Precision Measuring Instruments since September 1991.

Marcus Burton              42       Vice President & General Manager - Custom Metrology Division since January 1997; previously
                                    Director of Strategic Planning - Brown & Sharpe Manufacturing Co. since July 1995; Managing
                                    Director - Thomas Mercer Ltd. (a subsidiary) since June 1992.

Philip James               59       Group Vice President - Measuring Systems since September 1997; previously Executive Vice
                                    President -International, Ingersoll Milling Machine Company since November 1993.

Edward D. DiLuigi          54       Vice President & General Manager - Measuring Systems Americas since January 2000, previously
                                    Vice President & General Manager Measuring Systems U.S.A. since June 1997; previously General
                                    Manager, UNC Airwork, Aircraft Engine Services Division since July 1995; previously Vice
                                    President of Operations, UNC Airwork since August 1992.

Ettore Bandieri            43       Vice President & Managing Director - Brown & Sharpe DEA S.p.A. since July 2000, previously
                                    Managing Director and General Manager of DEA S.p.A. since July 1999 and prior to this, he held several marketing and sales management assignments since joining the Company in 1996.

Christopher J.  Garcia     44       Vice President - Software Product Development since January 1998; previously Vice President -
                                    Marketing since November 1996; previously Vice President - Business Development since January
                                    1991; Vice President - Research and Development of Valisys Corporation since June 1994.

Fred Schutter              44       Vice President & Managing Director - Brown & Sharpe GmbH since July 2000, previously Managing
                                    Director and General Manager since 1998, previously Production Manager since 1994.

Alfred J. Corso            64       Controller and Principal Accounting Officer since June 1, 1995.

To the best of the knowledge of the Registrant, none of the Executive Officers has any family relationships with any of the others. Each Executive Officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------


Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 - Election of Directors," subheadings "Nominees for Election," and "Section 16(a) Security Ownership of Certain Beneficial Owners And Management" in the definitive 2001 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

I.  Security Ownership of Certain Beneficial Owners

     Set forth below, as of February 15, 2001 are the persons or groups known to the Company who beneficially own, under the applicable rules and regulations of the Securities and Exchange Commission, more than 5% of any class of the Company's voting securities.

                                                                          Amount and Nature                      Percent of
                                                                      ------------------------                   ---------
               Name and Address               Title of Class of             of Beneficial          Percent        Combined
               ----------------               ----------------              -------------          -------        --------
              of Beneficial Owner               Common Stock                  Ownership            of Class      Voting Power
              -------------------               ------------                  ---------            --------      ------------
                                                                           Direct      Indirect
                                                                         ---------     --------
Fiduciary Trust Company International(1)            Class A               168,196         --          1.2         3.9
Two World Trade Center                              Class B                56,064         --         11.1
New York, NY 10048-0074


Henry D. Sharpe, Jr.(2)                             Class A               476,766      7,200          3.5        11.1
Pojac Point, RFD No. 2                              Class B               158,920      2,400         32.0
North Kingstown, RI 02852


Edward D. DiLuigi(3)                                Class A               840,489         --          6.2        13.6
c/o Brown & Sharpe Manufacturing Company            Class B               169,332         --         33.6
Precision Park
200 Frenchtown Road
N. Kingstown, RI 02852-1700


Andrew C. Genor(3)                                  Class A               802,968         --          5.9        13.2
c/o Brown & Sharpe Manufacturing Company            Class B               166,063         --         32.9
Precision Park
200 Frenchtown Road
N. Kingstown, RI 02852-1700

Putnam Fiduciary Trust Company(4)                   Class A               622,634         --          4.6         6.2
859 Willard Street                                  Class B                52,744         --         10.4
Quincy, MA 02169


Merrill Lynch & Co., Inc.(6)                        Class A             1,276,200         --          9.4         6.9
On behalf of Merrill Lynch Asset                    Class B                    --         --           --
Management Group
World Financial Center
North Tower
250 Vesey Street
New York, NY 10381

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
(continued)
----------


    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

                                                                          Amount and Nature                     Percent of
                                                                      --------------------------                ----------
               Name and Address               Title of Class of             of Beneficial         Percent        Combined
               ----------------               ----------------             ---------------        -------        --------
              of Beneficial Owner               Common Stock                  Ownership           of Class     Voting Power
              -------------------               ------------                  ---------           --------     ------------
                                                                           Direct      Indirect
                                                                         ---------     --------
Merrill Lynch Special Value Fund, Inc.(5)           Class A               846,900         --          6.2         5.1
800 Scudders Mill Road                              Class B                    --         --           --
Plainsboro, NJ 08536


Dimensional Fund Advisors Inc.(6)                   Class A             1,151,441         --          8.4         6.2
1299 Ocean Avenue                                   Class B                    --         --           --
11th Floor
Santa Monica, CA 90401


Ironwood Capital Management LLC                     Class A             1,298,400         --          9.5         7.1
21 Custom House Street                              Class B                    --         --           --
Suite 240
Boston, MA 02109


Gabelli Asset Management Inc. (7)                   Class A               766,200         --          5.6         4.2
One Corporate Center                                Class B                    --         --           --
Rye, NY 10580-1434


Benson Associates Inc.                              Class A               700,644         --          5.1         3.8
111 S.W. Fifth Avenue                               Class B                    --         --           --
Suite 2130
Portland, OR 97204


(1) Fiduciary Trust Company International, a bank, by virtue of various investment management contracts and trust agreements with members of the Sharpe family, including Henry D. Sharpe, III, a Director, holds the shares of Class A and Class B Stock in the Table. See Footnote (2) below.
(2) Various members of the family of Henry D. Sharpe, Jr. (father of Henry D. Sharpe III) beneficially own an aggregate of 635,686 shares of common stock of the Company comprised of 476,766 shares of Class A Stock and 158,920 shares of Class B Stock of the Company. These holdings amount to 3.6% and 32.0%, respectively, of each class of stock and represent 11.4% of the combined voting power of the Class A Stock and Class B Stock. The table includes (a) an aggregate of 168,076 shares of Class A Stock and 56,024 shares of Class B Stock held by Henry D. Sharpe, Jr.'s wife and children, including Henry D. Sharpe, III, a Director of the Company, and by trusts, of which they are beneficiaries under agreements with Fiduciary Trust Company International and under which they each have sole voting and dispositive power with respect to their shares and with respect to which Mr. Sharpe, Jr. disclaims beneficial ownership; (b) 120 shares of Class A Stock and 40 shares of Class B Stock held by the Sharpe Family Foundation, a charitable foundation, held by Fiduciary Trust Company International with whom Mr. Sharpe, Jr. shares voting power and with respect to which beneficial ownership is disclaimed; (c) 7,200 shares of Class A Stock and 2,400 shares of Class B Stock as to which Henry D. Sharpe, Jr. has neither voting nor dispositive power but as to which he is a beneficiary under a trust established under the will of Henry D. Sharpe, Sr.; and (d) 308,570 shares of Class A Stock and 102,856 shares of Class B Stock held by Fiduciary Trust Company International as to which Henry D. Sharpe, Jr. has sole voting and dispositive power.
(3) Messrs. DiLuigi and Genor are Executive Officers of the Company and serve as co-Trustees of the Brown & Sharpe Employee Stock Ownership and Profit Participation Plan (the "ESOP"). The Table includes (i) 802,968 shares of Class A Stock and 166,063 shares of Class B Stock held by the ESOP, which are deemed to be beneficially owned by each of the foregoing persons, but as to all of which ESOP shares, except, with respect to their own vested shares of Class A Stock and Class B Stock in such plan, they disclaim beneficial ownership; and (ii) shares of Class A Stock issuable upon exercise of stock options held by such Executive Officers. (See II. Security Ownership of Management Footnote (3) and Aggregated Options Table.)
(4) Putnam Fiduciary Trust Company acts as Trustee of the Brown & Sharpe Savings and Retirement Plan and the Brown & Sharpe Savings and Retirement Plan for Management Employees (together referred to as the "SARP"), substantially similar tax qualified 401-K savings plans covering the Company's U.S. employees, and in that capacity shares voting power with respect to the shares of Class A Stock and Class B Stock with and subject to direction from participants in the SARP as to all of which shares Putnam disclaims beneficial ownership.
(5) Merrill Lynch & Co. Inc. is a parent holding company and Merrill Lynch Special Value Fund, Inc. is a subsidiary of such company, and such companies, as registered investment advisors, share voting and dispositive control over such shares with certain clients.
(6) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and dispositive control over such shares and is deemed to have beneficial ownership of the reported shares, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, as to all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.
(7) Gabelli Asset Management, Inc. ("Gabelli"), has sole voting and dispositive control over such shares and is deemed to have beneficial ownership of the reported shares, all of which are held in portfolios of Gabelli Funds, LLC, a registered investment advisor, or in GAMCO Investors, Inc., a registered investment advisor, or in Gabelli Associates Limited, a British Virgin Islands corporation, or in Gabelli Associates Fund, a New York limited partnership, or in Gabelli Fund LDC, a British Virgin Islands Company. Gabelli disclaims beneficial ownership of all such shares.

II.   Security Ownership of Management

  The following table and accompanying footnotes set forth certain information about the beneficial ownership of the Company's Class A Stock and Class B Stock as of February 15, 2001 by the Directors, the top five Executive Officers and all Directors and Executive Officers as a group.


                                                                             Amount and Nature                   Percent of
                                                                         ------------------------                ---------
               Name and Address                  Title of Class of              of Beneficial      Percent        Combined
               ----------------                  ----------------               -------------      -------        --------
              of Beneficial Owner                  Common Stock                   Ownership        of Class      Voting Power
              -------------------                  ------------                   ---------        --------      ------------
                                                                              Direct     Indirect
                                                                            ---------   ----------
Henry D. Sharpe, III (1)                                   Class A          59,145         2,400               *            1.3
                                                           Class B          18,381           800             3.6

John M. Nelson                                             Class A          60,553
                                                           Class B             151            --               *              *

Howard K. Fuguet                                           Class A           5,000            --               *              *
                                                           Class B              --            --              --

Russell A. Boss                                            Class A          12,000            --               *              *
                                                           Class B              --            --              --

J. Robert Held                                             Class A           9,000            --               *              *
                                                           Class B              --            --             --

Roger E. Levien                                            Class A           6,000            --               *              *
                                                           Class B              --            --              --

Richard A. Donnelly                                        Class A              --            --              --             --
                                                           Class B              --            --              --             --

Kenneth N. Kermes                                          Class A         150,000            --             1.1              *
                                                           Class B              --            --              --             --

Philip James                                               Class A         187,763                           1.4
                                                           Class B             827            --              --            1.1

Antonio Aparicio                                           Class A         138,700            --             1.0
                                                           Class B              --            --              --              *


Andrew C. Genor (2)                                        Class A         892,968            --             6.4
                                                           Class B         166,063            --            32.9           13.6


Edward D. DiLuigi (2)                                      Class A         910,648            --             6.6
                                                           Class B         168,538            --            33.6           13.9

All Directors, Nominees and Executive
 Officers (as a Group 17 persons) (3)                      Class A       2,305,704         2,400            16.7
                                                           Class B         328,957           800            65.3           29.9

*  Less than one percent (1%)

(1) See Footnote (2) I. Security Ownership of Certain Beneficial Owners.
(2) See Footnote (3) I. Security Ownership of Certain Beneficial Owners.
(3) With respect to Executive Officers who are not Directors, includes (i) 46,200 shares of Class A Stock directly owned by two of the Executive Officers and as to which they have sole voting and investment power; (ii) 41,412 vested shares of Class A Stock and 4,593 vested shares of Class B Stock in the aggregate as to which certain Executive Officers have shared voting power as participants in the SARP and ESOP; and (iii) for Messrs. Sharpe, Nelson, Fuguet, Boss, Held, Kermes, James, Aparicio, Genor and DiLuigi includes 4,000, 54,000, 4,000, 4,000, 4,000, 150,000, 150,000,
    123,000, 90,000 and 80,000 shares, respectively, of Class A Stock and 180,000 shares of Class A stock for three other Executive Officers, which are subject to stock options presently exercisable or exercisable within sixty (60) days of the expected date of mailing of this Proxy Statement, granted to such Executive Officers pursuant to the Company's 1989 Equity Incentive Plan and 1999 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


Howard K. Fuguet, is a Director and is also a Partner in the law firm of Ropes & Gray which provides legal services to the Company.


                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1) and (2)  List of Financial Statements and Financial Statement Schedules

Financial Statements filed in Item 8 of this Annual Report:

     Consolidated Statements of Operations - Years ended December 31, 2000, 1999, and 1998

     Consolidated Balance Sheets - December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Shareowners' Equity - Years ended December 31, 2000, 1999, and 1998

     Notes to Consolidated Financial Statements - December 31, 2000

Schedules Omitted.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are not inapplicable, or the information is included in the financial statements.

     (3) The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  No Form 8-K was filed during 2000.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - No financial statement schedules were filed for the year ended December 31, 2000.

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BROWN & SHARPE MANUFACTURING COMPANY
                               (Registrant)


Date:  March 28, 2001          By: /s/ Andrew C. Genor
       -----------------           ------------------------------------------
                                   Andrew C. Genor
                                   Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John M. Nelson                   3/28/01             /s/ Howard K. Fuguet                 3/28/01
--------------------------------------------             --------------------------------------------
John M. Nelson                          Date             Howard K. Fuguet                        Date
Chairman of the Board and Director                       Director


/s/ Kenneth N. Kermes                3/28/01             /s/ Russell A. Boss                  3/28/01
--------------------------------------------             --------------------------------------------
Kenneth N. Kermes                      Date              Russell A. Boss                         Date
President, Chief Executive Officer                       Director
(Principal Executive Officer)


/s/ J. Robert Held                   3/28/01             /s/ Roger E. Levien                  3/28/01
--------------------------------------------             --------------------------------------------
J. Robert Held                          Date             Roger E. Levien                         Date
Director                                                 Director


/s/ Henry D. Sharpe, III             3/28/01             /s/ Richard M. Donnelly              3/28/01
--------------------------------------------             --------------------------------------------
Henry D. Sharpe, III                    Date             Richard M. Donnelly                     Date
Director                                                 Director


/s/ Alfred J. Corso                  3/28/01             /s/ Andrew C. Genor                  3/28/01
--------------------------------------------             --------------------------------------------
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

   4.1    (Intentionally omitted)

   4.2 Note agreement dated November 10, 1997 between the Company and the Prudential Insurance Company of America, U.S. Private Placement Fund, Pruco Life Insurance Company, The Guardian Life Insurance Company of America, Fort Dearborn Life Insurance Company, Nationwide Life Insurance Company, Canada Life Insurance Company of New York, Canada Life Insurance Company of America, and Provident Mutual Life and Annuity Company of America. Exhibit 4.2 was filed as Exhibit 4.2 to the Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated by reference.

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

   +10.92 Severance agreement between Brown & Sharpe Manufacturing Company and Frank T. Curtin dated February 17, 1998.

   +10.93 Severance agreement between Brown & Sharpe Manufacturing Company and Charles A. Junkunc dated February 17, 1998.

   +10.94 Severance agreement between Brown & Sharpe Manufacturing Company and Philip James dated February 17, 1998.

   +10.95 Severance agreement between Brown & Sharpe Manufacturing Company and Antonio Aparicio dated February 17, 1998.

   +10.96 Severance agreement between Brown & Sharpe Manufacturing Company and Marcus Burton dated February 17, 1998.

   +10.97 Severance agreement between Brown & Sharpe Manufacturing Company and Edward D. DiLuigi dated February 17, 1998.

   +10.98 Severance agreement between Brown & Sharpe Manufacturing Company and Christopher J. Garcia dated February 17, 1998.

    10.99     (Intentionally omitted)

   +10.100 Severance agreement between Brown & Sharpe Manufacturing Company and Alfred J. Corso dated February 17, 1998.

   +10.101 Severance agreement between Brown & Sharpe Manufacturing Company and James W. Hayes, III dated February 17, 1998.

   +10.102 Severance agreement between Brown & Sharpe Manufacturing Company and Les W. Sgnilek dated February 17, 1998.

   +10.103 Severance agreement between Brown & Sharpe Manufacturing Company and Bryn Edwards dated February 17, 1998.

   +10.104 Severance agreement between Brown & Sharpe Manufacturing Company and Kenneth Kirkendall dated February 17, 1998.

   +10.105 Severance agreement between Brown & Sharpe Manufacturing Company and Fred Schutter dated February 17, 1998.

   +10.106 Key Employee's Long-Term Deferred Cash Incentive Plan as amended through February 23, 1998.

   +10.107    Supplemental Executive Retirement Plan as amended February 13,
              1998.

   +10.108 Senior Executive Supplemental Umbrella Pension Plan dated February 13, 1998.

              Exhibits 10.92 through 10.108 were filed as Exhibits 10.92 through 10.108, respectively, to the Form 10-Q for the quarter ended
              June 30, 1998, and are hereby incorporated by reference.

   +10.109 Brown & Sharpe Manufacturing Company 1999 Equity Incentive Plan dated February 12, 1999.

   +10.110 Amendment to Employment Contract for Frank T. Curtin dated February 12, 1999.

              Exhibits 10.109 and 10.110 were filed as Exhibits 10.109 and
              10.110 to the Form 10-Q for the quarter ended June 30, 1999, and are hereby incorporated by reference.

   +10.111    Employment agreement with Philip James dated January 3, 2000.

   +10.112    Employment agreement with Edward D. DiLuigi dated January 3, 2000.

   *10.113 Amendment Number 1, dated October 28, 1999, to the Note Agreement between the Company and the Prudential Insurance Company of America, U.S. Private Placement Fund, Pruco Life Insurance Company, The Guardian Life Insurance Company of America, Fort Dearborn Life Insurance Company, Nationwide Life Insurance Company, Canada Life Insurance Company of New York, Canada Life Insurance Company of America, and Provident Mutual Life and Annuity Company of America.

   *21.       Subsidiaries of the Registrant.

   *23.       Consent of Independent Auditors - Ernst & Young LLP.


* These current year Exhibits are located in Exhibit number sequence beneath the attached blue paper.

+  This identifies management contracts or compensatory plans.