Form 10-K/A
period 2000-12-31
BROWN & SHARPE MANUFACTURING CO /DE/
filed 2001-04-30
CIK 14637

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                    PART III


ITEM  11 - EXECUTIVE COMPENSATION
----------------------------------

DIRECTOR COMPENSATION

     As compensation for services rendered during 2000, the Company paid each non-employee Director an annual retainer of $15,000, a fee of $1,000 for each Board meeting attended, a fee of $500 for each teleconference meeting which lasted more than one-half hour in duration, and a fee of $1,000 for each Committee meeting attended. Directors who are Chairpersons of Committees also receive an additional $3,000 in their annual retainer fee.

EXECUTIVE COMPENSATION

   The following table sets forth the annual and long-term compensation during each of the Company's last three fiscal years of Kenneth N. Kermes, the Company's President and Chief Executive Officer; four other highest-paid Executive Officers (as such term is defined under rules promulgated under the Securities Exchange Act of 1934) who were serving in such capacity as of the end of the Company's last completed fiscal year; and Frank T. Curtin, who served as the Company's President and Chief Executive Officer until May 1, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation Awards
                                                                        --------------------------------------------------
                          Annual Compensation                           Awards                      Pay-outs
--------------------------------------------------------------------------------------------------------------------------
           (a)           (b)    (c)        (d)             (e)         (f)            (g)          (h)          (i)
                                                            Other       Restricted     Securities
                                                            Annual      Stock          Underlying   All Other
     Name and                                               Compen-     Award(s)       Options/     LTIP         Compen-
    Principal Position    Year   Salary ($) Bonus ($)(9)    sation ($)       ($)(6)    SARs (#)     Payouts ($)  sation ($)
------------------------  ----   --------   -------------   ---------   ----------     ----------   ----------   ---------
Kenneth N. Kermes(1)       2000   81,730               --          --           --        150,000           --       1,153
  President and Chief      1999       --               --          --           --             --           --          --
  Executive Officer        1998       --               --          --           --             --           --          --

Philip James(3)(7)(8)      2000  265,200          179,010          --           --             --           --      78,037
  Group Vice President,    1999  264,846               --          --           --         50,000           --      76,956
  Measuring Systems        1998  254,846          107,785          --           --         50,000           --     116,917

Antonio Aparicio(4)(7)     2000  216,106          183,033          --           --         15,000           --      36,677
  Vice President -         1999  227,002               --       2,000           --         20,000           --      38,839
  Precision Measuring      1998  233,594           63,149          --           --         30,000           --      71,616
  Instruments

Andrew C. Genor(5)(7)(8)   2000  243,000          145,800          --           --             --           --      39,217
 Vice President and        1999  242,307               --     139,111           --         65,000           --      38,122
  Chief Financial Officer  1998   30,288               --          --           --         25,000           --          --


Edward D.                  2000  220,000          132,000          --           --             --           --      50,557
 DiLuigi(6)(7)(8)          1999  219,307               --          --           --         25,000           --      49,476
Vice President,            1998  199,230           84,537     113,724           --         25,000           --      62,697
 Measuring Systems
 -Americas

Frank T. Curtin(2)(7)(8)   2000  155,387               --          --           --             --           --     191,889
 President and Chief       1999  422,777               --          --           --        100,000           --     232,339
 Executive Officer         1998  359,972          208,455          --           --         80,000           --     286,756



(1) Mr. Kermes was elected President and Chief Executive Officer of the Company by the Board of Directors on April 28, 2000 to succeed Mr. Curtin, who retired on May 1, 2000. The amount in Column (c) reflects compensation for the partial year of employment, and the amount in Column (i) reflects the Company contribution to Mr. Kermes' SARP and ESOP account.

(2) Column (i) includes for Mr. Curtin amounts of $54,191 for 1999 and $54,092 for 1998, including interest earnings, credited to a Supplemental Executive Retirement Plan account (the "SERP"); amounts of $15,496 and $15,664, representing the values of the 1999 and 1998, year-end Company contributions, respectively, to the executives SARP (4% plus Company matching contributions) and ESOP (2% in shares of Class A Stock); and amounts referred to in Footnotes (7) and (8).

(3) Column (i) includes for Mr. James for 1998 and 1999 amounts of $15,496 and $15,664, respectively, for the value of the year-end Company contribution to the executives SARP and ESOP retirement account and for 2000 an amount of $16,577 for the year-end contribution to the executives SARP account and amounts of $8,253; $24,452; and $24,452, respectively, credited to the executives SERP account for such years and the amounts referred to in Footnotes (7) and (8).

(4) Mr. Aparicio is employed by Brown & Sharpe Tesa S.A., a Swiss corporation ("Tesa") and subsidiary of the Company. Amounts shown are converted from Swiss Franc equivalent for 2000, 1999, and 1998 at the yearly average U.S. dollar exchange rates of $.5946; $.6390; and $.6905, respectively. Column
    (i) includes dollar value of contributions made to Brown & Sharpe Tesa S.A.'s retirement plans for Mr. Aparicio's benefit for 1998, 1999, and 2000 in the amounts of $40,616; $60,782; and $36,677, respectively and amounts referred to in Footnotes (7) and (8).

(5) Mr. Genor commenced his employment in December of 1998, and the amount in Column (c) reflects the short period of employment for such year. Column
    (e) includes for 1999 amounts of $72,388 for reimbursement of moving expenses and $66,723 for offsetting additional income taxes incurred by the moving expense reimbursement. Column (i) includes for 1999 an amount of $15,482 for the value of the year-end Company contribution to the executives SARP and ESOP retirement account and for 2000 an amount of $16,577 for the year-end contribution to the executives SARP account and the amounts referred to in Footnotes (7) and (8). During 1999 the Company also loaned Mr. Genor $400,000 at the applicable federal rate in connection with his relocation home purchase, which principal amount and interest was repaid prior to year-end.

(6) Column (i) includes for Mr. DiLuigi 1999 and 1998 amounts of $15,664 and $15,496 for the value of the year-end Company contribution to the executives SARP and ESOP retirement account and for 2000 an amount of $16,577 for the year-end contribution to the executives SARP account and amounts of $8,033; $16,542; and $16,542 credited to the executives SERP account, respectively, for such years and the amounts referred to in Footnotes (7) and (8).

(7) Column (i) includes amounts of $217,000; $31,000; $93,000; and $39,000 for
    1998 for Messrs. Curtin, Aparicio, James, and DiLuigi, respectively, credited to memorandum accounts established for the Executive under the Long-Term Deferred Cash Incentive Plan. On February 23, 1996 the Board of Directors approved, on recommendation of the Compensation and Nominating Committee, the Brown & Sharpe Key Employees' Long-Term Deferred Cash Incentive Plan ("LTDCIP") with effect from January 1, 1995 (see discussion in Compensation and Nominating Committee Report). The LTDCIP is intended to be a non-qualified unfunded pension plan within the meaning of Section 3(2) of the Employee Retirement Income Security Act. Award credits are made annually to LTDCIP participants based on one year's financial performance of the Company out of an award pool of 6% of adjusted pre-tax earnings pro rata based on the salaries of participants. The LTDCIP was amended in 1998 to provide that beginning in 1998 participant award opportunities are individually determined by the Committee annually as a percentage of adjusted pre-tax profit. Participants become vested in each accrued annual award after three years subject to accelerated vesting upon a change of control (as defined) and with payout of the credited vested amounts plus interest accrued at a market rate deferred until retirement at or after age 65, death or disability, or earlier upon termination of employment for reasons other than cause. Beginning after January 1, 1998, participants have the option under the Plan to convert all or a portion of their account balances into phantom shares of the Company's common stock in order to satisfy the requirements in the Company's Executive Officer Stock Ownership Policy applicable to participants. (See discussion under "Retirement Plans".) No award credits were earned by any of the named Executive Officers for 1999 and 2000.

(8) Column (i) includes for 2000 and for 1999 amounts of $162,652; $37,008; $22,640; and $17,438 for Messrs. Curtin, James, Genor, and DiLuigi, respectively, for payment of insurance premiums by the Company for split-dollar term life insurance for the benefit of the named Executive Officers who do not have any interest in either the cash surrender value of such policies or refunded premiums in the event of termination of such policy.

(9) For 1999 Messrs. Curtin, James, Aparicio, Genor, and DiLuigi met the cash flow performance criteria objectives (but not the net income criteria) for 1999 under the amended Profit Incentive Plan and are entitled to partial bonuses in the amounts of $114,823; $53,703; $44,618; $43,740; and $39,600, respectively. The Board of Directors determined that such amounts will be earned and paid when the Company completes a financing transaction that deals satisfactorily with the Company's current default situation with its
    principal lenders and its indebtedness/liquidity problem.   The amounts in
    Column (d) for Messrs. James, Aparicio, Genor, and DiLuigi for 2000 represent cash bonus payments to such executives earned for performance for such year under the Company's Profit Incentive Plan.


STOCK OPTION/SAR GRANTS

     Under provisions of the Company's 1989 Equity Incentive Plan, which Plan terminated on February 24, 1999, with no further awards being able to be made after such date, and the 1999 Equity Incentive Plan, which was approved by the stockholders on April 30, 1999 (together the "EIP"), a variety of stock and stock based awards, performance cash awards and related benefits, including stock options, both qualified incentive and non-qualified options, and stock appreciation rights ("SARs"), may be awarded to Executive Officers, other key employees of the Company and its subsidiaries, and Directors. Options were awarded under the 1999 EIP in April and July of 2000 to two of the Executive Officers named in the Summary Compensation Table as set forth in the table below:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR




                                                                                                 Potential Realizable Value
                                                                                                   at Assumed Annual Rates
                                                                                                 of Stock Price Appreciation
                             Individual Grants                                                         for Option Term
----------------------------------------------------------------------------------------------------------------------------------
        (a)                 (b)                (c)               (d)          (e)                  (f)             (g)
                                           % of Total
                                          Options/SARs
                        Options/SARs       Granted to         Exercise
                        Granted(1)        Employees in      or Base Price    Expiration
Name                    (#)               Fiscal Year          ($/Sh)           Date               5% ($)          10% ($)
----------------------------------------------------------------------------------------------------------------------------------
Kenneth N. Kermes          150,000            63.5               1.875         4/27/10            176,810          448,200
Antonio Aparicio            15,000             6.3               2.3125        7/30/10             21,713           55,163

(1)   There were no SARs granted in 2000 to any Executive Officers.

(2) The potential realizable value represents future opportunity and has not been reduced to present value in 2000 dollars. The dollar amount included in these columns are the result of calculations at assumed rates set by rules of the Securities and Exchange Commission for illustrative purposes, and such rates are not intended to be a forecast of the common stock price and are not necessarily indicative of the values that may be realized by the named Executive Officer. The potential realized value is based on arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the full ten-year term of the options. For example in order for the persons named in the table who received options with exercise prices of $1.875 and $2.3125 per share to realize the potential values set forth in columns (f) and (g), the prices per share of the Company's Class A Stock would have to be $3.054 and $3.76; and $4.863 and $5.99, respectively

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table summarizes the number of options held, the number of options exercised during 2000, and the value of unexercised options held by the named Executive Officers at fiscal year-end: No SARs have been granted to any of the named Executive Officers.

    AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

(a)                      (b)             (c)                         (d)                                  (e)
                                                            Number of Securities              Value of Unexercised
                                                           Underlying Unexercised                 In-the-Money
                                                               Options/SARs at                   Options/SARs at
                                                             Fiscal Year-End (#)                Fiscal Year-End ($)
                        Shares
                     Acquired on        Value                 Exercisable (E)/                   Exercisable (E)/
Name                 Exercise (#)    Realized ($)            Unexercisable (U)                   Unexercisable (U)
-------------------  ------------    -----------          --------------------------         ------------------------
                                                          (E)             (U)                 (E)          (U)
Kenneth N. Kermes    None                  --                       --      150,000                --           --
Philip James         None                  --                   62,500       87,500                --           --
Antonio Aparicio     None                  --                   73,000       50,000                --           --
Andrew C. Genor      None                  --                   12,500       77,500                --           --
Edward D. DiLuigi    None                  --                   35,000       45,000                --           --
Frank T. Curtin      None                  --                  200,000           --                --           --

RETIREMENT PLANS

     SENIOR EXECUTIVE SUPPLEMENTAL UMBRELLA PENSION PLAN. The Board of Directors of the Company in May of 1998 ratified action taken by the Compensation and Nominating Committee of the Board (the "Committee") on February 13, 1998, approving the Senior Executive Supplemental Umbrella Pension Plan (the "Umbrella SERP"). The Umbrella SERP is designed to provide key senior executives selected by the Committee with retirement benefits which, together with the annuitized value of their benefits under the Company's Employee Stock Ownership and Profit Participation Plan ("ESOP"), Savings and Retirement Plan ("SARP") and Supplemental Executive Retirement Plan ("SERP"), plus Social Security benefits, will deliver an annuity equal to a percentage (determined by the Committee) of the Executive's final average pay (as defined). The portion of SARP benefits attributable to the Executive's own savings or deferrals (or matching contributions and credits) are disregarded in this computation. For purposes of determining any offset for ESOP and SARP benefits, the value of the Executive's accounts in those two plans is assumed to have grown from January 1, 1998 at a rate equal to the Merrill Lynch Government Master Treasury Bond Index (Ten Plus Years) rate as from time to time in effect.

     Final average pay under the Umbrella SERP is defined as the aggregate of the following amounts, in each case based on the highest three-year average for such amount determined over the ten-year period preceding the determination date: base salary, annual or special bonuses, employer contributions to SARP, Company matching contributions to the SARP, allocations of contributions under the ESOP, and retirement credits under SERP. Full benefits are payable upon retirement at or after age 65 with at least five years of service or at or after age 60 with at least ten years of service. Reduced benefits are payable in the event of termination after age 55 with at least five years of service. Benefits are also payable upon a change in control, with credit given for any period of severance entitlement under a management change-in-control agreement with the Executive (whether or not the Executive's employment has been terminated) and without regard as to whether the Executive has five years of service. Initially benefits under the Umbrella SERP were payable as an annuity with survivor benefits to the Executive's spouse or in any of the following actuarially equivalent forms: a single life annuity, a 50% joint and survivor annuity, three equal annual installments or a single lump sum payment. In February 2000 the Board of Directors approved an amendment to the Plan modifying the payment distribution provisions including distributions with respect to participants whose employment with the Company has terminated prior to the effective amendment date as permitted by the Plan. The amendment eliminates the three annual installment and lump-sum payment options and provides, in addition to retaining the other options, that payment may be made in cash annually over a period of five years or such other period as permitted by the administrator of the Plan. The participating Executive may elect the form of payment subject to certain advance-election requirements specified in the Umbrella SERP. Messrs. Curtin, James, Genor, and DiLuigi participate in the Umbrella SERP and will receive retirement benefits at the following percentages of 60%, 55%, 50%, and 50%, respectively, of their final average pay (as defined), which based on current actuarial calculation and in accordance with the Plan provisions, would (if this payment was selected by the participant) yield annual lifetime post-retirement benefits at age 65 of approximately $363,304; $179,037; $126,373; and $128,248, respectively. Mr. Kermes does not participate in the Umbrella SERP.

     The Umbrella SERP was adopted in 1998 in conjunction with 1998 amendments to the LTDCIP and the SERP and the adoption of an Executive Officer Stock Ownership Policy. That Policy requires that senior executives of the Company designated by the Committee, and including all participants in the Umbrella SERP, own shares of stock of the Company (including shares deemed to be owned under certain circumstances) having a market value equal, at the date of calculation of accrued credits under the LTDCIP, to three times (for the CEO) and two times (for other executives) the amount of their base salary. Until such levels are achieved, the LTDCIP provides that any amounts annually credited to such executives under the LTDCIP shall be notionally invested in shares of stock of the Company as specified in the LTDCIP.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Company maintains a non-qualified Supplemental Executive Retirement Plan ("SERP") designed to permit certain eligible employees to defer, on an elective basis, up to 50% of salary, as well as automatic deferral of elective contribution amounts that could have been saved under the Company's Savings and Retirement Plan but which were reduced because of applicable tax limitations. In addition the SERP provides for Company credits designed to make up for Company contributions that would have been made to the Savings Plan or the ESOP but for such tax limitations. Participant accounts are maintained on the books of the Company on an unfunded basis, although the Plan permits the establishment of a grantor trust or another funding medium to fund the future payment of benefits, and reflect deferrals and credits including interest earned from market-based investment alternatives available to Participants. Subject to such limitations as the Board of Directors may impose, Participants may elect from several options the manner in which their SERP accounts will be distributed, so long as the election is made prior to the period for which the deferrals or other Company credits are made. However, in the event of death or upon a change in control (as defined) of the Company, a Participant's entire interest under SERP becomes immediately due and payable in a lump sum. Messrs. James, Genor, and DiLuigi but not Mr. Kermes participate in the SERP, and Company contributions made to their SERP accounts in 2000 are referenced in the respective footnotes to the Summary Compensation Table.

     FOREIGN RETIREMENT PLAN. Brown & Sharpe Tesa S.A., a Swiss corporation ("Tesa"), one of the Company's principal foreign subsidiaries, maintains a defined contribution retirement plan required by Swiss law, pursuant to which benefits accrue on behalf of Mr. Aparicio annually in an amount equal to a percentage (based on his age and salary) of annual compensation and under which interest accrues on accrued benefit amounts at a compound annual rate of 4%. Mr. Aparicio has been a participant in this plan since 1972. Upon retirement at age 65, he is entitled to receive an annual pension in an amount equal to 7.2% of the total accrued benefits, and the estimated annual pension payable upon retirement at normal retirement age (age 65) under such plan in an amount equivalent to $102,023. In addition, Tesa sponsors a separate defined contribution plan covering Mr. Aparicio and other key employees pursuant to which Mr. Aparicio is eligible to receive a lump-sum payment upon retirement. The estimated lump sum payable to Mr. Aparicio upon retirement under this sponsored plan at normal retirement age is an amount equivalent to $418,973. (U.S. Dollar amounts converted at the average monthly exchange rate for the 2000 year of $.5946 per Swiss Franc.)

EMPLOYMENT, SEVERANCE, AND OTHER AGREEMENTS

     EMPLOYMENT AGREEMENTS. Mr. Frank T. Curtin retired from employment in the capacity of President and Chief Executive Officer on May 1, 2000 at the end of his Employment Agreement dated May 2, 1995, as amended. The amended Agreement provided for (i) an annual base salary at the rate of $425,274 for 2000 subject to increases at the discretion of the Board of Directors; and (ii) annual cash incentive bonuses in an amount not to exceed the maximum amount permitted under the PIP with all or a portion thereof to be "earned out" and subject to achievement of objectives determined by the Compensation Committee of the Board (See Compensation Committee Report); and (iii) participation in other executive employee benefits. The Agreement provides that the Company may terminate his employment for a reason other than death, disability, or for cause (as defined in the Agreement) subject, however, to continuation of his base salary and benefits for the unexpired term remaining under the Agreement, but in any event not less than twelve months. No salary or benefits are continued if the employment is terminated by the Company for cause or upon death or disability. The Company entered into an agreement with Mr. Curtin on the date of his termination from employment on May 1, 2001 to pay him a one-year continued salary for consulting services.

     The Company entered into Employment Agreements on January 3, 2000 with Messrs. James and DiLuigi, which provide each Executive with a two (2) year term of employment ending December 31, 2002 at their current annual base salaries, which are to be reviewed by the Board of Directors. The agreements also provide that upon termination by the Company of their employment without cause, prior to expiration of their terms of employment, the Company will pay them a severance amount of one year's annual base salary in monthly installments, subject to a one year non-compete covenant. Both Employment Agreements provide that upon the occurrence of a change in control of the Company, they are cancelled and terminated and are superceded by the change-in-control agreements referred to below.

   The Company's Swiss subsidiary, Brown & Sharpe Tesa S.A., has an employment agreement with Antonio Aparicio entered into in October 1995 which provides payment of a severance amount to Mr. Aparicio upon termination of employment equal to the salary paid to him during the twelve-month period prior to the effective date of termination.

   CHANGE-IN-CONTROL AGREEMENTS. The Company had a Change-in-Control ("CIC") agreement, dated August 31, 1999, with Mr. Curtin, which provides for certain payments and benefits to Mr. Curtin upon termination of his employment by the Company without cause or termination by Mr. Curtin for good reason (as defined), in the event either such termination occurs after a change in control in the Company (as defined). Under such agreement, Mr. Curtin would be entitled to a severance payment of an amount equal to twice the sum of his base salary and bonus at the highest levels during the five-year period then preceding a change in control or termination, an additional severance payment equal to the annual levels in effect prior to the change in control (or termination), of the contributions, credits, and other benefits that Mr. Curtin was receiving under the Company's various retirement and long-term incentive plans and the continuation for a two-year period of the Company's health and life insurance benefits at the levels in effect immediately prior to the change in control or termination. These payments and benefits will be reduced to the extent necessary to preserve their deductibility to the Company for federal income tax purposes and to avoid imposition of any "excess parachute payment" taxes under the Internal Revenue Code. Termination by Mr. Curtin for good reason after a change in control includes a reduction by the Company in Mr. Curtin's base salary or the Company's failure to continue the compensation, retirement, and benefit plans at the levels at which Mr. Curtin was participating immediately prior to the change in control, the assignment of duties inconsistent with his status as a Chief Executive Officer, or other adverse alteration in the nature or status of his responsibilities. With his retirement from service, Mr. Curtin's CIC agreement is no longer in effect.

   The Company has similarly CIC management agreements providing for the same level of benefits upon specified terminations of employment upon a change in control of the Company for the other Executive Officers named in the Summary Compensation Table except for Mr. Kermes.

COMPENSATION AND NOMINATING COMMITTEE REPORT


COMPENSATION PHILOSOPHY

          The Compensation and Nominating Committee of the Board of Directors (the "Committee") presents its report on executive compensation for the year 2000. The Committee's guidelines for compensation decisions are guided by the following principles:

 . To provide a competitive total compensation package that enables the Company to attract and retain the key executive talent needed to accomplish its corporate goals.

 . To integrate compensation programs with the Company's annual and long-term business objectives and strategy in order to focus executive behavior on the fulfillment of those objectives.

 . To provide variable compensation opportunities that are directly linked with the performance of the Company and that significantly align executive remuneration with the interests of the stockholders.

     In addition, the Committee also considers, in implementing its decisions, the impact of Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), which in certain circumstances disallows annual compensation deductions in excess of $1,000,000. This disallowance provision does not apply to performance-based compensation, commissions, and certain other payments or forms of compensation. The Committee has determined that the Corporation's incentive awards that will be subject to 162(m) should be made, to the extent practicable, on a basis that ensures that the Corporation will be entitled to full deductibility under Section 162(m).

COMPENSATION PROGRAM

     The Committee, which is composed of outside Directors who have no interlocking relationships within the meaning of regulations of the Securities and Exchange Commission, is responsible for reviewing the Company's overall executive compensation program, reviewing the compensation of the Executive Officers, and administering the cash bonus, deferred cash award, and stock based incentive plans and certain retirement plans to ensure that pay levels, incentive opportunities, and projected retirement benefits are competitive and, of equal importance, appropriately reflect the performance of the Company. The components of the compensation program for executives are described below.

     BASE SALARY. The factors considered in determining the appropriate salary are level of responsibility, prior experience and accomplishments, and the relative importance of the job in terms of achieving corporate objectives and general salary ranges for comparable positions at similar size companies or divisions within the industry. Each Executive Officer's salary is reviewed annually. Adjustments may be recommended based upon individual performance, inflationary and competitive factors, and overall results. In late December 1998 and early 1999, the Committee reviewed, with the assistance of a compensation consulting firm, and then increased the base salaries of the Executive Officers for the year 2000 to be more in line with the 50th percentile for comparable companies ("general industrial" companies for executives in its measuring equipment business and select "high-tech" companies for executives associated with its software and sensors business) as surveyed by the consulting firm. (See below for the Chief Executive Officer.)

     ANNUAL INCENTIVE COMPENSATION. Under the Company's Amended Profit Incentive Plan ("PIP"), executives are eligible to receive a planned annual cash bonus of up to a specified percentage (generally 30% to 40% for executives) of base salary. At the beginning of each fiscal year, the Committee establishes for each executive a maximum aggregate percentage bonus opportunity (generally 30% to 40% for executives), which is comprised of separate bonus categories tied to the satisfaction of a specified, largely quantitative formula of corporation goals (e.g., net income, cash flow, and achievement of specific objectives). Actual bonuses paid may be above or below the target amount planned depending on achievement of objectives but may not exceed 200% of the planned bonus. In order to assure that the PIP would effectively encourage and reward superior performance, the Committee in early 1996 had restructured the specific performance targets comprising the overall formula for the Executive Officers to focus their content on promoting cross-divisional and inter-Company cooperation and also focusing on net income and various determinants of cash flow. Bonuses under the PIP for performance in 1999 were made to a total of approximately 120 management executives. None of the named Executive Officers have yet been paid any bonuses for 1999 as the Plan's criteria for such year provided that bonuses to such persons would be earned and paid only upon completion of a financing transaction that deals satisfactorily with the Company's current default situation with its principal lenders and its indebtedness/liquidity problem.
PIP bonuses were paid to the executives for 2000 performance as set forth in the Compensation Table.

LONG-TERM INCENTIVE AWARDS

     STOCK OPTIONS. Stock options, restricted stock, and other stock based awards which may be granted under the Corporation's stock incentive plan for management, the 1999 Equity Incentive Plan (which was approved by the stockholders on April 30, 1999), and an earlier plan, the 1989 Equity Incentive Plan, provide incentive to executives by giving them a strong economic interest in maximizing stock price appreciation, thereby better aligning their interests with the Corporation's stockholders. Accordingly, each executive's total compensation is significantly dependent upon stock performance. Option exercise prices are set at 100% of fair market value on the date of grant, and the options expire after 10 years. The options granted by the Committee in prior years vest over a period of years, typically 50% after one year and 50% the next year or 50% after the first two years and 25% per year for the following two years, in order to encourage management continuity and better align compensation to long-term stock value. In 1999 the Committee awarded options for an aggregate of 783,200 shares to 136 management persons, including options for an aggregate of 260,000 shares to the six named Executive Officers, as shown in the Summary Compensation Table, and other Executive Officers. These options vest and become exercisable in seven years from the date of grant subject to earlier partial exercise rights in the event the Company's stock price reaches certain levels.

     LONG-TERM DEFERRED CASH INCENTIVE PLAN. This component of executive compensation consists of the Key Employees' Long-Term Deferred Cash Incentive Plan (the "LTDCIP"), which was amended by the Committee in 1998. Pursuant to the Committee's recommendation under the amended Plan, the Company may make annual deferred cash awards as a bonus based on earnings. Each participant has credited to his account a percentage, established by the Committee from time to time, of adjusted pre-tax profit (as defined). Accounts vest after three years or, if earlier, upon retirement at or after age 65 with five years of service or at or after age 60 with ten years of service. (If a participant retires at or after age 55 with five years of service, the normal three-year vesting requirement is reduced to one year after retirement.) Full vesting also occurs upon a Change in Control (as defined). Participants are subject to a two-year post termination non-compete, except for terminations after a change in control. Participant accounts are subject to notional "investment" in one or more mutual fund alternatives and/or Brown & Sharpe stock, except that credits are required to be "invested" in the Company stock alternative if the participant is below the Company's share ownership requirement for executives under the Executive Officer Stock Ownership Policy adopted by the Board on recommendation by the Committee in 1998. Participant vested accounts are distributable at termination of employment in a lump sum or installments (up to three years). Certain larger accounts may be distributed as an annuity. No awards were made to any participant in the LTDCIP for 1999.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Mr. Curtin, who joined the Company in May of 1995, retired from employment on May 1, 2000 at the end of the term of his employment contract, as amended. Mr. Curtin's base annual salary for 2000, following a review, with the assistance of a compensation consulting firm, of executive compensation, was $425,274. Mr. Kermes', who succeeded Mr. Curtin, base annual salary was set by the Committee at $125,000, and the Committee awarded him options for 150,000 shares at an exercise price of $1.875 per share.


                                    Russell A. Boss, Chairman
                                    John M. Nelson
                                    Richard M. Donnelly
                                    J. Robert Held

                            STOCK PERFORMANCE GRAPH

     The following graph sets forth information comparing the cumulative total return to holders of the Company's Class A Stock over the Company's last five fiscal years beginning at the market close on the last trading day before the beginning of the Company's fifth preceding fiscal year (the "Measuring Period") with (1) the cumulative total return of the Standard & Poor's 500 Stock Index, and (2) the cumulative total return of the Standard & Poor's Machinery (Diversified) index. The graph assumes $100 invested in December 31, 1994 in Company Class A common stock and $100 invested at the same time in each of the S&P indexes shown and assumes that all dividends are reinvested.



                                    [GRAPH]



                                Plotting Points

                                                        12/95       12/96       12/97       12/98       12/99       12/00

BNS CLASS A                                            100.00      154.72      211.32      153.77      120.75       32.08
S & P 500                                              100.00      137.58      169.17      225.61      290.09      351.13
S & P MACHINERY (DIVERSIFIED)                          100.00      123.40      153.81      203.46      169.33      200.20

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


Date:  April 30, 2001          By:  /s/ Andrew C. Genor
       --------------               -------------------
                                    Andrew C. Genor
                                    Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ John M. Nelson               3/30/01  /s/ Howard K. Fuguet     3/30/01
----------------------------------------  --------------------------------
John M. Nelson                     Date   Howard K. Fuguet  Date
Chairman of the Board and Director        Director



/s/ Kenneth N. Kermes            3/30/01  /s/ Russell A. Boss      3/30/01
----------------------------------------  --------------------------------
Kenneth N. Kermes                  Date   Russell A. Boss  Date
President, Chief Executive Officer        Director
(Principal Executive Officer)



/s/ J. Robert Held               3/30/01  /s/ Roger E. Levien      3/30/01
----------------------------------------  --------------------------------
J. Robert Held                     Date   Roger E. Levien  Date
Director                                  Director



/s/ Henry D. Sharpe, III         3/30/01  /s/ Richard M. Donnelly  3/30/01
----------------------------------------  --------------------------------
Henry D. Sharpe, III               Date   Richard M. Donnelly  Date
Director                                  Director



/s/ Alfred J. Corso              3/30/01  /s/ Andrew C. Genor      3/30/01
----------------------------------------  --------------------------------
Alfred J. Corso                    Date   Andrew C. Genor  Date
Controller                                Vice President and
(Principal Accounting Officer)            Chief Financial Officer