Form 10-Q
period 2001-03-31
BNS CO
filed 2001-05-15
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
Commission file number 1-5881
                       ------

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
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

     _____________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No _______
    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 13,329,337 shares of Class A common stock, 501,140 shares of Class B common stock, par value $1 per share, outstanding as of March 31, 2001.

                         PART I. FINANCIAL INFORMATION
                                 ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                                                                       For the Quarter Ended
                                                                                              March 31
                                                                                          2001        2000
                                                                                       --------     --------
                                                                                                   (Restated)
                                                                                                     Note 2
Sales                                                                                  $ 70,109      $ 73,124
Cost of goods sold                                                                       50,975        48,968
Research and development expense                                                          2,705         2,844
Selling, general and administrative expense                                              21,252        18,392
Restructuring (benefit) (Note 3)                                                              -          (472)
                                                                                       --------      --------
     Operating (loss) profit                                                             (4,823)        3,392
Interest expense                                                                          2,438         2,151
Other income, net                                                                            41           369
                                                                                       --------      --------
     (Loss) income from continuing operations before income taxes, discontinued
       operations and cumulative effect of change in accounting principle                (7,220)        1,610
Income tax provision (benefit)                                                              700           (39)
                                                                                       --------      --------
     (Loss) income from continuing operations before discontinued operations
       and cumulative effect of change in accounting principle                           (7,920)        1,649
Discontinued operations:
     Loss from operations                                                                  (829)       (1,042)
                                                                                       --------      --------
Loss before cumulative effect of change in accounting principle                          (8,749)         (607)
Cumulative effect of change in accounting principle, net of income taxes
  (Note 2)                                                                                    -       (27,401)
                                                                                       --------      --------
Net loss                                                                               $ (8,749)     $(26,794)
                                                                                       ========      ========
Net (loss) income per common share, basic from continuing operations, before discontinued operations and cumulative effect of change in accounting principle
   (Note 6)                                                                            $  (2.87)     $    .61
     Discontinued operations                                                               (.30)         (.38)
     Cumulative effect of change in accounting principle                                      -        (10.13)
                                                                                       --------      --------
Net loss per common share, basic                                                       $  (3.17)     $  (9.90)
                                                                                       ========      ========
Net (loss) income per common share, diluted, from continuing operations before discontinued operations and cumulative effect of change in accounting principle
   (Note 6)                                                                            $  (2.83)     $    .61
     Discontinued operations                                                               (.30)         (.38)
     Cumulative effect of change in accounting principle                                      -        (10.13)
                                                                                       --------      --------
Net loss per common share, diluted                                                     $  (3.17)     $  (9.90)
                                                                                       ========      ========


   * The accompanying notes are an integral part of the financial statements.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars in Thousands)

                                                                                        March 31     December 31
                                                                                          2001          2000
                                                                                          ----          ----
                                       ASSETS                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                          $  16,855     $  27,213
     Accounts receivable, net of allowances for doubtful accounts of $4,415 and
       $4,461                                                                              37,607        35,094
     Inventories                                                                           88,586        94,394
Assets held for sale or disposition                                                         5,754         5,943
     Prepaid expenses and other current assets                                              9,191         9,235
                                                                                        ---------     ---------
        Total current assets                                                              157,993       171,879
Property, plant and equipment:
     Land                                                                                   3,530         3,772
     Buildings and improvements                                                            23,983        25,670
     Machinery and equipment                                                               76,351        80,792
                                                                                        ---------     ---------
                                                                                          103,864       110,234
Less-accumulated depreciation                                                              68,378        72,103
                                                                                        ---------     ---------
                                                                                           35,486        38,131
Goodwill, net                                                                               8,330         8,488
Other assets                                                                               30,126        32,147
                                                                                        ---------     ---------
                                                                                        $ 231,935     $ 250,645
                                                                                        =========     =========

                  LIABILITIES AND SHAREOWNERS' (DEFICIENCY) EQUITY
Current liabilities:
     Notes payable to banks (Note 10)                                                   $  39,045     $  38,956
     Accounts payable                                                                      43,023        45,431
     Accrued expenses and income taxes                                                     62,734        63,009
     Current portion of long-term debt (Note 10)                                           54,118        54,404
                                                                                        ---------     ---------
         Total current liabilities                                                        198,920       201,800
Long-term debt                                                                              9,989        10,772
Long-term liabilities                                                                      26,177        26,930
Commitments and Contingencies                                                                  --            --
Shareowners' (Deficiency) Equity:
     Preferred stock, $1 par value; authorized 1,000,000 shares; none issued                   --            --
     Common stock:
       Class A, par value $1; authorized 30,000,000 shares; issued shares
         13,329,337 in 2001 and 13,328,774 in 2000                                         13,329        13,329
       Class B, par value $1; authorized 2,000,000 shares; issued 501,140 in 2001
         and 501,703 shares in 2000                                                           501           502
     Additional paid-in capital                                                           113,473       113,473
     Retained deficit                                                                    (110,292)     (101,543)
     Accumulated other comprehensive loss                                                 (19,708)      (14,163)
     Treasury stock; 42,592 shares in 2001 and 2000, at cost                                 (455)         (455)
                                                                                        ---------     ---------
Total shareowners' equity (deficiency)                                                     (3,151)       11,143
                                                                                        ---------     ---------
                                                                                        $ 231,935     $ 250,645
                                                                                        =========     =========

    The accompanying notes are an integral part of the financial statements.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                    For the Three-Months Ended
                                                                                    --------------------------
                                                                                             March 31
                                                                                             --------
                                                                                       2001              2000
                                                                                      ------            ------
                                                                                                       (Restated)
                                                                                                         Note 2
Cash Provided by (Used in) Operations:
Net loss                                                                            $  (8,749)         $  (26,794)
Adjustment for Noncash Items:
   Cumulative effect of change in accounting principle                                      -              27,401
   Benefit for restructuring                                                                -                (472)
   Depreciation and amortization                                                        3,107               2,842
   Pension charges                                                                        444                 579
   Deferred income taxes                                                                  250                   -
   Termination indemnities                                                                256                 115
   Other non-cash items                                                                   678                 428
Changes in Working Capital:
   Decrease (Increase) in accounts receivable                                          (6,183)              3,638
   Decrease in inventories                                                              1,416                 111
   (Increase) in prepaid expenses and other current assets                                 (7)             (1,105)
   (Decrease) Increase in accounts payable and accrued expenses                           189                (745)
                                                                                    ---------          ----------
         Net cash (Used in) Provided by Operations                                     (8,599)              6,038
                                                                                    ---------          ----------

Investment Transactions:
Capital expenditures                                                                   (2,284)             (1,945)
Other investing activities                                                                320                (943)
                                                                                    ---------          ----------
         Cash Used in Investment Transactions                                          (1,964)             (2,888)
                                                                                    ---------          ----------

Financing Transactions:
(Decrease) in short-term debt                                                             (33)               (257)
Increase in short-term debt                                                               918                   -
Principal payments of long-term debt                                                     (335)               (393)
                                                                                    ---------          ----------
Cash Provided by (Used in) Financing Transactions                                         550                (650)
                                                                                    ---------          ----------

Effect of Exchange Rate Changes on Cash                                                  (345)             (2,458)
                                                                                    ---------          ----------

Cash and Cash Equivalents:
(Decrease) Increase during the period                                                 (10,358)                 42
Beginning balance                                                                      27,213              36,643
                                                                                    ---------          ----------
Ending balance                                                                      $  16,855          $   36,685
                                                                                    =========          ==========

Supplementary Cash Flow Information:

Interest paid                                                                       $     846          $      732
                                                                                    =========          ==========
Taxes paid                                                                          $     230          $      233
                                                                                    =========          ==========


    The accompanying notes are an integral part of the financial statements.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                            (Dollars in Thousands)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Standards Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and the effect of the new accounting method in the results of operations for the three months ended March 31, 2000. Accordingly, the information for the first quarter of 2000 has been restated.

         Also, in the second quarter of 2000, the Board of Directors approved a plan to discontinue the Electronics Division (ED). The results of operations of ED have been classified as a discontinued operation. As a result, the results of operations for the quarter ending March 31, 2000, have been restated to present ED as a discontinued operation. The following is a summary of the effect of Staff Accounting Bulletin No. 101 and the discontinued operations on the results of operations for the three months ended March 31, 2000:

                                                                                    Previously
                                                                                    ----------
                                                                                     Reported        Restated
                                                                                     --------        --------
                                                                                     March 31        March 31
                                                                                     --------        --------
                                                                                       2000            2000
                                                                                       ----            ----
         Sales                                                                      $  72,473       $  73,124
         Gross profit                                                                  23,152          24,156
         Income (loss) from continuing operations before cumulative effect of
            accounting change                                                             (72)          1,610
         (Loss) from discontinued operations                                                -          (1,042)
         Cumulative effect of accounting change, net of tax                                 -         (27,401)
                                                                                    ---------        --------
         Net (loss)                                                                 $     (72)      $ (26,794)
                                                                                    =========        ========

         Per common share:
            Income (loss) from continuing operations before cumulative effect of accounting change
                Basic                                                               $    (.03)      $     .61
                Diluted                                                                  (.03)            .61
            (Loss) from discontinued operations
                Basic and diluted                                                           -            (.38)
            Cumulative effect of change in accounting principle                             -          (10.13)
            Net (loss):
                Basic                                                                    (.03)          (9.90)
                Diluted                                                                  (.03)          (9.90)

3. During the first quarter of 2000, the Company recorded a $.5 million restructuring benefit that resulted from a sublease of rental property that was vacated as part of the restructuring that occurred in 1999. In addition, in the first quarter of 2000, the Company terminated 76 employees as a result of the restructuring of one of the PMI divisions.

         The following is an analysis of the activity of the restructuring reserves from December 31, 2000 to March 31, 2001:

         1997 Restructuring

                                                                 Employee
                                                                 --------
                                                                Termination
                                                                -----------
                                                                  Benefits         Inventory           Total
                                                                  --------         ---------         ---------
         Balance at December 31, 2000                               $  967          $ 2,803           $ 3,770
              Utilized                                                 (53)            (191)             (244)
                                                                   -------         --------          --------
         Balance at March 31, 2001                                  $  914  (1)     $ 2,612           $ 3,526
                                                                   =======          =======           =======

         1999 Restructuring

                                                       Employee
                                                       --------
                                                      Termination
                                                      -----------
                                                       Benefits         Inventory        Other           Total
                                                       --------         ---------        -----          --------
         Balance at December 31, 2000                   $ 1,814           $ 2,194       $ 1,511          $ 5,519
              Utilized                                     (231)              (49)         (442)            (752)
                                                       --------         ---------      --------         --------
         Balance at March 31, 2001                      $ 1,583  (2)      $ 2,145       $ 1,069  (2)     $ 4,796
                                                       ========         =========      ========         ========

(1) Future cash payments relating to employee termination benefits amount to $339 in 2001, $227 in 2002 and $348 thereafter.

(2) Future cash payments relating to employee termination benefits, leases, and other restructuring costs amount to $2,489 in 2001, $112 in 2002 and $51 thereafter.

4.       The composition of inventory is as follows:

                                                                                      March 31      December 31
                                                                                      --------      -----------
                                                                                        2001            2000
                                                                                        ----            ----
         Parts, raw materials, and supplies                                            $30,434        $31,563
         Work in process                                                                14,093         14,731
         Finished goods                                                                 44,059         48,100
                                                                                      --------       --------
                                                                                       $88,586        $94,394
                                                                                      ========       ========

5. Income taxes include provisions for federal, foreign, and state income taxes and are based on the Company's estimate of effective income tax rates for the full year. The tax provision for the first three months of 2001 is $700 compared to a tax benefit of $39 in the same period of the previous year.

6.       The following table sets forth the computation of basic and diluted
         (loss) earnings per share:


                                                                                       For the Quarter Ended
                                                                                       ---------------------
                                                                                             March 31
                                                                                             --------
                                                                                        2001           2000
                                                                                     ----------      ---------
         Numerator:
            (Loss) Income from Continuing Operations before Discontinued
              Operations and Cumulative Effect of Change in Accounting Principle

                                                                                     $  (7,920)      $  1,649
            Loss from Discontinued Operations                                             (829)        (1,042)
                                                                                     ----------      ---------
            (Loss) Income Before Cumulative Effect of Change in Accounting
              Principle                                                                 (8,749)           607
         Cumulative Effect of Change in Accounting Principle                                 -        (27,401)
                                                                                     ----------      ---------
         Net Loss                                                                    $  (8,749)      $(26,794)
                                                                                     ==========      =========
         Denominator for Basic Earnings Per Share:
            Weighted-Average Shares                                                      2,758          2,705
         Effect of Dilutive Securities:
            Employee Stock Options                                                           -              -
                                                                                     ----------      ---------
         Denominator for Diluted Earnings Per Share:                                     2,758          2,705
                                                                                     ==========      =========
            Weighted-Average Shares and Assumed Conversions
         Basic (Loss) Earnings Per Share from Continuing Operations Before

            Cumulative Effect of Change in Accounting Principle                      $   (2.87)      $    .61
         Discontinued Operations                                                          (.30)          (.38)
         Cumulative Effect of Change in Accounting Principle                                 -         (10.13)
                                                                                     ----------      ---------
         Basic Loss Per Share                                                        $   (3.17)      $  (9.90)
                                                                                     ==========      =========
         Diluted (Loss) Earnings Per Share from Continuing Operations Before
            Cumulative Effect of Change in Accounting Principle                      $   (2.87)      $    .61
         Discontinued Operations                                                          (.30)          (.38)
         Cumulative Effect of Change in Accounting Principle                                 -         (10.13)
                                                                                     ----------      ---------
         Diluted Loss Per Share                                                      $   (3.17)      $  (9.90)
                                                                                     ==========      =========

         Diluted loss per share is the same as basic loss per share in 2001 and 2000 because the computation of diluted earnings per share would have an antidilutive effect on loss per share.

         At the Special Meeting of Stockholders on April 27, 2001, the stockholders approved a one-for-five reverse stock split. Accordingly, the above calculation reflects the effect of the reverse stock split.

7.       Components of comprehensive income (loss) are as follows:

                                                                                       For the Quarter Ended
                                                                                       ---------------------
                                                                                             March 31
                                                                                             --------
                                                                                        2001           2000
                                                                                      ---------      ---------
         Net Loss                                                                    $ (8,749)       $(26,794)
         Other comprehensive loss, net of tax:
              Foreign currency translation adjustments                                 (5,545)         (5,202)
                                                                                     ----------     ----------

         Comprehensive Loss                                                          $(14,294)       $(31,996)
                                                                                      =========      =========

         Accumulated other comprehensive (loss) income, net of related tax, at March 31, 2001 and December 31, 2000 is composed of foreign currency translation adjustments amounting to a loss of $19.7 million and $14.2 million, respectively.

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

9.       Financial Information by Business Segment

         Segment Information. The Company operates exclusively in the Metrology Business and conducts its business through the Measuring Systems Group ("MS"), Precision Measuring Instruments Division ("PMI"), and Xygent, Inc. (formerly Brown & Sharpe Information Systems).

                                                              Three Months Ended March 31, 2001
                                       ----------------------------------------------------------------------
                                               MS            PMI            XYGENT                  TOTALS
         Revenues from
            external customers             $   50,045    $  20,064         $    -             $    70,109
         Intersegment revenues                      -           23              -                      23
         Segment profit (loss)                 (5,361)       1,650         (1,510)                 (5,172)


                                                     Three Months Ended March 31, 2000
                                       ----------------------------------------------------------------------
                                               MS            PMI            XYGENT                  TOTALS
         Revenues from
            external customers             $   53,648    $  19,476         $    -             $    73,124
         Intersegment revenues                      9            9          1,500                   1,518
         Restructuring benefit                    472            -              -                     472
         Segment profit (loss)                  1,304        1,441         (2,363)                    382

         A reconciliation of combined operating profit for the MS, PMI, CM, Xygent and ED segments to consolidated profit or loss before income taxes is as follows:

                                                                                     2001            2000
                                                                                     ----            ----
         Total revenue for reportable segment                                        $  70,131       $ 74,642
         Elimination of intersegment revenues                                              (22)        (1,518)
                                                                                  -------------     ----------
                  Total Consolidated Revenues                                        $  70,109       $ 73,124
                                                                                  ============      ==========

         Total (loss) profit for reportable segments                                 $  (5,172)      $    382
         Unallocated amounts:
              Interest income                                                              229            257
              Other (loss) income                                                       (2,277)           971
                                                                                    -----------     ---------
                  (Loss) Profit Before Income Taxes and Cumulative Effect
                    of Accounting Change and Discontinued Operations
                                                                                     $  (7,220)      $  1,610
                                                                                     ==========      ========

10. At a Special Meeting of Stockholders held on April 27, 2001, the Company's stockholders approved the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden. The stockholders also approved at this meeting, a change of the Company's name to BNS Co., reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001.

         Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a cash adjustment of approximately $12.4 million, which was based on the terms of the Acquisition Agreement. After the cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary.

         The accompanying financial statements have been presented as if the Metrology Business would be a continuing operation, because management believes that it is the most meaningful presentation as of March 31, 2001. Had the consolidated financial statements for the three month period ended March 31, 2001 and 2000, presented the sale of the Metrology Business as a discontinued operation, the consolidated financial statements for the three month period ended March 31, 2001 and 2000, would have been as follows:

                                                                                       2001            2000
                                                                                       ----            ----
         Cash                                                                      $  6,088        $  8,882
         Assets held for sale or disposition                                        214,263         230,833
                                                                                      2,964           2,498
                                                                                   --------        --------
         Other current assets                                                       223,315         241,913

         Property, plant and equipment, net                                           4,453           4,535
         Capitalized software and other costs                                         4,167           4,197
                                                                                   --------        --------
                                                                                   $231,935        $250,645
                                                                                   ========        ========
         Other current liabilities                                                 $ 89,999        $ 88,954
         Liabilities assumed by Hexagon                                             135,999         140,981
         Mortgage payable                                                             3,085           3,318
         Long-term liabilities                                                        6,003           6,249
                                                                                  ---------       ---------
                                                                                    235,086         239,502
         Equity                                                                      (3,151)        (11,143)
                                                                                  ---------       ---------
                                                                                   $231,935        $250,645
                                                                                  =========       =========

                                                                                       2001            2000
                                                                                       ----            ----

         Rental income                                                             $    303        $    251
         Income from extraction activities                                              144             174
                                                                                  ---------       ---------
                                                                                        447             425
         Research and development expense                                             1,139           1,293
         Selling, general and administrative expenses                                 2,591           2,701
         Interest expense                                                             2,055           1,660
                                                                                   --------       ---------
         Loss from continuing operations before discontinued operations              (5,338)         (5,229)
         Loss from discontinued operations                                           (3,411)        (21,565)
                                                                                   --------       ---------
                  Net loss                                                         $ (8,749)       $(26,794)
                                                                                   ========       =========

11. Certain other amounts reported in 2000 have been reclassified to conform with the 2001 presentation.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


Overview

     At a special meeting held on April 27, 2001, the stockholders of BNS Co. (formerly Brown & Sharpe Manufacturing Company) approved the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden, ("Hexagon"). At the same meeting, the stockholders also approved the change of the Company's name to BNS Co., a reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001.

     Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.4 million cash adjustment based on the terms of the Acquisition Agreement. After the cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary.

     The accompanying financial statements for the three month periods ended March 31, 2001 and 2000, are presented as if the Metrology Business were a continuing operation and do not reflect any adjustment arising from the sale of the Metrology Business on April 27, 2001.

     During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial
         -------------------------------------------
Accounting Statements Board Statement No. 3, Reporting Accounting Changes in
                                             -------------------------------
Interim Financial Statements, effective January 1, 2000, the Company recorded
----------------------------
the cumulative effect of the accounting change amounting to $27.4 million and, accordingly, the consolidated financial statements for the three month period ended March 31, 2000 has been restated to reflect the new accounting method.

Forward Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this report contain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties, including those set forth in "Risk Factors," and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10Q.

Results of Operations

Sales

     Sales for the first quarter of 2001 were $70.1 million compared with sales in 2000 of $73.1 million, which is 4.1% below the 2000 level. The 2001 sales would have been $2.2 million higher than reported, if foreign denominated sales had been translated at 2000 foreign exchange rates. The reduced U.S. dollar value of 2001 foreign sales is due to the continued strength of the U.S. dollar. The $.8 million sales decrease in 2001 sales was caused by a $1.8 million decrease in the MS Division, offset by a $1.0 million increase for PMI. The PMI increase occurred due to increased sales activity in its European market. The $1.8 million sales decrease in MS' sales is due to increased sales of smaller coordinate measuring machines (CMM's) offset by reduced sales of larger more fully configured CMM's and after-market revenue.

Net Loss

     The Company incurred a net loss in the first quarter of 2001 amounting to $8.8 million compared to $26.8 million in the first quarter of 2000. As discussed above in the Overview Section, the Company adopted SAB 101 in the fourth quarter of 2000. Since SAB 101 was adopted in the fourth quarter of 2000, effective January 1, 2000, the first quarter of 2000 was restated to reflect the new method, and the cumulative effect of the new accounting method, which amounted to $27.4 million, was included in the results of operations for the quarter ended March 31, 2000. After adjusting the cumulative effect of SAB 101 in 2000, the first quarter of 2000 would have had a net loss of $.6 million.

     The Company incurred an operating loss of $4.8 million in the first quarter of 2001, which compared to a $3.4 million operating profit in the same period in 2000. The first quarter of 2001 gross margin is $19.1 million, which is 27.3% of sales, compares with a first quarter 2000 margin of $24.2 million, which is 33.0% of sales. After adjusting the 2001 gross margin to reflect 2000 foreign exchange rates, the 2001 gross margin was $19.8 million (28.2% of 2001 sales). The $4.4 million decrease is a result of a $4.9 million decrease in MSD's gross margin, offset by a $.5 million improvement in PMI's gross margin. The reduced gross margin of MSD is due to sales of machines in the United States at lower selling prices.

     Selling, general and administrative expenses ("SG&A") were 30.3% of sales in the first quarter of 2001 as compared to 25.2% in the same period in 2000. If 2000 foreign exchange rates had been used to translate SG&A expenses for 2001, 2001 SG&A expenses would have been $3.4 million higher than the same period in 2000. The increase in SG&A results from higher compensation and related benefit costs of $1.5 million, increased warranty expense of $.5 and increased expenses for miscellaneous materials and advertising amounting to $1.2 million.

     Research and development expense decreased from $2.8 million in the first quarter of 2000 to $2.7 million in the first quarter of 2001. The decrease is due primarily to foreign exchange.

     Interest expense in the first quarter of 2001 was $.2 million higher than the same period in 2000 due to higher interest rates.

     Results in the first quarter of 2001 included $.7 million tax provision as compared to a tax benefit of $39 thousand in 2000. The higher tax provision in 2001 results from higher taxable income in certain jurisdictions that could not be offset by tax benefits in other jurisdictions.

Liquidity and Capital Resources

     Until the sale of the Company's Metrology Business on April 27, 2001, the Company was obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007, which are classified as current liabilities, as well as other long-term debt amounting to $11.0 million. The Company also had, until April 27, 2001, a $30 million three-year syndicated multi-currency revolving Credit Agreement with four banks, which had a maturity and termination date of November 10, 2000 and was amended as of February 7, 2001 to extend the maturity date to April 30, 2001, or at an earlier date if the Acquisition Agreement between the Company and Hexagon AB is terminated.

     As a result of the sale of the Metrology Business to Hexagon on April 27, 2001, the Company paid all of the $50 million private placement notes and all of the $27.4 million outstanding balance of the $30 million Revolving Credit Agreement. In addition, through the acquisition by Hexagon of the Company's investment in its foreign subsidiaries, all of the foreign short-term and long-term debt is held by entities owned by Hexagon. After the sale of the Metrology Business, the Company is debt free, except for a $4.0 million mortgage on the North Kingstown facility, which was retained by the Company. Upon completion of sale of the Metrology Business on April 27, 2001, the Company had cash in excess of $70 million and liabilities, excluding the $4.0 million mortgage, amounting to approximately $25 million.

Cash Flow

     Net cash used in operations in the first quarter of 2001 was $8.6 million compared with net cash provided by operations in the first quarter of 2000 of $6.0 million. For the quarter ended March 31, 2001, the net loss of $8.7 million was decreased by depreciation and amortization amounting to $3.1 million and other non-cash items amounting to $1.6 million. For the quarter ended March 31, 2000, the net loss of $26.8 was decreased by depreciation and amortization amounting to $2.8 million and other non-cash items, including $27.4 million for SAB 101, and other non-cash items amounting to $.7 million. Cash flows from working capital decreased $4.6 million in 2001 and increased $1.9 million in 2000. The $4.6 million decrease in 2001 was due to a $6.2 million increase in accounts receivable offset by a $1.4 million decrease in inventory.

     Net cash used in investment transactions in the first quarter of 2001 and 2000 was $2.0 million and $2.9 million, respectively. Capital expenditures in the first quarter of 2001 and 2000 amounted to $2.3 million and $1.9 million, respectively. The Company in the first quarter of 2000 also invested in expenditures related to debt refinancing activity.

     Cash provided by financing transactions was $.6 million during 2001 compared with cash used in financing transactions of $.7 million in the same period in 2000. Financing transactions during the first quarter of 2001 consisted of principal payments of long-term debt amounting to $.3 million and short-term debt increased $.9 million. Financing transactions during the same period in 2000 consisted of payments in short-term borrowings of $.3 million and principal payments of long-term debt of $.4 million.

Working Capital

     Working capital decreased from a negative $29.9 million at December 31, 2000 to a negative working capital of $40.9 million at March 31, 2001. When December 31, 2000 foreign exchange rates are used to translate the March 31, 2001 balance sheet, working capital decreased to a negative $36.3 million. After using the December 31, 2000 foreign exchange rates to translate the March
31, 2001 balance sheet, cash and inventory decreased $9.8 million and $1.7 million, respectively, and accounts receivable increased $6.2 million. Accounts payable and accrued expenses and short-term borrowings increased $.7 million and $1.1 million, respectively. Offsetting these increases was a $.7 million increase in prepaid expenses and other current assets.

Product Design and Manufacturing Engineering

     The Company invested $3.8 million, or 5.4% of sales and $4.1 million, or 5.7% of sales; in the first quarter of 2001 and 2000, respectively, for product design and manufacturing engineering.

            RISK FACTORS AFTER THE SALE OF SUBSTANTIALLY ALL ASSETS

     After the completion of the sale to Hexagon on April 27, 2001, the Company has continued in the business of developing measuring software through its controlled subsidiary, Xygent (formerly BSIS) after the Closing under the Acquisition Agreement, and Xygent will be the only active operation of the Company. The Risk Factors set forth below relate to Xygent and hence to the Company from and after April 27, 2001.

                        RISK FACTORS RELATING TO XYGENT



     1. BSIS software product is still in development; if we fail to develop our software product or our product fails to obtain market acceptance, we will not generate sufficient revenue to be successful. BSIS was formed in December 1997. BSIS has not yet completed or sold a software product. There can be no assurance that BSIS will be able to complete its development of a software product that is accepted by consumers on a basis which is profitable to BSIS. Market acceptance of the new software products is dependent in part on our ability to demonstrate the cost effectiveness, case of use and technological advantages of our products over competing products.

     2. We have not had any sales and may not have any sales in the future. Since BSIS has not yet completed development of a product for sale to customers, BSIS has had no revenues, and hence its operating results to date (losses) do not form any basis for conclusion that BSIS will become profitable.

     3. We may not have adequate resources for funding the operations of BSIS. We will have substantially more limited financial and other resources than all, or most, of our software competitors and potential software competitors and we may be unable to compete significantly against them. Hexagon has committed to invest an additional $4.5 million over the next three years. The Company will have limited funds available for investment in BSIS after the payment of the distribution voted by the Board on May 1, 2001 and the contemplated distributions to stockholders following the invested $2.5 million in Xygent and has contemplated closing of the sale of the North Kingstown facility, and there can be no assurance that BSIS, or the Company, will be able to raise additional funds for operations. There can be no assurance that Hexagon, which is expected to own up to as much as 47% of BSIS once it completes its four investments and which may view BSIS as a competitor, would want to, or be able to raise, additional funds for BSIS.

     4. Our industry is very competitive and we may not be successful if we fail to compete effectively. In addition to the significant competition for software products, with many offerings in the marketplace, the software products to be developed by BSIS are expected at the outset to compete with software used by the Metrology Business sold to Hexagon, and may be competitive with software developed in the future by the Metrology Business being purchased by Hexagon. In addition, BSIS must, as a practical matter, concentrate initially on selling to businesses, including automotive and airplane manufacturers, who are customers of the Metrology Business sold to Hexagon; and in its marketing efforts BSIS will not be able to use the "Brown & Sharpe" name or the aftermarket sales force of the Metrology Business, unless an agreement is reached with Hexagon (and Hexagon has no obligation to enter into such an agreement), as an entree to prospective customers, thus making competing more difficult. Increased competition may result in lower prices for our products and reduced opportunities for growth and profitability.

     5. Royalty and other obligations of BSIS to the Metrology Business sold to Hexagon may prevent BSIS from achieving profitability. For five years after the April 27, 2001 Closing of the sale to Hexagon, BSIS is required to sell is XactMeasure software products to Hexagon, on a non-exclusive basis, for use in CMM applications at a price per unit of $1,500, which is expected to be substantially below the price charged by BSIS to other customers for CMM applications. In addition, BSIS is required for the five-year period to pay a significant royalty to Hexagon of $5,000 per unit of software sold to persons other than Hexagon for CMM market applications. The effect of these provisions is necessarily adverse to the business of BSIS. Royalty and other obligations of BSIS to the Metrology Business sold to Hexagon may limit the profitability of BSIS, depending significantly on the extent to which BSIS is successful in introducing and selling software products which are used in applications other than CMM applications--namely Vision applications and CNC applications. The preferential pricing and royalty provisions in favor of Hexagon are applicable only to software products for use in CMM applications.

     6. The relationship between BSIS and Wilcox Associates, Inc. ended with the Closing under the Acquisition Agreement with Hexagon. The Metrology Business sold to Hexagon has been significantly dependent on a software license from Wilcox Associates, Inc. and the service of William Wilcox, its president, and we had owned 30% of the stock of Wilcox Associates, Inc. A number of software products used by the Metrology Business sold to Hexagon were based on PCDIMIS, a software product developed by Wilcox Associates, Inc. Our license rights from Wilcox Associates, Inc. and its relationship with William Wilcox were acquired by Hexagon. While BSIS believes that its software products under development are and will be completely independent of PCDIMIS, the ending of this relationship may adversely affect BSIS because PCDIMIS is the leading software for CMMs. BSIS and PCDIMIS will be competitive substitutes for one another.

     7. BSIS management has limited experience managing a software company and may fail to manage effectively, limiting BSIS's potential. The Company has historically been a manufacturing Company, after the sale to Hexagon, it is a software company. While BSIS has significant software business experience, there is no assurance the Company and BSIS will be able successfully to manage a "software company" and the possible loss of the services of any member of the management team may be materially adverse to the business of BSIS. BSIS management may not have the skills to introduce and market BSIS's software product, to manage future growth or obtain funds to fund growth and/or operations and their inexperience in these areas may detract from BSIS's business.

     8. If BSIS fails to develop software products other than CMM applications, BSIS may fail to achieve profitability. The BSIS business plan contemplates the development of additional software products for markets other than CMM applications, including primarily Vijsion (non-contract) and CNC applications. There can be no assurance such additional software products will be developed, or, if developed, will be of interest to customers in fields beyond those in which the Metrology Business has been engaged in. Failure to develop and successfully market such products may prevent BSIS from achieving profitability.

     9. BSIS may not succeed if it is unable to attract and retain key personnel and skilled employees. In order to grow our business, we will have to hire additional employees. Our future success, therefore, will depend, in part, on attracting and retaining additional qualified management, marketing and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Competition for qualified personnel throughout the software industry is intense. The inability to hire additional qualified employees or the loss of the services of some of the foreign technical employees that are currently doing work for BSIS could have a material adverse effect on the business of BSIS.

     10. BSIS may be unable to form the strategic alliances that are key to its strategy. The BSIS business plan calls for BSIS to establish marketing, development and distribution relationships through strategic alliances, and plans to enter into various agreements with other companies to achieve its marketing, development and distribution goals. There can be no assurance that BSIS will be able to establish any such agreements and, accordingly, there can be no assurance that BSIS will be able to achieve its planned objectives for the year 2001 or establish a software business that will grow and be profitable. In addition, BSIS is required for a five-year period after the Closing to pay royalties to Hexagon for any unit of software for CMM market applications sold to persons other than Hexagon and is required to sell its XactMeasure software products to Hexagon for CMM applications at a price per unit substantially below the price charged by BSIS to other customers, with Hexagon making no purchase commitment.

     11. BSIS software may be subject to intellectual property infringement claims, which could limit BSIS's sales. If we become subject to intellectual property infringement claims, or if we are unable to protect important intellectual property, we could incur significant expenses and be prevented from offering specific products, and we may lose prospective sales to competitors.

     The success of BSIS may depend, in part, on its ability to obtain and maintain patent protection for its computer software products, to protect and preserve its proprietary information and trade secrets and to operate and sell its products without infringing the proprietary rights of others. It has been BSIS's policy to seek, where appropriate, to protect its proprietary positions by, among other methods, maintaining its product information as a trade secret and filing United States and corresponding foreign patent applications covering its technology, inventions and improvement that are important to the development of its business. As of March 20, 2001, BSIS has filed three patent applications, two in the United States and one foreign application, covering methods and apparatus (i) for simulating the measurement of a part without using a physical measurement system and (ii) for interacting with measuring devices by allowing users to extend the capabilities of software for controlling measuring devices. These patent applications are pending and there can be no assurance that any pending patents will be issued, or that any pending applications will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of whom have substantially more resources than BSIS will not seek to apply for and obtain patents that will prevent, limit or interfere with BSIS's ability to make, use or sell its products in the United States or internationally.

     BSIS, like many software companies, also relies upon trade secrets, technical know-how and skill of its employees and continuing technical creativity and innovation to develop and maintain its products and its anticipated position in the software business market. It requires its employees, consultants and advisors to execute confidentiality and disclosure agreements and assignment of invention agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that BSIS will have or be able to obtain an adequate remedy for any breach. Further, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and technologies or otherwise gain access to BSIS's proprietary technology, or that BSIS can meaningfully protect its rights in unpatented proprietary technology. The failure or inability of BSIS to adequately protect its intellectual property rights could have a material adverse effect on its business, financial condition, and future prospects and business plans.

     12. Risks particular to BSIS's international operations and potential international sales could adversely affect its results. Our financial condition and results of operations may be adversely affected by international business risks, including currency exchange rate fluctuation, inflation, import and export controls, exchange controls and other business factors in foreign countries that may complicate BSIS operations, including the fact that the protection of copyrights and other intellectual property is difficult to achieve under the laws of certain foreign countries.

     13. Sales of Company stock in the market before and after the Closing may adversely impact this market. The market price of our Common Stock could decline as a result of sales of shares by the Company's existing stockholders, including option holders who became shareholders, in connection with the Closing under the Acquisition Agreement, including sales by trustees under the Company's Employee Stock Ownership Plan ("ESOP") (which will be terminated as a result of the Closing), and sales by trustees of the Company's other employee benefit plans (or of employees benefit plans of Hexagon which receive shares of stock of the Company previously held in accounts under the Company's other employee benefit plans), or sales by Metrology Business employees or other former employees of the Company having accounts under these other plans, could further adversely affect the market price for the Company's stock. Approximately 969,031 shares of Common Stock were held under the ESOP and approximately 675,378 shares were held under the Company's other employee benefit plans at February 15, 2001.

     14. Possible delisting of Company stock by New York Stock Exchange may prevent the Company from sustaining an active trading market. Although we expect the Company's Class A Stock will continue to be listed on the New York Stock Exchange, it is possible that future results of the Company (which will be engaged only in the software business conducted by BSIS) or future discussions with the New York Stock Exchange, may lead to delisting of the Company's Class A Stock owned by the New York Stock Exchange, in which event the Company may not be able to have its shares quoted on another stock exchange. Consequently, an active trading market for the Company's shares may not be sustained. There is no assurance that the one-for-five reverse stock split of the Company's Class A Stock and Class B Stock if approved by the stockholders on April 27, 2001 and effective May 10, 2001, will assist the Company in meeting the qualitative and quantitative requirements of the New York Stock Exchange to maintain its listing.

     15. Possible change in capital structure after the closing with Hexagon may negatively impact the market price of the Company's Common Stock. Other than the reduction in par value per, and the cash amounts distributed in the contemplated distributions to stockholders, including the previously announced distribution voted by the Board May 1, 2001 payable May 25, 2001 to common stockholders of record May 11, 2001, and the issuance of additional shares for cash upon exercise of outstanding options and the effects of the investment by Hexagon in BSIS, there will not be any change in the stockholders' equity of the Company from the transaction with Hexagon. It is possible that the Board may, depending on developments with BSIS and other factors, decide to recommend some further change in the capital structure, which may require stockholder approval in the future. However, there is no present intention to take any such action. In addition, the Company cannot predict the effect the sale of Hexagon, related transactions, sale of the North Kingstown facility, and related cash distributions will have on the market price of the Company's Common Stock.

Item 4. NONE
------  ----

Item 5. NONE
------  ----

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

     A. See Exhibit Index annexed.

     B. No Form 8-K was filed during the quarter ended March 31, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BNS Co.
                            (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)


                            By: /s/ Andrew C. Genor
                                -------------------------------------------
                                Andrew C. Genor
                                Chief Financial Officer
                                (Principal Financial Officer)


April 14, 2001

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------


  10.114         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Alfred J. Corso dated August 31, 1999.

  10.115         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Christopher J. Garcia dated August 31, 1999.

  10.116         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Fred Schutter dated August 31,
                    1999.

  10.117         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Antonio Aparacio dated August 31, 1999.

  10.118         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Ettore Bandieri dated August 31, 1999.

  10.119         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Marcus Burton dated August 31,
                    1999.

  10.120         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Frank T. Curtin dated August 31, 1999.

  10.121         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Edward D. DiLuigi dated August 31, 1999.

  10.122         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Andrew C. Genor dated August 31, 1999.

  10.123         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Philip James dated August 31,
                    1999.

  10.124         Change in control agreement between Brown & Sharpe
                    Manufacturing Company and Charles A. Junkunc dated August 31, 1999.

  10.125         Amended change in control agreement between Brown & Sharpe
                    Manufacturing Company and Edward D. DiLuigi dated January 3, 2000.