Form 10-Q
period 2001-06-30
BNS CO
filed 2001-08-20
CIK 14637

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

[_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number  1-5881
                        ------

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
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

               275 West Natick Road, Warwick Rhode Island 02886
               ------------------------------------------------
             (Address of principal executive offices and zip code)

                                (401) 244-4500
                                --------------
             (Registrant's telephone number, including area code)

                     Brown & Sharpe Manufacturing Company
                     ------------------------------------
              200 Frenchtown Road, North Kingstown, Rhode Island
              --------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    -------     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 2,825,000 of Class A common stock, 99,934 shares of Class B common stock, par value $0.01 per share, outstanding as of June 30, 2001.

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
                                  (Unaudited)


                                                            For the quarter ended              For the Six months ended
                                                                  June 30                             June 30
                                                            2001           2000                 2001           2000
                                                            ----           ----                 ----           ----
Revenues                                                  $     -        $      -              $     -        $      -
Research and development                                    1,104           1,584                2,243           2,877
Selling, general and administrative                         2,555           3,074                5,146           5,776
                                                          ------------------------------------------------------------
Operating loss                                             (3,659)         (4,658)              (7,389)         (8,653)
Interest expense                                              627           2,142                2,682           3,802
Other income, net                                           1,231             995                1,678           1,420
                                                          ------------------------------------------------------------
Loss from continuing operations                            (3,055)         (5,805)              (8,393)        (11,035)
Discontinued operations:
Loss from operations, net of income taxes of
 $540, $1,734, $1,240 and $1,695                           (3,367)        (16,732)              (6,778)        (10,895)
Gain on sale of business                                   62,373               -               62,373               -
                                                          ------------------------------------------------------------
Gain (loss) before extraordinary item, and
 cumulative effect of accounting change                    55,951         (22,537)              47,202         (21,930)
Extraordinary item-extinguishment of debt                   6,566               -                6,566               -
                                                          ------------------------------------------------------------
Income (loss) before cumulative effect of
 accounting change                                         49,385         (22,537)              40,636         (21,930)
Cumulative effect of accounting change                          -               -                    -         (27,401)
Net income (Loss)                                         $49,385        $(22,537)             $40,636        $(49,331)
                                                          ============================================================
Net Income (Loss) Per Share Basic and Diluted
 from Continuing Operations                               $ (1.06)       $  (2.10)             $ (2.92)       $  (4.04)

Discontinued Operations                                     20.51           (6.07)               19.36           (3.98)
Extraordinary Item                                          (2.28)              -                (2.28)              -
Cumulative Effect of Accounting Change                          -               -                    -          (10.04)
                                                          ------------------------------------------------------------
Net Income (Loss) per Common Share Basic and
 Diluted                                                  $ 17.17        $  (8.17)             $ 14.16        $ (18.06)
                                                          ============================================================


  *  The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars in Thousands)


                                                                    June 30, 2001          December 31, 2000
                      ASSETS
Current Assets:
  Cash and cash equivalents                                               $  12,981               $    8,882
  Accounts receivable, net of allowances for doubtful
   accounts of $625 and $0                                                    2,932                      313
  Assets held for sale or disposition                                         5,718                  234,230
  Prepaid expenses and other current assets                                     508                    2,185
                                                                         ------------------------------------
    Total current assets                                                     22,139                  245,610
Property, plant and equipment:
  Land                                                                          337                      415
  Buildings and improvements                                                     99                        -
  Machinery and equipment                                                     1,039                      672
                                                                         ------------------------------------
                                                                              1,475                    1,087
Less accumulated depreciation                                                  (300)                    (255)
                                                                         ------------------------------------
                                                                              1,175                      832
Other assets                                                                  3,667                    4,203
                                                                          $  26,981               $  250,645
                                                                         ====================================

               LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable to banks                                                  $       -               $   27,400
  Accounts payable and accrued expenses                                      12,398                    7,954
  Current portion of long-term debt                                           3,815                   54,344
  Liabilities assumed                                                             -                  142,734
                                                                         ------------------------------------
    Total current liabilities                                                16,213                  232,432
Long-term debt                                                                    -                        -
Long-term liabilities                                                           979                    7,070
Commitments and contingencies
Shareowners' Equity:
  Preferred stock, $1.00 par value; authorized
   1,000,000 shares; none issued
  Common stock:
    Class A, par value, $.01; authorized 30,000,000 shares; issued
     2,825,000 shares in 2001 and 2,665,867 shares in 2000                       28                       27
    Class B, par value, $.01; authorized 2,000,000 shares; issued
     99,934 shares in 2001 and 100,208 shares in 2000                             1                        1
Additional paid-in capital                                                   85,951                  127,276
Retained deficit                                                            (75,788)                (101,543)
Accumulated other comprehensive income (loss)                                    52                  (14,163)
Treasury stock: 8,518 shares in 2001 and 2000 at cost                          (455)                    (455)
                                                                         ------------------------------------
    Total shareowners' equity                                                 9,789                   11,143
                                                                         ------------------------------------
                                                                          $  26,981               $  250,645
                                                                         ====================================

  *  The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Dollars in Thousands)


                                                                    For the Six Months Ended June 30

                                                                          2001                   2000
                                                                     ---------               --------
Cash Provided by (Used in) Operation:
Net income (loss)                                                    $  40,036               $(49,331)
Extraordinary item--extingishment of debt                                6,566                      -
Cumulative effect of accounting change                                       -                 27,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Changes in operating assets and liabilities                            5,140                 20,736
  Gain on sale of business                                             (62,373)                     -
                                                                   ----------------------------------
Net Cash used in Operations                                            (10,031)                (1,194)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment                              (388)                     -
Proceeds from sale of business, net of expenses                        141,520                      -
                                                                   ----------------------------------
Net Cash provided by Investing Activities                              141,132                      -

Cash Flows for Financing Activities:
Payment of notes payable                                               (27,400)                     -
Payment of long-term senior notes                                      (58,278)                (2,057)
Distributions to stockholders                                          (44,480)                     -
Equity contributions                                                     3,156                      -
                                                                   ----------------------------------
Net Cash used in Financing Activities                                 (127,002)                (2,057)
Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents                         4,099                 (3,251)
Beginning balance                                                        8,882                  8,897
                                                                   ----------------------------------
Ending balance                                                       $  12,981               $  5,646
                                                                   ==================================
Supplementary Cash Flow Information:
 Interest Paid                                                       $   3,171               $  4,500
                                                                   ==================================
 Taxes paid                                                          $     230               $    519
                                                                   ==================================

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                 ---------------------------------------------
                            (Dollars in Thousands)
                    For the six months ended June 30, 2001

                                                                                        Accumulated
                                                Common    Additional paid                  other
                                              Stock $.01    in capital      Retained   comprehensive   Treasury   Total
                                     Shares   par value                      deficit   income (loss)     stock    Equity
                                   ----------------------------------------------------------------------------------------
Balance at January 1, 2001           13,831     13,831        $113,473     $(101,543)     $(14,163)     $(455)   $ 11,143

Net Income (loss) through                                                     (8,749)                              (8,749)
 March 31, 2001
Foreign currency translation                                                                (5,545)                (5,545)
Adjustment
                                   ----------------------------------------------------------------------------------------
Balance March 31, 2001               13,831     13,831         113,473      (110,292)      (19,708)      (455)     (3,151)

Net Income for Quarter                                                        49,385                               49,385
Ended June 30, 2001

Foreign Currency                                                                             4,879                  4,879
Translation Adjustment

Foreign currency translation
Adjustment included in net                                                   (14,881)       14,881                      -
income

Dividend Paid ($15.25 per                                      (44,480)                                           (44,480)
share)

Exercise of stock options               798        798             974                                              1,772

Acquisition of subsidiary
Minority Interest                                                1,384                                              1,384

Reverse 1:5 stock split             (11,705)   (14,600)         14,600                                                  -
                                   ----------------------------------------------------------------------------------------

Balance at June 30, 2001              2,924   $     29        $ 85,951     $ (75,788)     $     52      $(455)   $  9,789
                                   ========================================================================================




  * The accompanying notes are an integral part of the financial statements.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                            (Dollars in Thousands)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     At a special meeting held on April 27, 2001, the stockholders of BNS Co. (formerly Brown & Sharpe Manufacturing Company) approved the sale of substantially all assets of the Company, including a) the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden, ("Hexagon") and b) the sale of its North Kingstown facility to Precision Park Partners, LLC. At the same meeting, the stockholders also approved the change of the Company's name to BNS Co., a reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001. All references to shares have been restated to reflect the stock split.

     Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.4 million cash adjustment based on the terms of the Acquisition Agreement. After the estimated cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such
     subsidiary.   The post-closing matters pending with Hexagon include
     finalizing the cash adjustment paid at the closing on April 27, 2001 and completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Ventures in China (which will require some net outlay of cash by the Company) and certain other matters.

     On May 25, 2001, the Company paid a special cash dividend of $15.25 per share (post reverse stock split) on its outstanding shares of Class A Common Stock and Class B Common Stock to stockholders of record at May 11, 2001. In addition, management plans to sell, at a later date, the Company's real estate adjacent to Heathrow Airport in the United Kingdom. The Company plans to make additional cash distribution to its stockholders when the sale of the North Kingstown facility and the U.K. property is complete. However, the amount of the cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001. The Company will continue to operate its software development business through its controlled subsidiary Xygent.

2. During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Statements Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change amounting to $27.4 million and, accordingly, the consolidated financial statements for the second quarter and year-to-date period ended June 30, 2000 have been restated to reflect the new accounting method. The effect of adopting SAB 101 increased second quarter ended June 30, 2000 revenues by approximately $5.5 million and increased the net loss by $7,242, or $2.62 per share. The effect of adopting SAB 101 increased first half revenue in 2000 by approximately $6,169 and increased the loss by $33,965 or $12.44 per share.

3. Discontinued Operations - As mentioned above, the Company disposed of its Metrology Business effective April 27, 2001. This disposition is reflected in the accompanying financial statements in accordance with APB Opinion No.
     30. Accordingly, the financial statements for prior periods have been restated. Also, in the second quarter of 2000, the Board of Directors approved a plan to discontinue the Electronics Division (ED). The results of operations of ED have also been classified as a discontinued operation. As a result, the results of operations for the second quarter and year-to-date period ending June 30, 2000, have been restated to present ED as a discontinued operation.

4. Income taxes through the date of the disposal of the Metrology Business included provisions for foreign income taxes and were based on the Company's estimate of the effective income tax rates for a full year. No provision for income taxes has been reflected subsequent to the disposal of the Metrology Business since the Company has net operating loss carry forwards fully offset by a valuation allowance.

5. The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                              For the                      For the
                                                                              -------                      -------
                                                                          Quarter  Ended               Six Months Ended
                                                                          --------------               ----------------
                                                                              June 30                       June 30
                                                                              -------                       -------
                                                                         2001          2000           2001          2000
                                                                         ----          ----           ----          ----
     Numerator:
     Loss from Continuing Operations                                   $(3,055)     $ (5,805)       $(8,393)     $(11,035)
      (Loss) Income from Discontinued Operations                        59,006       (16,732)        55,595       (10,895)
     Extraordinary Item                                                 (6,566)            -         (6,566)            -
     Cumulative Effect of Change in Accounting Principle                     -             -              -       (27,401)
                                                                     ------------------------------------------------------
     Net (Loss) Income                                                 $49,385      $(22,537)       $40,636      $(49,331)
                                                                     ======================================================
     Denominator for Basic Earnings Per Share:
      Weighted-Average Shares                                            2,876         2,758          2,871         2,731
     Effect of Dilutive Securities:
      Employee Stock Options                                                 -             -              -             -
                                                                     ------------------------------------------------------
     Denominator for Diluted Earnings Per Share:                         2,876         2,758          2,871         2,731
                                                                     ======================================================
      Weighted-Average Shares and Assumed Conversions
     Basic and Diluted (Loss) Earnings Per Share from
      Continuing Operations                                            $ (1.06)     $  (2.10)       $ (2.92)     $  (4.04)
     Discontinued Operations                                             20.51         (6.07)         19.36         (3.98)
     Extraordinary Item                                                  (2.28)            -          (2.28)            -
     Cumulative Effect of Change in Accounting Principle                     -             -              -        (10.04)
                                                                     ------------------------------------------------------
     Basic and Diluted (Loss) Earnings Per Share                       $ 17.17      $  (8.17)       $ 14.16      $ (18.06)
                                                                     ======================================================

     Diluted income (loss) per share is the same as basic loss per share in 2001 and 2000 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations in 2000 and all options excercisable prior to the sale of the Metrology Business were exercised and are included in the basic calculation.

     At the Special Meeting of Stockholders on April 27, 2001, the stockholders approved a one-for-five reverse stock split. Accordingly, the above calculation reflects the effect of the reverse stock split.

6. Comprehensive income (loss) for the quarter ended June 30, 2001 and 2000 amounted to $54,264 and $(24,200) respectively. Comprehensive income
     (loss) for the six months ended June 30, 2001 and 2000 amounted to $39,970 and $(56,196), respectively. Accumulated other comprehensive income (loss) at June 30, 2001 and December 31, 2000 is comprised of foreign currency translation adjustments of $52 and $14,100.

7. Contingencies - The Company is a defendant in a variety of legal claims that arise in the normal course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

8. Segment Information - Subsequent to the sale of the Metrology Business mentioned above, the Company conducts its business through its subsidiary Xygent Inc, its only segment.

9. Extraordinary Item - The repayment of the long-term private placement senior notes following the sale of the Metrology Business resulted in prepayment penalty and related cost of $6,566 or $2.28 per share.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            ------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

     At a special meeting held on April 27, 2001, the stockholders of BNS Co. (formerly Brown & Sharpe Manufacturing Company) approved the sale of substantially all assets of the Company, including a) the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden, ("Hexagon") and b) the sale of its North Kingstown facility to Precision Park Partners, LLC. At the same meeting, the stockholders also approved the change of the Company's name to BNS Co., a reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001.

     Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.4 million cash adjustment based on the terms of the Acquisition Agreement. After the estimated cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary. The post-closing matters pending with Hexagon include finalizing the cash adjustment paid at the closing on April 27, 2001 and completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Ventures in China (which will require some net outlay of cash by the Company) and certain other matters.

     On May 25, 2001, the Company paid a special cash dividend of $15.25 per share (post reverse stock split) on its outstanding shares of Class A Common Stock and Class B Common Stock to stockholders of record at May 11, 2001. In addition, management plans to sell, at a later date, the Company's real estate adjacent to Heathrow Airport in the United Kingdom. The Company plans to make additional cash distribution to its stockholders when the sale of the North Kingstown facility and the U.K. property is complete. However, the amount of the cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001. The Company will continue to operate its software development business through its controlled subsidiary Xygent.

     The accompanying financial statements for the three and six month periods ended June 30, 2001 present the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to our continuing operations, unless otherwise noted.

     During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Statements Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change amounting to $27.4 million and, accordingly, the consolidated financial statements for the second quarter and year-to-date period ended June 30, 2000 have been restated to reflect the new accounting method.

Forward-Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this report contain forward-looking statements concerning the Company's cash burn, retained liabilities, capital requirements, operations, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in "Risk Factors," and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10Q.


Results of Operations

(Three and Six Months ended June 30, 2001 compared to June 30, 2000)

     The Company had no revenues from its continuing business. Operating loss for the three months ended June 30, 2001 of $3,659 was $1,000 less than the three months ended June 30, 2000. For the six months ended June 30, 2001, the operating loss of $7,389 was $1,264 less than the six months ended June 30, 2000. The principal differences year over year in selling, general and administrative expenses relate to the significant reduction in corporate staff and associated costs in conjunction with the sale of the Metrology Business to Hexagon. The reduction in software R&D is due to the elimination of legacy derivative software development and the shift in resources to sales support for the introduction of XactMeasure.

     Interest expense for the quarter ended June 30, 2001 of $627 is lower than the quarter ended June 30, 2000 and principally reflects the reduced interest expense resulting from the repayment of the Company's U.S. bank debt and long-term senior noteholders following the sale of the Metrology Business. For the six months ended June 30, 2001 interest expense was $2,682 lower than the $3,802 for the corresponding period in 2000. Other income, net for the quarter ended June 30, 2001, was $1,231 representing an increase of $236 over 2000 principally representing increased rental income from the North Kingstown facility. Other income, net for the six months ended June 30, 2001 was $1,678 or $258 greater than the amount through June 30, 2000.

     Discontinued operations reflect the loss from operations of the Metrology Business and the Electronics Division. The change in period over period is partially due to the quarter ended June 30, 2001 reflecting the operations of the Metrology Business for the month of April whereas the quarter ended June 30, 2000 reflects the operating results for three months.

     The extraordinary item represents the prepayment penalty and related cost incurred in connection with the repayment of the long-term private placement senior notes following the sale of the Metrology Business.

Liquidity and Capital Resources

     Until the sale of the Company's Metrology Business on April 27, 2001, the Company was obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007 as well as other long-term debt amounting to $11.0 million. The Company also had, until April 27, 2001, a $30 million three-year syndicated multi-currency revolving Credit Agreement with four banks.

     As a result of the sale of the Metrology Business to Hexagon on April 27, 2001, the Company paid all of the $50 million private placement notes and accumulated interest and prepayment penalties totaling $8 million and the balance of the $30 million Revolving Credit Agreement. In addition, through the acquisition by Hexagon of the Company's investment in its foreign subsidiaries, all of the foreign short-term and long-term debt is held by entities owned by Hexagon. After the sale of the Metrology Business, the Company is debt free, except for a $3.8 million mortgage on the North Kingstown facility, which was retained by the Company.

     The Company had cash of approximately $13 million at June 30, 2001 after payment of a number (but not all) of the various retained liabilities not assumed by Hexagon and after payment of some (but not all) of the transaction expenses, and after payment of an aggregate dividend of $44.5 million to stockholders on May 25, 2001 and after operating its business remaining after the sale on April 27, 2001 of its Metrology Business to Hexagon (such remaining business consisting of the Xygent software development business, the Company's ownership and status as the landlord of the North Kingstown Facility, in which Hexagon is one of the tenants, and ownership of a gravel pit near Heathrow Airport in the United Kingdom). There are additional post Hexagon closing matters and retained liabilities remaining to be settled, and there is no assurance that the future months expenses and cash burn rate of the Company on a consolidated basis (including Xygent) will not be greater than anticipated and that a liquidity problem may not arise. The post-closing matters pending with Hexagon include finalizing the cash adjustment paid at the closing on April 27, 2001, and completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Venture in China (which will require some net outlay of cash by the Company) and certain other matters. On the other hand, at the present time the Company has not sold the North Kingstown Facility (which generates both cash and income on a net basis) and has, therefore, not declared any dividend in any amount with respect to the anticipated proceeds of such sale.

Cash Flow

     Net cash used in operations for the six months ended June 30, 2001, was $10,031 compared with $1,194 for the six months ended June 30, 2000. Net cash provided from investing activities for the six months ended June 30, 2001 of $141,132, principally representing the proceeds from the sale of the Metrology business to Hexagon was used in financing activities previously mentioned, including the repayment of the notes payable and long-term senior notes as well as the distribution to stockholders of $44.4 million. At June 30, 2001, the Company had working capital of $5,926.

                                 RISK FACTORS

BNS Co., formerly known as Brown & Sharpe Manufacturing Company, (the "Company") completed the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001. After the sale, the Company has continued the business of developing measuring software through its controlled subsidiary, Xygent (formerly BSIS). Xygent is the only active operation of the Company, which holds its North Kingstown Facility (in which it is solely a landlord) for sale. The Risk Factors set forth below relate to Xygent and hence to the Company.

Xygent software products are still in the development stage.

At this point Xygent has developed only its products for use with CMM machines and is still developing its software products for use with CNC (Computer Numerically Controlled) machine tools and for use with Vision (non-contact) measuring machines. If Xygent fails to develop its software products or its products fail to obtain market acceptance at price levels that are satisfactory to Xygent, Xygent will not generate sufficient revenue to be successful. Xygent was formed in December 1997. There can be no assurance that Xygent will be able to develop its other principal software products that are accepted by consumers on a basis which is profitable to Xygent. Market acceptance of the new software products is dependent in part on Xygent's ability to demonstrate the cost effectiveness, case of use and technological advantages of its products over competing products.

Xygent has had no sales to date.

Since Xygent has only completed development of one of its planned three principal products for sale to customers, hence its operating results to date (losses) do not form any basis for conclusion that Xygent will become profitable.

The Company may not have adequate resources for funding the operations of Xygent; Liquidity Risk

There are additional post Hexagon closing matters and retained liabilities remaining to be settled (see "Liquidity and Capital Resources" in the Management Discussion and Analysis), and there is no assurance that the future months' expenses and the future cash burn rate of the Company on a consolidated basis (including Xygent) will not be greater than presently anticipated and that a liquidity problem may not arise. On the other hand, at the present time the Company has not sold the North Kingstown Facility (which generates both cash and income on a net basis) and has, therefore, not declared any dividend in any amount with respect to the anticipated proceeds of such sale. Xygent will have substantially more limited financial and other resources than all, or most, of its software competitors and potential software competitors and we may be unable to compete significantly against them. Hexagon has invested $2.5 million in Xygent at the Closing on April 27, 2001 and committed, subject to certain conditions, to invest an additional $4.5 million over the next three years. Given its limited resources and its general intentions with respect to payment of dividends to its shareholders, the Company has limited funds available for investment in Xygent, and there can be no assurance that Xygent, or the Company, will be able to raise additional funds for operations. There can be no assurance that Hexagon, which is expected to own up to as much as 47% of Xygent once it completes its three additional contemplated investments and which it views or may view Xygent as a competitor, would want to, or be able to raise, additional funds for Xygent.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

In addition to the significant competition for software products, with many offerings in the marketplace, the software products to be developed by Xygent are expected at the outset to compete with software used by the Metrology Business sold to Hexagon, and may be competitive with software developed in the future by the Metrology Business being purchased by Hexagon. In addition, Xygent must, as a practical matter, concentrate initially on selling to businesses, including automotive and airplane manufacturers, who are customers of the Metrology Business sold to Hexagon; and in its marketing efforts Xygent is not able to use the "Brown & Sharpe" name or the aftermarket sales force of the Metrology Business, unless an agreement is reached with Hexagon (and Hexagon has no obligation to enter into such an agreement and has not responded to related overtures from Xygent), as an entree to prospective customers, thus making competing more difficult. Increased competition may result in lower prices for our products and reduced opportunities for growth and profitability.

Royalty and other obligations of Xygent to the Metrology Business sold to Hexagon may prevent Xygent from achieving profitability.

For five years beginning April 27, 2001, Xygent is required to sell its XactMeasure software products to Hexagon, on a non-exclusive basis, for use in CMM applications at a price per unit of $1,500, which is expected to be substantially below the price charged by Xygent to other customers for CMM applications. In addition, Xygent is required for the five-year period to pay a significant royalty to Hexagon of $5,000 per unit of software sold to persons other than Hexagon for CMM market applications. The effect of these provisions is necessarily adverse to the business of Xygent. Royalty and other obligations of Xygent to the Metrology Business sold to Hexagon may limit the profitability of Xygent, depending significantly on the extent to which Xygent is successful in introducing and selling software products which are used in applications other than CMM applications--namely Vision applications and CNC applications. The preferential pricing and royalty provisions in favor of Hexagon are applicable only to software products for use in CMM applications.

The relationship between Xygent and Wilcox Associates, Inc. ended at the Closing under the Acquisition Agreement with Hexagon on April 27, 2001.

The Metrology Business sold to Hexagon has been significantly dependent on a software license from Wilcox Associates, Inc. and the service of William Wilcox, its president, and we had owned 30% of the stock of Wilcox Associates, Inc. A number of software products used by the Metrology Business sold to Hexagon were based on PCDMIS, a software product developed by Wilcox Associates, Inc. Our license rights from Wilcox Associates, Inc. and its relationship with William Wilcox were acquired by Hexagon. While Xygent believes that its software products under development are and will be completely independent of PCDMIS, the ending of this relationship may adversely affect Xygent because PCDMIS is the leading software for CMMs. Xygent and PCDMIS will be competitive substitutes for one another.

Company management has limited experience managing a software company and may fail to manage effectively, limiting Xygent's potential.

The Company has historically been a manufacturing company; since the sale to Hexagon, it is a software company. While Xygent has significant software business experience, there is no assurance the Company and Xygent will be able successfully to manage a "software company" and the possible loss of the services of any member of the management team may be materially adverse to the business of Xygent. Company management may not have the skills to introduce and market Xygent's software product, to manage future growth or obtain funds to fund growth and/or operations and their inexperience in these areas may detract from Xygent's business.

If Xygent fails to develop software products other than CMM applications, Xygent may fail to achieve profitability.

The Xygent business plan contemplates the development of additional software products for markets other than CMM applications, including primarily Vision (non-contact) and CNC applications. There can be no assurance such additional software products will be developed, or, if developed, will be of interest to customers in fields beyond those in which the Metrology Business has been engaged in. Failure to develop and successfully market such products may prevent Xygent from achieving profitability.

Xygent may not succeed if it is unable to attract and retain key personnel and skilled employees.

In order to grow its business Xygent will have to hire additional employees. Xygent's future success, therefore, will depend, in part, on attracting and retaining additional qualified management, marketing and technical personnel. The Company does not know whether it will be successful in hiring or retaining qualified personnel. Competition for qualified personnel throughout the software industry is intense. The inability to hire additional qualified employees or the loss of the services of some of the foreign technical employees that are currently doing work for Xygent could have a material adverse effect on the business of Xygent.

Xygent may be unable to form the strategic alliances that are key to its strategy.

The Xygent business plan calls for Xygent to establish marketing, development and distribution relationships through strategic alliances, and plans to enter into various agreements with other companies to achieve its marketing, development and distribution goals. There can be no assurance that Xygent will be able to establish any such agreements and, accordingly, there can be no assurance that Xygent will be able to achieve its planned objectives for the year 2001 or establish a software business that will grow and be profitable. In addition, Xygent is required for a five-year period beginning April 27, 2001, to pay royalties to Hexagon for any unit of software for CMM market applications sold to persons other than Hexagon and is required to sell its XactMeasure software products to Hexagon for CMM applications at a price per unit substantially below the price charged by Xygent to other customers, with Hexagon making no purchase commitment.

Xygent software may be subject to intellectual property infringement claims, which could limit Xygent's sales.

If we become subject to intellectual property infringement claims, or if we are unable to protect important intellectual property, we could incur significant expenses and be prevented from offering specific products, and we may lose prospective sales to competitors.

The success of Xygent may depend, in part, on its ability to obtain and maintain patent protection for its computer software products, to protect and preserve its proprietary information and trade secrets and to operate and sell its products without infringing the proprietary rights of others. It has been Xygent's policy to seek, where appropriate, to protect its proprietary positions by, among other methods, maintaining its product information as a trade secret and filing United States and corresponding foreign patent applications covering its technology, inventions and improvement that are important to the development of its business. As of March 20, 2001, Xygent had filed three patent applications, two in the United States and one foreign application, covering methods and apparatus (i) for simulating the measurement of a part without using a physical measurement system and (ii) for interacting with measuring devices by allowing users to extend the capabilities of software for controlling measuring devices. These patent applications are pending and there can be no assurance that any pending patents will be issued, or that any pending applications will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of whom have substantially more resources than Xygent will not seek to apply for and obtain patents that will prevent, limit or interfere with Xygent's ability to make, use or sell its products in the United States or internationally.

Xygent, like many software companies, also relies upon trade secrets, technical know-how and skill of its employees and continuing technical creativity and innovation to develop and maintain its products and its anticipated position in the software business market. It requires its employees, consultants and advisors to execute confidentiality and disclosure agreements and assignment of invention agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that Xygent will have or be able to obtain an adequate remedy for any breach. Further, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and technologies or otherwise gain access to Xygent's proprietary technology, or that Xygent can meaningfully protect its rights in unpatented proprietary technology. The failure or inability of Xygent to adequately protect its intellectual property rights could have a material adverse effect on its business, financial condition, and future prospects and business plans.

Risks particular to Xygent's international operations and potential international sales could adversely affect its results.

Xygent's financial condition and results of operations may be adversely affected by international business risks, including currency exchange rate fluctuation, inflation, import and export controls, exchange controls and other business factors in foreign countries that may complicate Xygent operations, including the fact that the protection of copyrights and other intellectual property is difficult to achieve under the laws of certain foreign countries.

Risks of Not Closing the Sale Under the North Kingstown Sales Agreement.

The sale of the North Kingstown Facility under the Sales Agreement between the Company and Precision Park Partners LLC dated as of March 2, 2001 was extended by Amendment dated May 31, 2001, but there is no assurance that the sale will be completed hereunder. In the event that the sale under that Agreement is not consummated, the Company believes, after discussion with its commercial real estate broker, that the North Kingstown Facility, is readily saleable in the commercial real estate market at a price which might be greater than or less than the price pursuant to the terms of the current Agreement with Precision Park Partners LLC.

The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders.

The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders, including option holders who became shareholders, in connection with the Acquisition Agreement with Hexagon, including sales by trustees under the Company's Employee Stock Ownership Plan ("ESOP") (which terminated as a result of the Closing), and sales by trustees of the Company's other employee benefit plans (or of employees benefit plans of Hexagon which receive shares of stock of the Company previously held in accounts under certain of the Company's other employee benefit plans), or sales by Metrology Business employees or other former employees of the Company having accounts under these other plans, could further adversely affect the market price for the Company's stock. Approximately 159,214 shares of Common Stock were held under the ESOP and approximately 122,445 shares were held under the Company's other employee benefit plans at May 30, 2001.

Possible delisting of Company stock by New York Stock Exchange may prevent the Company from sustaining an active trading market.

On June 19, 2001, the Company received official notice from the New York Stock Exchange ("NYSE") that its total market capitalization and stockholders' equity had fallen below NYSE's minimum thresholds for continued listing of the Company's Class A Stock on the NYSE. The NYSE conditioned continued listing of the Company's stock upon submission by the Company, and acceptance by the NYSE, of a business plan demonstrating the Company's return to compliance with NYSE capitalization requirements within 18 months of the notice. The Company intends to use its best efforts to keep its Class A Stock listed on the NYSE and on August 16, 2000 submitted a full response to the NYSE for continued listing. It is possible that the NYSE will reject the Company's proposal for continued listing or that future results of the Company or future discussions with the NYSE, may lead to delisting of the Company's Class A Stock owned by the NYSE, in which event the Company may not be able to have its shares quoted on another stock exchange. Consequently, an active trading market for the Company's shares may not be sustained.

                                   PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of Brown & Sharpe Manufacturing Company was held on April 27, 2001. The Stockholders of the Company were asked to vote on the following items (ten votes per share of Class B and one vote per share of Class A) and voted as follows:

PROPOSAL I

To approve the Proposal to sell substantially all assets including the sale of assets to Hexagon and the related transactions, the sale of our North Kingstown Facility and cash distribution to stockholders.

For:                13,483,158
Against:                79,970
Abstain:                27,114
Broker Non Vote:       133,646

PROPOSAL II

To approve an amendment to the Certificate of Incorporation to change the name of the Company to "BNS Co."

For:                13,525,570
Against:               166,840
Abstain:                31,478

PROPOSAL III

To approve an amendment to the Certificate of Incorporation to reduce the par value per share of Class A Common Stock from $1.00 per share to $.01 per share.

For:                13,231,283
Against:               379,552
Abstain:               113,053

PROPOSAL IV

To approve an amendment to the Certificate of Incorporation to reduce the par value per share of Class B Common Stock from $1.00 per share to $.01 per share.

For:                13,233,934
Against:               380,213
Abstain:               119,741

PROPOSAL V

To approve an amendment to the Certificate of Incorporation to effect a one-for-five reverse stock split of Class A Common Stock and Class B Common Stock.

For:                13,139,605
Against:               470,171
Abstain:               114,112

Item 6  Exhibits and Reports on Form 8-K

(a)       Exhibits

3.8 Amendment to Certificate of Incorporation dated April 27, 2001 filed as Exhibit 99.2 to Report on Form 8-K filed May 10, 2001 and hereby incorporated by reference.

3.9 Amendment to Certificate of Incorporation dated April 27, 2001 filed as Exhibit 99.3 to Report on Form 8-K filed May 10, 2001 and hereby incorporated by reference.

10.90.1 Notice to Stockholders regarding Shareholder Rights Plan dated May 21, 2001 filed as Exhibit 99.1 to Report on Form 8-K filed May 21, 2001 and incorporated herein by reference.

10.126 North Kingstown Sales Agreement between the Company and Precision Park Partners LLC dated as of March 2, 2001 and amended as of May 31, 2001 (filed herewith).

(b)       Reports on Form 8-K

       On May 10, 2001 the Company filed a Report on Form 8-K reporting that the Company had completed the previously announced sale of its worldwide Metrology Business to Hexagon AB on April 27, 2001 and that the amendments to the Certificate of Incorporation referred to in Item 4 above were approved by stockholders and were effective.

       On May 21, 2001 the Company filed a Report on Form 8-K to report certain action with respect to the Shareholder Rights Plan, namely the adjustment required in connection with the one-for-five reverse stock split which had previously been reported.


                            BNS Co. (f/k/a Brown & Sharpe Manufacturing Company)

                            By : /s/ Andrew C. Genor
                                -------------------------------
                                 Andrew C. Genor
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)


August 20, 2001