Form 10-Q
period 2001-09-30
BNS CO
filed 2001-11-14
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             Quarterly Report PURSUANT TO Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

                275 West Natick Road, Warwick Rhode Island 02886
                -------------------------------------------------
              (Address of principal executive offices and zip code)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 2,861,000 of Class A common stock, 64,282 shares of Class B common stock, par value $0.01 per share, outstanding as of September 30, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS*

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)

                                                    For the Quarter ended   For the Nine months ended
                                                         September 30             September 30
                                                       2001       2000          2001        2000
                                                       ----       ----          ----        ----
Revenues                                                  --          --            --          --
Research and development                             $   940    $  1,432      $  3,183    $  4,309
Selling, general and administrative                    2,948       3,018         8,094       8,795
                                                    -------------------------------------------------
Operating loss                                        (3,888)     (4,451)      (11,277)    (13,104)
Interest expense                                         137       1,936         2,819       5,738
Other income (expense), net                            1,410        (170)        3,088         575
                                                    -------------------------------------------------
Loss from continuing operations                       (2,615)     (6,556)      (11,008)    (18,266)
Discontinued operations:
Loss from operations, net of income taxes of
   -0-,$411, $1,240 and $2,106                            --      (5,042)       (6,778)    (15,262)
Gain on sale of business                                  --          --        62,373          --
                                                    -------------------------------------------------
Income (loss) before extraordinary item, and          (2,615)    (11,598)       44,587     (33,528)
   cumulative effect of accounting change
Extraordinary item-extinguishment of debt                 --          --         6,566          --
                                                    -------------------------------------------------
Income (loss) before cumulative effect of             (2,615)    (11,598)       38,021     (33,528)
   accounting change
Cumulative effect of accounting change                    --          --            --     (27,401)
                                                    -------------------------------------------------
Net income (Loss)                                    $(2,615)   $(11,598)     $ 38,021    $(60,929)
                                                    =================================================

Net Income (Loss) Per Share Basic and Diluted from
   Continuing Operations                             $  (.90)   $  (2.38)     $  (3.89)   $  (6.67)
Discontinued Operations                                   --       (1.83)        19.64       (5.57)
Extraordinary Item                                        --          --         (2.32)         --
Cumulative Effect of Accounting Change                    --          --            --      (10.00)
                                                    -------------------------------------------------
Net Income (Loss) per Common Share Basic and
   Diluted                                           $  (.90)   $  (4.21)     $  13.43    $ (22.24)
                                                    =================================================

   * The accompanying notes are an integral part of the financial statements.

Item 1. FINANCIAL STATEMENTS*

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       September 30, 2001    December 31,2000
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                     $   9,751           $   8,882
  Other receivable, net of reserve of $1,206 and $0                                 2,960                 313
  Assets held for sale or disposition                                               3,352             234,230
  Prepaid expenses and other current assets                                           334               2,185
                                                                             --------------------------------
    Total current assets                                                           16,397             245,610
Property, plant and equipment:
  Land                                                                                337                 415
  Buildings and improvements                                                          102                  --
                                                                             --------------------------------
  Machinery and equipment                                                           1,159                 672
                                                                             --------------------------------
                                                                                    1,598               1,087
Less accumulated depreciation                                                        (352)               (255)
                                                                             --------------------------------
                                                                                    1,246                 832
Other assets                                                                        3,596               4,203
                                                                             --------------------------------
                                                                                $  21,239           $ 250,645
                                                                             --------------------------------

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable to banks                                                        $      --           $  27,400
  Accounts payable and accrued expenses                                             9,832               7,954
  Current portion of long-term debt                                                 3,545              54,344
  Liabilities assumed                                                                  --             142,735
                                                                             --------------------------------
    Total current liabilities                                                      13,377             232,433
Long-term liabilities                                                                 723               7,070
Commitments and contingencies                                                          --                  --
Shareowners' Equity:
   Preferred stock, $1.00 par value; authorized 1,000,000 shares; none issued          --                  --
   Common stock:
     Class A, par value, $.01; authorized 30,000,000 shares; issued                    28                  27
         2,861,000 shares in 2001 and 2,665,867 shares in 2000
     Class B, par value, $.01; authorized 2,000,000 shares; issued                      1                   1
         64,282 shares in 2001 and 100,208 shares in 2000
  Additional paid-in capital                                                       85,951             127,275
  Retained deficit                                                                (78,403)           (101,543)
  Accumulated other comprehensive income (loss)                                        17             (14,163)
  Treasury stock: 8,518 shares in 2001 and 2000 at cost                              (455)               (455)
                                                                             --------------------------------
    Total shareowners' equity                                                       7,139              11,142
                                                                             --------------------------------
                                                                                $  21,239           $ 250,645
                                                                             ================================

   * The accompanying notes are an integral part of the financial statements.

Item 1. FINANCIAL STATEMENTS*

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                          For the Nine months ended
                                                                                September 30

                                                                              2001         2000
                                                                              ----         ----
Cash Provided by (Used in) Operations:
Net income (loss)                                                          $  38,021     $(60,929)
Extraordinary item--extinguishment of debt                                     6,566           --
Cumulative effect of accounting change                                            --       27,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                                 97           71
     Changes in operating assets and liabilities                               3,521        5,449
     Changes in assets and liabilities related to discontinued
     operations                                                                   --       27,916
     Gain on sale of business                                                (62,373)          --
                                                                          -------------------------
Net Cash used in Operations                                                  (14,168)         (92)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment                                    (511)         (55)
Proceeds from sale of business, net of expenses                              142,820           --
                                                                          -------------------------
Net Cash provided by (used in) Investing Activities                          142,309          (55)

Cash Flows for Financing Activities:
Payment of notes payable                                                     (27,400)        (269)
Payment of long-term senior notes                                            (57,893)          --
Payment on mortgage                                                             (655)        (866)
Distributions to stockholders                                                (44,480)          --
Equity contributions                                                           3,156          704
                                                                          -------------------------
Net Cash used in Financing Activities                                       (127,272)        (431)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents                                 869         (578)
Beginning balance                                                              8,882       10,885
                                                                          -------------------------
Ending balance                                                             $   9,751     $ 10,307
                                                                          =========================

Supplementary Cash Flow Information:
   Interest Paid                                                           $   3,308     $  5,404
                                                                          =========================
   Taxes paid                                                              $     230     $    945
                                                                          =========================

Item 1. FINANCIAL STATEMENTS*

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                             (Dollars in Thousands)
                  For the Nine months ended September 30, 2001

                                               Common                                    Accumulated
                                               Stock                                        other
                                              $.01 par     Additional        Retained    comprehensive   Treasury     Total
                                     Shares    value     paid in capital      deficit    income (loss)    stock      Equity
                                 -------------------------------------------------------------------------------------------
Balance at January 1, 2001            2,766      $ 28           $127,275    $(101,543)      $(14,163)      $(455)   $ 11,143

Net loss through March 31, 2001                                                (8,749)                                (8,749)
Foreign currency translation                                                                  (5,545)                 (5,545)
adjustment
                                 -------------------------------------------------------------------------------------------
Balance March 31, 2001                2,766        28            127,275     (110,292)       (19,708)       (455)     (3,151)

Net income for                                                                 49,385                                 49,385
quarter
ended June 30, 2001

Foreign currency translation                                                                   4,879                   4,879
adjustment

Foreign currency translation
adjustment included in net                                                    (14,881)        14,881                      --
income

Dividend paid ($15.25 per share)                                 (44,480)                                            (44,480)

Exercise of stock options               158         1              1,772                                               1,773

Acquisition of subsidiary
minority interest                                                  1,384                                               1,384

                                 -------------------------------------------------------------------------------------------

Balance at June 30, 2001              2,924        29             85,951      (75,788)            52        (455)      9,789

Net loss for quarter ended
September 30, 2001                                                             (2,615)                                (2,615)

Foreign currency translation
adjustment                                                                                       (35)                    (35)
                                 -------------------------------------------------------------------------------------------
Balance at September 30, 2001         2,924      $ 29           $ 85,951    $ (78,403)      $     17       $(455)   $  7,139
                                 ===========================================================================================

   * The accompanying notes are an integral part of the financial statements.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

      Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.8 million cash adjustment based on the terms of the Acquisition Agreement. After the estimated cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary. The post-closing matters pending with Hexagon include the completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Ventures in China (which will require some net outlay of cash by the Company), and certain other matters.

      On May 25, 2001, the Company paid a special cash dividend of $15.25 per share (post reverse stock split) on its outstanding shares of Class A Common Stock and Class B Common Stock to stockholders of record at May 11, 2001. Although the Purchase and Sale Agreement with Precision Park Partners LLC for the sale of the North Kingstown property has lapsed, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement, the Company continues to plan to sell its North Kingstown property and its real estate adjacent to the Heathrow Airport in the United Kingdom at later dates. The Company plans to make additional cash distributions to its shareholders after the properties have been sold. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, and possible subsequent developments. The Company will continue to operate its software development business through its controlled subsidiary Xygent.

2. During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Statements Board

      Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change amounting to $27.4 million and, accordingly, the consolidated financial statements for the third quarter and year-to-date period ended September 30, 2000 have been restated to reflect the new accounting method. The effect of adopting SAB 101 decreased third quarter ended September 30, 2000 revenues by approximately $4.0 million and increased the net loss by $2.0 million, or $0.72 per share. The effect of adopting SAB 101 increased year-to-date revenues in 2000 by approximately $2.1 million and increased the loss by $36 million or $13.15 per share.

3. Discontinued Operations - As mentioned above, the Company disposed of its Metrology Business effective April 27, 2001. This disposition is reflected in the accompanying financial statements in accordance with APB Opinion No. 30. Accordingly, the financial statements for prior periods have been restated. Also, in the second quarter of 2000, the Board of Directors approved a plan to discontinue the Electronics Division (ED). The results of operations of ED have also been classified as a discontinued operation. As a result, the results of operations for the third quarter and year-to-date period ending September 30, 2000, have been restated to present ED as a discontinued operation.

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

5. The following table sets forth the computation of basic and diluted (loss) earnings per share (dollars in thousands, except per share data):

                                                                         For the                  For the
                                                                      Quarter Ended          Nine Months Ended
                                                                       September 30             September 30
                                                                       ------------             ------------

                                                                     2001        2000        2001         2000
                                                                     ----        ----        ----         ----
      Numerator:
      Loss from Continuing Operations                              $(2,615)   $ (6,556)    $(11,008)    $(18,266)
         (Loss) Income from Discontinued Operations                     --      (5,042)      55,595      (15,262)
      Extraordinary Item                                                --          --       (6,566)          --
      Cumulative Effect of Change in Accounting Principle               --          --           --      (27,401)
                                                                  --------------------------------------------------
      Net (Loss) Income                                            $(2,615)   $(11,598)    $ 38,021     $(60,929)
                                                                  ==================================================
      Denominator for Basic Earnings Per Share:
         Weighted-Average Shares                                     2,917       2,758        2,830        2,740
      Effect of Dilutive Securities:
         Employee Stock Options                                         --          --           --           --
                                                                  --------------------------------------------------
      Denominator for Diluted Earnings Per Share:                    2,917       2,758        2,830        2,740
                                                                  ==================================================
      Basic and Diluted (Loss) Earnings Per Share from Continuing
         Operations                                                $  (.90)   $  (2.38)    $  (3.89)    $  (6.67)
      Discontinued Operations                                           --       (1.83)       19.64        (5.57)
      Extraordinary Item                                                --          --        (2.32)          --
      Cumulative Effect of Change in Accounting Principle               --          --           --       (10.00)
                                                                  --------------------------------------------------
      Basic and Diluted (Loss) Earnings Per Share                  $  (.90)   $  (4.21)    $  13.43     $ (22.24)
                                                                  ==================================================

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

6. Comprehensive loss for the quarter ended September 30, 2001 and 2000 amounted to $2.7 million and $18.4 million, respectively. Comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 amounted to $37.3 million and $(74.6) million, respectively. Accumulated other comprehensive income (loss) at September 30, 2001 and December 31, 2000 is comprised of foreign currency translation adjustments of $17,000 and $14.1 million.

7. Contingencies - The Company is a defendant in several legal claims that arose in the normal course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

8. Segment Information - Subsequent to the sale of the Metrology Business mentioned above, the Company conducts its business through its subsidiary Xygent Inc., its only segment.

9. Extraordinary Item - The repayment of the long-term private placement senior notes following the sale of the Metrology Business resulted in a prepayment penalty and related cost of $6.6 million or $2.32 per share.

10. Executive Compensation - As a result of the closing of the transaction with Hexagon, the Company has certain arrangements, as yet not finalized, relating to a change in control contract with an employee who has remained as the CEO. While all the details of the CEO's compensation arrangement have not been finalized and a contract has not, as yet, been executed, certain provisions of the arrangement have been agreed upon which resulted in the Company recording a charge to SG&A of $1.2 million during the third quarter ended September 30, 2001.

11. Reclassification - Certain 2000 balances have been reclassified to conform with 2001 presentation.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)

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

      Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.8 million cash adjustment based on the terms of the Acquisition Agreement. After the estimated cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary. The post-closing matters pending with Hexagon include the completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Ventures in China (which will require some net outlay of cash by the Company) and certain other matters.

      On May 25, 2001, the Company paid a special cash dividend of $15.25 per share (post reverse stock split) on its outstanding shares of Class A Common Stock and Class B Common Stock to stockholders of record at May 11, 2001. Although the Purchase and Sale Agreement with Precision Park Partners LLC for the sale of the North Kingstown property has lapsed, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement, the Company continues to plan to sell its North Kingstown property and its real estate adjacent to the Heathrow Airport in the United Kingdom at later dates. The Company plans to make additional cash distributions to its shareholders after the properties have been sold. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, and possible subsequent developments. The Company will continue to operate its software development business through its controlled subsidiary Xygent.

      The accompanying financial statements for the three and nine month periods ended September 30, 2001 present the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to our continuing operations, unless otherwise noted.

      During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Statements Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change amounting to $27.4 million and, accordingly, the consolidated financial statements for the third quarter and year-to-date period ended September 30, 2000 have been restated to reflect the new accounting method.

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

Results of Operations

(Three and Nine Months ended September 30, 2001 compared to September 30, 2000)

      The Company had no revenues from its continuing business. Operating loss for the three months ended September 30, 2001 of $3.9 million was $0.6 million less than the three months ended September 30, 2000. For the nine months ended September 30, 2001, the operating loss of $11.3 million was $1.8 million less than the nine months ended September 30, 2000. The principal differences year over year in selling, general and administrative expenses relate to the significant reduction in corporate staff and associated costs in conjunction with the sale of the Metrology Business to Hexagon. The quarter ended September 30, 2001 includes a charge of $0.5 million for further investigation and remediation costs associated with the North Kingstown Facility (See Environmental Risks). The reduction in software R&D expense is due to the elimination of legacy derivative software development and the shift in resources to sales support for the introduction of XactMeasure.

      As a result of the closing of the transaction with Hexagon, the Company has certain arrangements, as yet not finalized, relating to a change in control contract with an employee who has remained as the CEO. While all the details of the CEO's compensation arrangement have not been finalized and a contract has not, as yet, been executed, certain provisions of the arrangement have been agreed upon which resulted in the Company recording a charge to SG&A of $1.2 million during the third quarter ended September 30, 2001.

      Interest expense for the quarter ended September 30, 2001 of $137 thousand is lower than the quarter ended September 30, 2000 and principally reflects the reduced interest expense resulting from the repayment of the Company's U.S. bank debt and long-term senior noteholders following the sale of the Metrology Business. For the nine months ended September 30, 2001 interest expense was $2.9 million lower than the $5.7 million for the corresponding period in 2000. Other income, net for the quarter ended September 30, 2001, was $1.4 million representing an increase of $1.6 million over 2000 principally representing increased rental income from the North Kingstown Facility. Other income, net for the nine months ended September 30, 2001 was $3.1 million or $2.5 million greater than the amount through September 30, 2000.

      Discontinued operations reflect the loss from operations of the Metrology Business and the Electronics Division, as well as the gain on sale of the Metrology Business.

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

      As a result of the sale of the Metrology Business to Hexagon on April 27, 2001, the Company paid all of the $50 million private placement notes and accumulated interest and prepayment penalties totaling $8 million and the balance of the $30 million Revolving Credit Agreement. In addition, through the acquisition by Hexagon of the Company's investment in its foreign subsidiaries, all of the foreign short-term and long-term debt is held by entities owned by Hexagon. After the sale of the Metrology Business, the Company is debt free, except for a $3.5 million mortgage on the North Kingstown Facility, which was retained by the Company.

      The Company had cash of approximately $9.8 million at September 30, 2001 after operating its business remaining after the sale on April 27, 2001 of its Metrology Business to Hexagon (such remaining business consisting of the Xygent software development business, the Company's ownership and status as the landlord of the North Kingstown Facility, in which Hexagon is one of the tenants, and ownership of a gravel pit near Heathrow Airport in the United Kingdom) and after collecting $1.3 million related to the sale of the Electronics Division. There are retained liabilities remaining to be settled (including the completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Venture in China, which will require some net outlay of cash by the Company). As noted under "Results of Operations", the Company and its CEO are structuring an alternative arrangement to the CEO's August 1999 change in control agreement, which, when triggered, would have paid the CEO approximately $1.2 million. The alternative arrangement may be payable in cash or equity.

      There is no assurance that the future months expenses and cash burn rate of the Company on a consolidated basis (including Xygent) will not be greater than anticipated and that a liquidity problem may not arise (see Risk Factors:
Liquidity Risk). On the other hand, the Company has settled the final cash adjustment with Hexagon and received $1.7 million on October 2, 2001. Since the Purchase and Sale Agreement with Precision Park Partners LLC for sale of the North Kingstown Facility has lapsed, the Company continues to own and rent out the Facility (which generates both cash and income on a net basis).

      The Company's plan to continue as a going-concern relies on its ability to achieve profitability in its Xygent software operations prior to running out of available cash (including the $4.5 million that has been committed by Hexagon over the three year period, ending April 27, 2004) plus cash flow from its landlord operations. The Company's efforts to demonstrate going-concern status will be negatively affected by a sale of its North Kingstown Facility and, when that occurs, a related distribution out of the proceeds to stockholders. (see Risk Factors: Qualified opinion regarding going-concern status).

Cash Flow

      Net cash used in operations for the nine months ended September 30, 2001 was $14.2 million compared with $0.1 million for the nine months ended September 30, 2000. Net cash provided from investing activities for the nine months ended September 30, 2001 of $142.3 million, principally representing the proceeds from the sale of the Metrology business to Hexagon was used in financing activities previously mentioned, including the repayment of the notes payable and long-term senior notes as well as the distribution to stockholders of $44.5 million. At September 30, 2001, the Company had working capital of $3.0 million.

                                  RISK FACTORS

BNS Co., formerly known as Brown & Sharpe Manufacturing Company, (the "Company") completed the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001. After the sale, the Company has continued the business of developing measuring software through its controlled subsidiary, Xygent (formerly BSIS). Xygent is the only active operation of the Company, which holds its North Kingstown Facility (in which it is solely a landlord) and its U.K. property for sale in the future.

Xygent software products are still in the development stage.

At this point Xygent has released for sale its products for use with CMM machines and for use with CNC (Computer Numerically Controlled) machine tools and it is still developing its software product for use with Vision (non-contact) measuring machines. If Xygent fails to develop its software products or its products fail to obtain market acceptance at price levels that are satisfactory to Xygent, Xygent will not generate sufficient revenue to be successful. There can be no assurance that Xygent will be able to develop other software products that are accepted by consumers on a basis which is profitable to Xygent. Market acceptance of the new software products is dependent in part on Xygent's ability to demonstrate the cost effectiveness, ease of use and technological advantages of its products over competing products.

Xygent has had no sales to date.

Since Xygent has only completed development of two of its planned products for sale to customers and has not yet recognized any sales, its operating results to date (losses) do not form any basis for conclusion that Xygent will become profitable.

The Company may not have adequate resources for funding the operations of Xygent; Liquidity Risk

There are additional post Hexagon closing matters and retained liabilities remaining to be settled (see "Liquidity and Capital Resources" in the Management Discussion and Analysis), and there is no assurance that the future months' expenses and the future cash burn rate of the Company on a consolidated basis (including Xygent) will not be greater than presently anticipated and that a liquidity problem may not arise. On the other hand, at the present time the Company has not sold the North Kingstown Facility (which generates both cash and income on a net basis) and has, therefore, not declared any dividend in any amount with respect to the anticipated proceeds of such sale. Xygent will have substantially more limited financial and other resources than all, or most, of its software competitors and potential software competitors and we may be unable to compete significantly against them. Hexagon has invested $2.5 million in Xygent at the Closing on April 27, 2001 and committed, subject to certain conditions, to invest an additional $4.5 million over the next three years. Given its limited resources and its general intentions with respect to payment of dividends to its shareholders, the Company has limited funds available for investment in Xygent, and there can be no assurance that Xygent, or the Company, will be able to raise additional funds for operations. There can be no assurance that Hexagon, which is expected to own up to as much as 47% of Xygent once it completes its three additional contemplated investments and which views or may view Xygent as a competitor, would want to, or be able to raise, additional funds for Xygent.

The Company may receive a qualified opinion from the auditors with respect to going-concern status.

Although losses for periods prior to the Company's sale of its former Metrology Business to Hexagon on April 27, 2001 are not relevant to the Company's current operations, the Company recorded losses with respect to its on-going operations for both the second and third quarters of 2001. Losses from continuing operations for the second and third quarters of 2001 were $3.1 million and $2.6 million, respectively. The Company received a report from its independent auditors for each of the years ended December 31, 2000 and December 31, 1999 containing an explanatory paragraph stating that the Company's operating losses and non-compliance with certain covenants of loan agreements raised substantial doubt about the Company's ability to continue as a going concern. While the Company has paid off all liabilities on all its loan agreements (excluding the $3.5 million mortgage on the North Kingstown Facility), following the sale to Hexagon, management's plans to continue as a going-concern after the sale to Hexagon rely on its ability to achieve sales, customer acceptance and profitability in its Xygent software operations prior to running out of available cash (including the remaining $4.5 million that has been committed by Hexagon over the three year period ending April 27, 2004) plus cash flow from its landlord operations of the North Kingstown Facility, plus any additional cash which may be raised to further finance the operations of Xygent (and there can be no assurance that any such additional cash can be raised). In addition, the Company's efforts to demonstrate going-concern status will be negatively affected by any sale of its North Kingstown Facility (and any related distribution out of the sales proceeds to stockholders), as to which there can be no assurance that such sale can be completed (see below "Risk of not having the proposed sale of the North Kingstown Facility Under a Purchase and Sale Agreement").

Our industry is very competitive and we may not be successful if we fail to compete effectively.

In addition to the significant competition for software products, with many offerings in the marketplace, the software products to be developed by Xygent are expected at the outset to compete with software used by the Metrology Business sold to Hexagon, and may be competitive with software developed in the future by the Metrology Business purchased by Hexagon. In addition, Xygent must, as a practical matter, concentrate initially on selling to businesses, including automotive and airplane manufacturers, who are customers of the Metrology Business sold to Hexagon; and in its marketing efforts Xygent is not able to use the "Brown & Sharpe" name or the aftermarket sales force of the Metrology Business as an entree to prospective customers, thus making competing more difficult. Increased competition may result in lower prices for our products and reduced opportunities for growth and profitability.

Royalty obligations of Xygent to the Metrology Business sold to Hexagon may prevent Xygent from achieving profitability.

For five years beginning April 27, 2001, Xygent is required to sell its XactMeasure software products to Hexagon, on a non-exclusive basis, for use in CMM applications at a price per unit of $1,500, which is expected to be substantially below the price charged by Xygent to other customers for CMM applications. In addition, Xygent is required for the five-year period to pay a significant royalty to Hexagon of $5,000 per unit of software sold to persons other than Hexagon for CMM market applications. The effect of these provisions is necessarily adverse to the business of Xygent. Royalty obligations of Xygent to Hexagon may limit the profitability of Xygent, depending significantly on the extent to which Xygent is successful in introducing and selling software products which are used in applications other than CMM applications--namely Vision applications and CNC applications. The preferential pricing and royalty provisions in favor of Hexagon are applicable only to software products for use in CMM applications.

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

Xygent has limited experience in developing software products for applications other than CMM markets.

The Xygent business plan contemplates the development of additional software products for markets other than CMM applications, including primarily Vision (non-contact) and CNC applications. There can be no assurance such additional software products will be of interest to customers in fields beyond those in which its former Metrology Business has been engaged in. Failure to develop and successfully market such products may prevent Xygent from achieving profitability.

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

The success of Xygent may depend, in part, on its ability to obtain and maintain patent protection for its computer software products, to protect and preserve its proprietary information and trade secrets and to operate and sell its products without infringing the proprietary rights of others. It has been Xygent's policy to seek, where appropriate, to protect its proprietary positions by, among other methods, maintaining its product information as a trade secret and filing United States and corresponding foreign patent applications covering its technology, inventions and improvement that are important to the development of its business. As of September 20, 2001, Xygent had filed three patent applications, two in the United States and one foreign application, covering methods and apparatus (i) for simulating the measurement of a part without using a physical measurement system and (ii) for interacting with measuring devices by allowing users to extend the capabilities of software for controlling measuring devices. These patent applications are pending and there can be no assurance that any pending patents will be issued, or that any pending applications will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of whom have substantially more resources than Xygent will not seek to apply for and obtain patents that will prevent, limit or interfere with Xygent's ability to make, use or sell its products in the United States or internationally.

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

Risk of not having the proposed sale of the North Kingstown Facility under a Purchase and Sale Agreement.

The Agreement dated as of March 2, 2001, as extended by amendments as of May 31, 2001 and as of September 28, 2001, for the proposed sale of its North Kingstown Facility to Precision Park Partners LLC has lapsed, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement. The Company is in the process of renting out its former office headquarters space in the North Kingstown Facility. The Company is also continuing to work with the Rhode Island Department of Environmental Management to whom this Company had submitted the results of the recently completed Phase II environmental study on the Facility on October 2, 2001. The Company believes, based on discussions with its real estate consultant, that completion of leasing the former headquarters space at the North Kingstown Facility to a new tenant and completion of the environmental remediation work that appears to be necessary at the Facility should result in increasing the fair market value of the Facility for a future sale of the property, although there can be no assurance that either of these two matters will be completed successfully by the Company or that the Company's expectation as to future increased market value of the Facility will prove to be the case.

The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders.

The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders, including option holders who became shareholders, in connection with the closing under the Acquisition Agreement with Hexagon, sales by beneficiaries under the Company's Employee Stock Ownership Plan, which terminated as a result of the closing, sales by beneficiaries of the Company's 401(k) plan or beneficiaries of employee benefit plans of Hexagon which have received shares of stock of the Company previously held in accounts under the Company's employee benefit plans and sales of other shares by former employees of the Company.

Announcement for Delisting of the Company's Class A Common Stock by the New York Stock Exchange may prevent the Company from maintaining an active trading market.

On November 2, 2001, the New York Stock Exchange announced that it had determined that the Class A Common Stock of the Company should be delisted. The NYSE decision was reached in view of the fact that the Company has fallen below the continued listing standards regarding: average global market capitalization over a consecutive 30 trading-day period, is less than $50,000,000 and total stockholders' equity is less than $50,000,000; and average global market capitalization over a consecutive 30 trading-day period is less than $15,000,000. The Company has a right to a review of this determination by a Committee of the Board of Directors of the Exchange (the "Committee"). Should the Company request a review by the Committee, the date of such review will be announced. A suspension date will be announced at such time as (i) the Company does not request a review by the Committee within 10 business days of this notice; (ii) the subsequent review of the Committee determines that the Company should be suspended; (iii) the Company is approved to commence trading in another securities marketplace or (iv) there is a material adverse development. The Company is actively seeking to transfer the trading of its Class A Common Stock to an alternative stock exchange, but there can be no assurance that the Company will be successful in transferring the trading of its Class A Common Stock to another stock exchange, or that there will be some hiatus in the process. Consequently, an active trading market for the Company's shares may not be maintained.

Environmental Risks

The nature of the Company's current software development operations are not affected by environmental laws, rules and regulations. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other decisions made earlier) have conducted heavy manufacturing operations and often in locations at which or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in this area is developing rapidly, such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown Facility and property where, after the sale to Hexagon, it is now solely the landlord) that it may face in the future.

A recently completed Phase II environmental study on the North Kingstown Facility had indicated certain environmental problems on the property. The results of the study show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company submitted the results of the study to the Rhode Island Department of Environmental Management on October 2, 2001, and has stated to the Department that it will address these exceedances in a timely and appropriate manner consistent with applicable law and regulation.

The Company believes, based on the preliminary advice of its consultants, that the estimated costs for further investigation and remediation of the identified exceedances could reach $500,000. However, as noted above, the study has recently been furnished by the Company to the Rhode Island Department of Environmental Management and it is possible that the risks and estimated costs of further investigation and remediation may be more significant.

Item 6 Exhibits and Reports on Form 8-K

(a)    Exhibits

       10.902  Amendment to Rights Agreement

(b)    Reports on Form 8-K
       None


                            BNS Co. (f/k/a Brown & Sharpe Manufacturing Company)


                                       By: /s/ Andrew C. Genor
                                           -------------------------------------
                                           Andrew C. Genor
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)


November 14, 2001