Form 10-Q/A
period 2001-06-30
BNS CO
filed 2002-03-15
CIK 14637

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                 (401) 244-4500
                --------------------------------------------------


              (Registrant's telephone number, including area code)

                      Brown & Sharpe Manufacturing Company
                --------------------------------------------------

               200 Frenchtown Road, North Kingstown, Rhode Island
                --------------------------------------------------
                     Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No
    -------      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 2,825,000 of Class A common stock, 99,934 shares of Class B common stock, par value $0.01 per share, outstanding as of June 30, 2001.

This form 10-Q/A for the quarter ended June 30, 2001 is being filed to record the unrealized accumulated comprehensive loss (cumulative foreign translation adjustments) related to the Metrology Business in the calculation of the realized gain reported from the sale of the Metrology Business as reflected in net income. The unrealized accumulated comprehensive loss (cumulative foreign translation adjustments) related to the Metrology Business was originally recorded directly to retained deficit rather than as a component of the realized gain from the sale of the Metrology Business reported in the consolidated statement of operations. This involved no changes to the consolidated balance sheet. All other references to the gain from the sale of the Metrology Business and net income have also been adjusted.

A typographical error has been corrected in the Notes to Consolidated Financial Statements related to the weighted average shares for the six months ended June 30, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS*
------   ---------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             ------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)

                                                        For the quarter ended       For the Six months ended
                                                               June 30                       June 30
                                                    2001               2000               2001          2000
                                                    ----               ----               ----          ----

Revenues                                             $   -            $   -              $   -        $    -
Research and development                             1,104            1,584              2,243         2,877
Selling, general and administrative                  2,555            3,074              5,146         5,776
                                                ---------------------------------------------------------------
Operating loss                                     (3,659)          (4,658)            (7,389)        (8,653)
Interest expense                                       627            2,142              2,682         3,802
Other income, net                                    1,231              995              1,678         1,420
                                                ---------------------------------------------------------------
Loss from continuing operations                    (3,055)          (5,805)            (8,393)       (11,035)
Discontinued operations:
Loss from operations, net of income taxes of
   $540, $1,734, $1,240 and $1,695                  (3,367)        (16,732)            (6,778)       (10,895)
Gain on sale of business                            47,492                -            47,492             -
                                                ---------------------------------------------------------------
Gain (loss) before extraordinary item, and
   cumulative effect of accounting change           41,070         (22,537)            32,321        (21,930)
Extraordinary item-extinguishment of debt            6,566                -             6,566              -
                                                ---------------------------------------------------------------
Income (loss) before cumulative effect of
   accounting change                                34,504         (22,537)            25,755        (21,930)
Cumulative effect of accounting change                   -                -                 -        (27,401)
                                                ---------------------------------------------------------------
Net income (Loss)                                 $ 34,504       $ (22,537)           $25,755     $  (49,331)
                                                ===============================================================

Net Income (Loss) Per Share Basic and
   Diluted from Continuing Operations               $(1.06)         $(2.10)            $(2.98)      $ (4.04)
Discontinued Operations                              15.34           (6.07)             14.45         (3.99)
Extraordinary Item                                   (2.28)              -              (2.33)            -
Cumulative Effect of Accounting Change                   -               -                  -        (10.03)
                                                ---------------------------------------------------------------
Net Income (Loss) per Common Share
   Basic and Diluted                                $12.00          $(8.17)             $9.14       $(18.06)
                                                ==============================================================


   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                                      June 30, 2001    December 31, 2000
                                   ASSETS
Current Assets:
  Cash and cash equivalents                                                              $ 12,981          $  8,882
  Accounts receivable, net of allowances for doubtful accounts of $625 and $0               2,932               313
  Assets held for sale or disposition                                                       5,718           234,230
  Prepaid expenses and other current assets                                                   508             2,185
                                                                              --------------------------------------
    Total current assets                                                                   22,139           245,610
Property, plant and equipment:
  Land                                                                                        337               415
  Buildings and improvements                                                                   99                 -
  Machinery and equipment                                                                   1,039               672
                                                                              --------------------------------------
                                                                                            1,475             1,087
Less accumulated depreciation                                                                (300)             (255)
                                                                              --------------------------------------
                                                                                            1,175               832
Other assets                                                                                3,667             4,203
                                                                              --------------------------------------
                                                                                          $26,981          $250,645
                                                                              ======================================

                     LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable to banks                                                                    $   -           $27,400
  Accounts payable and accrued expenses                                                    12,398             7,954
  Current portion of long-term debt                                                         3,815            54,344
  Liabilities assumed                                                                           -           142,734
                                                                              --------------------------------------
    Total current liabilities                                                              16,213           232,432
Long-term debt                                                                                  -                 -
Long-term liabilities                                                                         979             7,070
Commitments and contingencies
Shareowners' Equity:
   Preferred stock, $1.00 par value; authorized 1,000,000 shares; none issued
Common stock:
    Class A, par value, $.01; authorized 30,000,000 shares; issued
         2,825,000 shares in 2001 and 2,665,867 shares in 2000                                 28                27
    Class B, par value, $.01; authorized 2,000,000 shares; issued 99,934 shares
         in 2001 and 100,208 shares in 2000                                                     1                 1
Additional paid-in capital                                                                 85,951           127,276
Retained deficit                                                                          (75,788)         (101,543)
Accumulated other comprehensive income (loss)                                                  52           (14,163)
Treasury stock: 8,518 shares in 2001 and 2000 at cost                                        (455)             (455)
                                                                              --------------------------------------
    Total shareowners' equity                                                               9,789            11,143
                                                                              --------------------------------------
                                                                                         $ 26,981          $250,645
                                                                              ======================================

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             ------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                                              For the Six Months Ended June 30

                                                                                     2001                 2000
                                                                                     ----                 ----
Cash Provided by (Used in) Operation:
Net income (loss)                                                               $  25,755           $  (49,331)
Extraordinary item--extinguishment of debt                                          6,566                    -
Cumulative effect of accounting change                                                  -               27,401
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Changes in operating assets and liabilities                                    5,140               20,736
     Gain on sale of business                                                     (47,492)                   -
                                                                          -------------------- --------------------
Net Cash used in Operations                                                       (10,031)              (1,194)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment                                         (388)                   -
Proceeds from sale of business, net of expenses                                   141,520                    -
                                                                          -------------------- --------------------
Net Cash provided by Investing Activities                                         141,132                    -

Cash Flows for Financing Activities:
Payment of notes payable                                                          (27,400)                   -
Payment of long-term senior notes                                                 (58,278)              (2,057)
Distributions to stockholders                                                     (44,480)                   -
Equity contributions                                                                3,156                    -
                                                                          -------------------- --------------------
 Net Cash used in Financing Activities                                            (127,002)              (2,057)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents                                    4,099               (3,251)
Beginning balance                                                                   8,882                8,897
                                                                          -------------------- --------------------
Ending balance                                                                 $   12,981           $    5,646
                                                                          ==================== ====================

Supplementary Cash Flow Information:
   Interest Paid                                                               $    3,171           $    4,500
                                                                          ==================== ====================
   Taxes paid                                                                 $       230          $       519
                                                                          ==================== ====================

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             ------------------------------------------------------
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                             (Dollars in Thousands)

                     For the six months ended June 30, 2001

                                                                                              Accumulated
                                              Common      Additional paid                       other
                                            Stock $.01      in capital        Retained      comprehensive    Treasury     Total
                                   Shares    par value                        deficit       income (loss)      stock      Equity
                                 --------------------------------------------------------------------------------------------------
Balance at January 1, 2001           13,831      13,831           $113,473     $(101,543)          $(14,163)     $(455)    $11,143

Net Income (loss) through                                                         (8,749)                                   (8,749)
March 31, 2001

Foreign currency translation                                                                         (5,545)                (5,545)
Adjustment
                                 --------------------------------------------------------------------------------------------------
Balance March 31, 2001               13,831      13,831            113,473      (110,292)           (19,708)      (455)     (3,151)

Net Income for                                                                    34,504                                    34,504
Quarter
Ended June 30, 2001

Foreign Currency Translation                                                                          4,879                  4,879
Adjustment

Foreign currency translation
Adjustment included in net                                                                           14,881                 14,881
income

Dividend Paid ($15.25 per share)                                  (44,480)                                                 (44,480)

Exercise of stock options               798         798               974                                                    1,772

Acquisition of subsidiary
Minority Interest                                                   1,384                                                    1,384

Reverse 1:5 stock split            (11,705)    (14,600)            14,600                                                        -

                                 --------------------------------------------------------------------------------------------------

Balance at June 30, 2001              2,924         $29            $85,951      $(75,788)                $52     $(455)     $9,789
                                 ==================================================================================================

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

5. The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                           For the                  For the
                                                                           --------                 --------
                                                                        Quarter Ended          Six Months Ended
                                                                        --------------         ----------------
                                                                            June 30                 June 30
                                                                            -------                 -------

                                                                       2001        2000         2001         2000
                                                                       ----        ----         ----         ----
     Numerator:
     Loss from Continuing Operations                                $(3,055)    $(5,805)      $(8,393)   $(11,035)
        (Loss) Income from Discontinued Operations                   44,125     (16,732)       40,714     (10,895)
     Extraordinary Item                                              (6,566)          -        (6,566)          -
     Cumulative Effect of Change in Accounting Principle                  -           -             -     (27,401)
                                                                 --------------------------------------------------
     Net (Loss) Income                                               $34,504   $(22,537)       $25,755   $(49,331)
                                                                 ==================================================
     Denominator for Basic Earnings Per Share:
        Weighted-Average Shares                                        2,875       2,758         2,817        2,731
     Effect of Dilutive Securities:
        Employee Stock Options                                             -           -             -           -
                                                                 --------------------------------------------------
     Denominator for Diluted Earnings Per Share:                       2,875       2,758         2,817        2,731
                                                                 ==================================================
        Weighted-Average Shares and Assumed
           Conversions
     Basic and Diluted (Loss) Earnings Per Share                      $(1.06)     $(2.10)       $(2.98)      $(4.04)
        from Continuing Operations
     Discontinued Operations                                           15.34       (6.07)        14.45        (3.99)
     Extraordinary Item                                                (2.28)          -         (2.33)           -
     Cumulative Effect of Change in Accounting Principle                   -           -             -       (10.03)
                                                                 --------------------------------------------------
     Basic and Diluted (Loss) Earnings Per Share                      $12.00     $(8.17)         $9.14      $(18.06)
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

March 15, 2002