Form 10-Q/A
period 2001-09-30
BNS CO
filed 2002-03-15
CIK 14637

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from        to

Commission file number 1-5881
                       ------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            050113140
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                275 West Natick Road, Warwick Rhode Island 02886
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (401) 244-4500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

This form 10-Q/A for the quarter ended September 30, 2001 is being filed to record the unrealized accumulated comprehensive loss (cumulative foreign translation adjustments) related to the Metrology Business in the calculation of the realized gain reported from the sale of the Metrology Business as reflected in net income. The unrealized accumulated comprehensive loss (cumulative foreign translation adjustments) related to the Metrology Business was originally recorded directly to retained deficit rather than as a component of the realized gain from the sale of the Metrology Business reported in the consolidated statement of operations. This involved no changes to the consolidated balance sheet and no changes to the statement of operations for the quarter ended September 30, 2001. All other references to the gain from the sale of the Metrology Business and net income have also been adjusted.

A typographical error has been corrected in the Notes to Consolidated Financial Statements related to the weighted average shares for the nine months ended September 30, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)


                                                        For the Quarter ended         For the Nine months ended
                                                            September 30                    September 30
                                                        ---------------------         -------------------------
                                                        2001          2000             2001             2000
                                                        ----          ----             ----             ----

Revenues                                               - - -         - - -             - - -            - - -
Research and development                             $   940      $  1,432          $  3,183         $  4,309
Selling, general and administrative                    2,948         3,018             8,094            8,795
                                                     ----------------------------------------------------------
Operating loss                                        (3,888)       (4,451)          (11,277)         (13,104)
Interest expense                                         137         1,936             2,819            5,738
Other income (expense), net                            1,410          (170)            3,088              575
                                                     ----------------------------------------------------------
Loss from continuing operations                       (2,615)       (6,556)          (11,008)         (18,266)
Discontinued operations:
Loss from operations, net of income taxes of
   -0-,$411, $1,240 and $2,106                         - - -        (5,042)           (6,778)         (15,262)
Gain on sale of business                               - - -         - - -            47,492            - - -
                                                     ----------------------------------------------------------
Income (loss) before extraordinary item, and          (2,615)      (11,598)           29,706          (33,528)
   cumulative effect of accounting change
Extraordinary item-extinguishment of debt              - - -         - - -             6,566            - - -
                                                     ----------------------------------------------------------
Income (loss) before cumulative effect of             (2,615)      (11,598)           23,140          (33,528)
   accounting change
Cumulative effect of accounting change                 - - -         - - -             - - -          (27,401)
                                                     ----------------------------------------------------------
Net income (Loss)                                    $(2,615)     $(11,598)         $ 23,140         $(60,929)
                                                     ==========================================================

Net Income (Loss) Per Share Basic and Diluted
   from Continuing Operations                        $  (.90)     $  (2.38)         $  (3.86)        $  (6.67)
Discontinued Operations                                - - -         (1.83)            14.28            (5.57)
Extraordinary Item                                     - - -         - - -             (2.30)           - - -
Cumulative Effect of Accounting Change                 - - -         - - -             - - -           (10.00)
                                                   ------------------------------------------------------------
Net Income (Loss) per Common Share Basic
   and Diluted                                       $  (.90)     $  (4.21)         $   8.12         $ (22.24)
                                                   ============================================================

                  * The accompanying notes are an integral part
                          of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             (Dollars in Thousands)


                                                                              September 30, 2001       December 31,2000
                                                                              ------------------      -----------------

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                             $  9,751              $   8,882
  Other receivable, net of reserve of $1,206 and $0                                        2,960                    313
  Assets held for sale or disposition                                                      3,352                234,230
  Prepaid expenses and other current assets                                                  334                  2,185
                                                                              ------------------      -----------------
    Total current assets                                                                  16,397                245,610
Property, plant and equipment:
  Land                                                                                       337                    415
  Buildings and improvements                                                                 102                      -
  Machinery and equipment                                                                  1,159                    672
                                                                              ------------------      -----------------
                                                                                           1,598                  1,087
Less accumulated depreciation                                                               (352)                  (255)
                                                                              ------------------      -----------------
                                                                                           1,246                    832
Other assets                                                                               3,596                  4,203
                                                                              ------------------      -----------------
                                                                                        $ 21,239              $ 250,645
                                                                              ==================      =================

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                                $      -              $  27,400
  Accounts payable and accrued expenses                                                    9,832                  7,954
  Current portion of long-term debt                                                        3,545                 54,344
  Liabilities assumed                                                                          -                142,735
                                                                              ------------------      -----------------
    Total current liabilities                                                             13,377                232,433
Long-term liabilities                                                                        723                  7,070
Commitments and contingencies                                                                  -                      -
Shareowners' Equity:
   Preferred stock, $1.00 par value; authorized 1,000,000 shares;
        none issued                                                                            -                      -
  Common stock:
    Class A, par value, $.01; authorized 30,000,000 shares;                                   28                     27
         issued 2,861,000 shares in 2001 and 2,665,867 shares
         in 2000
    Class B, par value, $.01; authorized 2,000,000 shares;                                     1                      1
         issued 64,282 shares in 2001 and 100,208 shares
         in 2000
  Additional paid-in capital                                                              85,951                127,275
  Retained deficit                                                                      $(78,403)              (101,543)
  Accumulated other comprehensive income (loss)                                               17                (14,163)
  Treasury stock: 8,518 shares in 2001 and 2000 at cost                                     (455)                  (455)
                                                                              -----------------     -------------------
    Total shareowners' equity                                                              7,139                 11,142
                                                                              ------------------    -------------------
                                                                                        $ 21,239              $ 250,645
                                                                              ==================    ===================

                  * The accompanying notes are an integral part
                          of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                             (Dollars in Thousands)


                                                                                 For the Nine months ended
                                                                                        September 30
                                                                                 -------------------------
                                                                                 2001                 2000
                                                                                 ----                 ----
Cash Provided by (Used in) Operations:
Net income (loss)                                                             $ 23,140            $ (60,929)
Extraordinary item--extinguishment of debt                                       6,566                    -
Cumulative effect of accounting change                                               -               27,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                                   97                   71
     Changes in operating assets and liabilities                                 3,521                5,449
     Changes in assets and liabilities related to discontinued
        operations.                                                                  -               27,916
     Gain on sale of business                                                  (47,492)                   -
                                                                              --------            ---------
Net Cash used in Operations                                                    (14,168)                 (92)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment                                      (511)                 (55)
Proceeds from sale of business, net of expenses                                142,820                    -
                                                                              --------            ---------
Net Cash provided by (used in) Investing Activities                            142,309                  (55)

Cash Flows for Financing Activities:
Payment of notes payable                                                       (27,400)                (269)
Payment of long-term senior notes                                              (57,893)                   -
Payment on mortgage                                                               (655)                (866)
Distributions to stockholders                                                  (44,480)                   -
Equity contributions                                                             3,156                  704
                                                                              --------            ---------
Net Cash used in Financing Activities                                         (127,272)                (431)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents                                   869                 (578)
Beginning balance                                                                8,882               10,885
                                                                              --------            ---------
Ending balance                                                                $  9,751            $  10,307
                                                                              ========            =========

Supplementary Cash Flow Information:
   Interest Paid                                                              $  3,308            $   5,404
                                                                              ========            =========
   Taxes paid                                                                 $    230            $     945
                                                                              ========            =========

                 * The accompanying notes are an integral part
                          of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  ---------------------------------------------

                             (Dollars in Thousands)

                  For the Nine months ended September 30, 2001

                                                                                              Accumulated
                                              Common                                            other
                                            Stock $.01    Additional paid     Retained      comprehensive     Treasury     Total
                                   Shares    par value      in capital        deficit       income (loss)       stock     Equity
                                 --------------------------------------------------------------------------------------------------
Balance at January 1, 2001            2,766        $ 28           $127,276     $(101,543)          $(14,163)     $(455)   $11,143

Net loss through March 31, 2001                                                   (8,749)                                  (8,749)
Foreign currency translation
   adjustment                                                                                        (5,545)               (5,545)
                                 --------------------------------------------------------------------------------------------------
Balance March 31, 2001                2,766          28            127,276      (110,292)           (19,708)      (455)    (3,151)

Net income for quarter
   ended June 30, 2001                                                            34,504                                   34,504

Foreign currency translation
   adjustment                                                                                         4,879                 4,879

Foreign currency translation
   adjustment included in net
   income                                                                                            14,881                14,881

Dividend paid ($15.25 per share)                                   (44,480)                                               (44,480)

Exercise of stock options               158           1              1,771                                                  1,772

Acquisition of subsidiary
   minority interest                                                 1,384                                                  1,384

                                 --------------------------------------------------------------------------------------------------

Balance at June 30, 2001              2,924          29             85,951       (75,788)                52       (455)     9,789

Net loss for quarter ended
   September 30, 2001                                                             (2,615)                                  (2,615)

Foreign currency translation
   adjustment                                                                                           (35)                  (35)
                                 --------------------------------------------------------------------------------------------------
                                      2,924        $ 29           $ 85,951     $ (78,403)          $     17      $(455)   $ 7,139
Balance at September 30, 2001
                                 ==================================================================================================

                * The accompanying notes are an integral part of
                           the financial statements.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

5.       The following table sets forth the computation of basic and diluted
         (loss) earnings per share (dollars in thousands, except per share data):

                                                                           For the                  For the
                                                                        Quarter Ended          Nine Months Ended
                                                                         September 30             September 30
                                                                        -------------          -----------------
                                                                       2001        2000         2001         2000
                                                                       ----        ----         ----         ----
        Numerator:
        Loss from Continuing Operations                              $(2,615)   $ (6,556)    $(11,008)    $(18,266)
           (Loss) Income from Discontinued Operations                  - - -      (5,042)      40,714      (15,262)
        Extraordinary Item                                             - - -       - - -       (6,566)       - - -
        Cumulative Effect of Change in Accounting Principle            - - -       - - -        - - -      (27,401)
                                                                    --------------------------------------------------
        Net (Loss) Income                                            $(2,615)   $(11,598)    $ 23,140     $(60,929)
                                                                    ==================================================
        Denominator for Basic Earnings Per Share:
           Weighted-Average Shares                                     2,917       2,758        2,850        2,740
        Effect of Dilutive Securities:
           Employee Stock Options                                      - - -       - - -        - - -        - - -
                                                                    --------------------------------------------------
        Denominator for Diluted Earnings Per Share:                    2,917       2,758        2,850        2,740
                                                                    ==================================================
        Basic and Diluted (Loss) Earnings Per Share from
           Continuing Operations                                     $  (.90)   $  (2.38)    $  (3.86)    $  (6.67)
        Discontinued Operations                                        - - -       (1.83)       14.28        (5.57)
        Extraordinary Item                                             - - -       - - -        (2.30)       - - -
        Cumulative Effect of Change in Accounting Principle            - - -       - - -        - - -       (10.00)
                                                                    --------------------------------------------------
        Basic and Diluted (Loss) Earnings Per Share                  $  (.90)   $  (4.21)    $   8.12     $ (22.24)
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

9. Extraordinary Item - The repayment of the long-term private placement senior notes following the sale of the Metrology Business resulted in a prepayment penalty and related cost of $6.6 million or $2.30 per share.

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