Form 10-K
period 2001-12-31
BNS CO
filed 2002-04-01
CIK 14637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2001       Commission file number 1-5881

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

                     275 West Natick Road, Warwick, RI 02886
                     ---------------------------------------
              (Address of principal executive offices and zip code)

         Registrant's telephone number, including area code 401-244-4500

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
       Title of each class                                 which registered
       -------------------                                 ----------------
CLASS A COMMON STOCK-PAR VALUE $.01                     BOSTON STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                         BOSTON STOCK EXCHANGE

          Securities registered pursuant to Section 12 (g) of the Act:

                      CLASS B COMMON STOCK - PAR VALUE $.01

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([sec] 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $7,000,000 as of March 12, 2002.

There were 2,852,812 Shares of Class A Common Stock and 63,917 Shares of Class B Common Stock, each having a par value of $.01 per share, outstanding as of March 12, 2002.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

PART I

Item 1    Business...................................................................................    3 - 8
     General, 2001 Sale of the Metrology Business....................................................        3
     North Kingstown Facility........................................................................      3-4
     Heathrow, United Kingdom Property...............................................................        4
     The Business of Xygent Inc......................................................................      4-8
        Background...................................................................................        4
        Measuring Software Market ...................................................................        4
        Potential End-User Customer..................................................................        5
        Measuring Software Market Trends.............................................................        5
        Xygent Software Products.....................................................................        5
            XactMeasure..............................................................................        5
            XactVision...............................................................................        5
            XactCNC..................................................................................        5
        Sales and Distribution Strategy..............................................................      5-6
        Product Support..............................................................................        6
        Software Engineering and Product Development.................................................        6
        Research and Development.....................................................................        6
        Software Production..........................................................................        6
        Foreign Operations...........................................................................        6
        Suppliers....................................................................................        7
        Patents, Licenses, Trademarks and Proprietary Information....................................        7
        Competition..................................................................................        7
        First Orders and Backlog.....................................................................        7
        Funding of Xygent Operations.................................................................        8
        2001 Stockholders' Agreement Between Xygent, the Company and Hexagon.........................        8
        Employees and Management.....................................................................        8
Item 2    Properties.................................................................................        9
Item 3    Legal Proceedings..........................................................................       10
Item 4    Submission of Matters to a Vote of Security Holders........................................       10

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters.......................       11
Item 6    Selected Financial Data....................................................................       12
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................................    13-23
Item 7A   Qualitative and Quantitative Disclosures About Market Risk.................................       24
Item 8    Financial Statements and Supplementary Data................................................    25-45
Item 9    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.......................................................................       46

PART III

Item 10   Directors and Executive Officers of the Registrant.........................................    46-47
Item 11   Management Remuneration and Transactions...................................................       48
Item 12   Security Ownership of Certain Beneficial Owners and Management.............................    48-50
Item 13   Certain Relationships and Related Transactions.............................................       50

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       51
Signatures...........................................................................................       52
Exhibit Index........................................................................................    53-56

                                     PART I
                                     ------

ITEM 1 - BUSINESS
-----------------

                           THE BUSINESS OF THE COMPANY

GENERAL, 2001 SALE OF THE METROLOGY BUSINESS

         The Company, which was founded in 1833, was previously engaged in the Metrology Business in the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines. At a special meeting held on April 27, 2001, the stockholders of the Company approved the sale of substantially all assets of the Company, including a) the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden, ("Hexagon") and b) the sale of its North Kingstown Facility to Precision Park Partners LLC. At the same meeting, the stockholders also approved the change of the Company's name to BNS Co., a reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001.

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

         On May 25, 2001, the Company paid a special cash distribution of $15.25 per share (post reverse stock split) on its outstanding shares of Class A Common Stock and Class B Common Stock to stockholders of record at May 11, 2001. The Company plans to sell its North Kingstown property and its real estate adjacent to the Heathrow Airport in the United Kingdom at later dates as determined by the Company's Board of Directors. The Company plans to make additional cash distributions to its shareholders when the property sales have been completed. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, legal requirements applicable to dividends and other subsequent developments, including retained liabilities. The Company presently plans to continue to operate its software development business through its subsidiary, Xygent Inc., which could ultimately lead to a sale or spin-off of that business.

NORTH KINGSTOWN FACILITY

         The North Kingstown, Rhode Island Facility (the "Facility") is comprised of a 734,000 square foot industrial building situated on 169 acres of commercially zoned land. All but 70,000 square feet (the former headquarters space) is currently under leases to four tenants, including Hexagon. Total gross monthly rental income is currently $207,000. Hexagon leases 263,000 square feet, with the right to put back space up to a minimum leased space of 135,000 square feet for a period of five years.

         The Agreement dated as of March 2, 2001, as extended by amendments as of May 31, 2001 and as of September 28, 2001, for the proposed sale of the Facility to Precision Park Partners LLC has lapsed, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement. The Company continues to plan to sell the Facility and has engaged the services of CB Richard Ellis, a national commercial real estate broker and advisor, to assist in the sale and leasing of the facility. The Company is in the process of renting out the available office space. The Company also continues to work with the Rhode Island Department of Environmental Management to whom the Company has submitted the results of the Phase II environmental study on the Facility. The results of the study showed some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment.

         The Company believes, based on discussions with its real estate consultant, that completion of the environmental remediation work and completion of leasing the former headquarters space should result in increasing the fair market value of the Facility for a future sale at a time to be determined by the Company's Board of Directors.

HEATHROW, UNITED KINGDOM PROPERTY

         The Heathrow, United Kingdom real estate consists of 85 acres of land adjacent to the Heathrow airport, currently used as a gravel pit. The property is subject to zoning restrictions which limit its development. The property is also subject to agreements with an adjacent land owner and a gravel pit operator for extraction of gravel and procuring acceptable material for land fill. The royalty for gravel removal is currently $4 per ton and the estimate of remaining gravel that can be extracted is one million tons. The royalty for landfill is 30% of the land fill revenue. The gravel and land fill royalties are shared 77%/23% between the Company and the adjacent land owner. The gravel pit operator is responsible for restoring the property after extraction of gravel and landfill is complete. In the year 2001 revenues from the property were approximately $950,000. We have not commenced any selling efforts.

THE BUSINESS OF XYGENT

         Xygent (formerly BSIS) was formed in December 1997 to develop next generation metrology software applications for the Company's various business units. As its secondary mission, Xygent was to establish and execute a "measuring software" business strategy, which would ultimately lead to the formulation of a software business that could spin off as an independent business separate from the metrology equipment manufacturing businesses. Accordingly, Xygent is now focused on the commercialization of its new XactMeasure measuring software.

         Background

         "Metrology" is defined as "the science of measuring physical attributes" such as the physical dimensions, like part size and feature position of manufactured component parts, but also extends into the measurement of color, weight, surface finish or any other physical attributes that are defined by a design standard and can be inspected and compared to the designer's intended specification. The metrology machine or instrument hardware, together with metrology or measuring software forms a complete metrology system, which is used by manufacturers of mechanical and electrical components for the purposes of inspecting and verifying that the physical dimensions of the manufactured components meet their required "dimensional design specifications".

         Measuring Software Market

         Xygent has defined three major measuring software market segments by inspection device type: CMMs (Coordinate Measuring Machines), which include any device that collects three dimensional coordinate data points from a component part; Vision systems, which collect a video camera image of a manufactured part of feature into a frame grabbing sub-system; and CNC (Computer Numerically Controlled) machine tools, which cover CNC metal cutting or forming machine tools equipped with measuring probes.

         Potential End-User Customer Profile

         Xygent's potential end-user customers can be categorized as Large Original Equipment Manufacturers ("OEMs") such as automotive, aerospace, and heavy equipment manufacturers, typically with production facilities located around the world; Medium (sized) production equipment manufacturers and assembly subsystem suppliers to the Large OEMs, such as engine or transmission transfer lines or vehicle subassemblies; and small component part specialized tooling and fixture job shop manufacturers which supply to both the Medium and Large OEM manufacturers.

         Xygent's strategy is to become a leading independent provider of metrology software by providing products based on an open-architecture extensible framework.

         Measuring Software Market Trends

         A significant trend in the measuring software market is the desire of many large-sized users of metrology equipment to standardize on one measuring system software product throughout their organizations. There is a recognition that the use of different software on measuring devices introduces uncertainty in the production system due to the differences in CAD model access and analysis. Standardization will enable the users to more easily transfer skilled operators within the enterprise and facilitate movement of inspection and measuring programs between production sites.

         Another significant trend is the penetration of PC platforms, Microsoft Windows NT and CE and the Internet/Intranet technologies onto the manufacturing shop floor. These advanced technologies permit the transmission of data, including design engineering and production data, throughout the manufacturing enterprise and its supply network. The combination of these technologies with the open architecture and other application features of Xygent measuring software products enable operators of measuring systems and machine tools located at diverse manufacturing sites to share manufacturing data to improve productivity.

         Xygent Software Products

XactMeasure

         XactMeasure is a metrology software system designed to be used with both Computer Controlled and Manual CMMs. Features include full CAD support, Kinematic display of machine and parts, ASME compliant Geometric Dimensioning and Tolerancing and HTML result reporting.

XactVision

         XactVision is based on the same component core as XactMeasure but substitutes functions designed to support non-contact vision systems that use image analysis and laser-based systems as the primary means of part data acquisition. XactVision is in final beta testing and is scheduled for commercial release in the summer of 2002.

XactCNC

         XactCNC supports in-process inspection on board machine tools utilizing touch probes. The Xact Technology component core is augmented by functions to support tuning of CNC machining processes as well as the conversion of these machines into fully functional CMMs.

         Sale and Distribution Strategy

         Xygent has established arrangements for the distribution of its products primarily through third party independent retrofit dealers. Dealers have been established in North America, Europe and Australia. A relationship in China is anticipated before the end of second quarter 2002. Distribution agreements are being pursued with several major OEMs.

         The Xygent/Hexagon Stockholders Agreement includes license and royalty arrangements between Xygent and Hexagon which provide that, for the period ending April 27, 2006, Hexagon may purchase XactMeasure licenses from Xygent for $1,500 per unit. Xygent will pay Hexagon a royalty of $5,000 per unit for any XactMeasure licenses for CMM applications sold by Xygent through a distribution channel other than Hexagon. The preferential pricing and royalty provision in favor of Hexagon are applicable only to software products for use in CMM applications.

         Product Support

         Software users in manufacturing industries require service and support as a major criteria in their purchasing decision. Xygent offers hot-line service support to the retrofit dealers and expects the authorized dealer to provide 24 hour-a-day, seven-days-a-week support to the actual end-user customer.

         Software Engineering and Product Development

         Xygent's commercial success is dependent on its ability to develop quality products and enhancements in a timely fashion. Xygent has adopted the Rational Unified Process (RUP) as a development methodology. The use of RUP leads to shorter development cycles through a concurrent engineering approach. Shorter interactive cycles are executed with highest risk R&D tasks being scheduled first to minimize project slippage.

         Research and Development

         Xygent's product development activities take place in facilities located in the United States, United Kingdom, France, Germany and Italy. Xygent has connected the software development tools and infrastructures of each of these facilities in order to provide a global software development process.

         The American National Standards Institute (ANSI), American Society of Mechanical Engineers (ASME), and the International Standards Organization (ISO) all influence the evolution of standards directly related to Xygent's end users and their businesses. Xygent actively participates in the GD&T standard, known as ANSI/ASME Y14.5.1M; the NIST/ISO STEP AP219, which will define exchange of metrology and feature/tolerance information between software systems; and the B89 standard, which propagates best measurement practices throughout the industry.

         Software Production

         All of Xygent's products include a commercial "soft key" licensing mechanism whereby a unique code locks the product to a specific computer and enables the purchased options to be executed by the customer. The generation of these soft keys has been WEB Enabled by Xygent to allow any authorized distributor, anywhere in the world, to distribute and activate Xygent products.

         Xygent creates master CDs that contain a standard Microsoft Installation Procedure (i.e. RUN:SETUP). The normal setup procedure is followed by the user and the product installs itself on the selected hard drive. Following installation the user enters the soft key license and the correct options are enabled. Master CDs will be distributed to authorize high-volume OEMs along with suitable artwork for packaging with permission to copy as needed.

         Foreign Operations

         Xygent expects to develop and sell a significant portion of its products in foreign countries. Technical sales support subsidiaries are in Wetzlar, Germany; Torino, Italy and Teddington, England. Third party independent retrofit dealers have been established in several foreign countries.

         Suppliers

         Xygent incorporates several third party software components into its products to both leverage domain expertise and reduce support workload. These suppliers are all major market leaders in their respective fields. Cooperative market activities are periodically undertaken in partnership with these suppliers to enhance Xygent's image in the marketplace.

         Patents, Licenses, Trademarks and Proprietary Information

         As of December 31, 2001, Xygent has filed three patent applications, two in the United States and one foreign application, covering methods and apparatus embodied in its measuring software product (i) for simulating the measurement of a part without using a physical measurement system and (ii) for interacting with measuring devices by allowing users to extend the capabilities of software for controlling measuring devices. Xygent has obtained rights to XactMeasure(R) as a registered trademark. Xygent also owns the domain names Xygentinc.com and XactMeasure.com.

         At the April 27, 2001 closing with Hexagon, the Metrology Business CMM legacy software (including Quindos, Tutor, Chorus and MM4) and legacy derivatives, or proprietary software enhancements to basic software programs, (including XactQuindos, Chorus X, MM4X and Tutor X) became an exclusive asset of Hexagon. Xygent has no right to sell or license the legacy or legacy derivatives software. Xygent's rights to use the legacy software and legacy derivatives in connection with the development of XactMeasure are embodied in Software Programming Services Agreements between Xygent and certain Hexagon subsidiaries. The parties have agreed to make such mutually agreed changes to the various Software Programming Services Agreements as may be necessary to protect the proprietary rights of Hexagon in the legacy software products.

         Competition

         The markets in which we sell our products include established competitors that largely fit into one of two classes: 1) Those that produce measuring software only, selling through one or more OEMs or retrofitters, of which there are five principle competitors; and 2) CMM or Vision OEMs that produce both hardware and software, of which there are eight major CMM competitors and six major Vision system competitors.

         The CMM measuring software market is shared by two classes of participants: (1) those that produce measurement system hardware and software including Hexagon, Zeiss, Mitutoyo, LK, Sheffield, Starrett, IMS and Wenzel; and
(2) those that produce software only including Metrologic, AAT, Tecnomatix, Silma and Delmia.

         The Vision measuring software market consists primarily of participants that produce measurement system hardware and customized software to run their hardware. Each of the major OEMs, including OGP and View Engineering (both now held by QVII), Sony, Nikon, MicroVu, and J-Mar, all produce their own non-contact system including software. In addition, Metronics markets Quadra-Check(R) both as OEM and retrofit software in the lower end of the vision measuring software segment. The principal competition in the CNC measuring software market is Renishaw, which produces an inspection probe, controller card and software macros to run an inspection cycle from within an NC-G code program

         First Orders and Backlog

         Xygent ships its software products upon receipt of customer orders. In late 2001, after the completion of the development and quality assurance processes, Xygent received its first customer orders for seven XactMeasure licenses.

         Funding of Xygent Operations

         The operating capital for Xygent is provided by (i) the $5.0 million of Metrology Business sales proceeds the Company retained for use in funding Xygent and (ii) by Hexagon's investments under the Acquisition Agreement. Hexagon invested $2.5 million at the Closing on April 27, 2001, for a 16.7% ownership stake and has committed to invest an additional $1.5 million annually in April of 2002, 2003 and 2004. We expect Xygent will begin to generate revenue such that said aggregate funding will be sufficient; however, there can be no assurance that said aggregate funding will be sufficient to fund the contemplated operations of Xygent or that, if needed and determined appropriate by BNS Co. and Hexagon, the two stockholders of Xygent, additional funding could be raised through the issuance and sale of shares which would further dilute the current stockholders, or through any other method of financing. Moreover, the Company may entertain offers for the purchase of Xygent as an alternative to the proposed execution of the business plan described above.

         2001 Stockholders' Agreement Between Xygent, the Company and Hexagon

         The 2001 Stockholders' Agreement gives Hexagon the right to designate two of the five members of the Board of Directors of Xygent, gives Xygent a right of first refusal on any transfer of Xygent shares by Hexagon, gives Hexagon a right of first refusal on any transfer of Xygent shares by the Company, gives Hexagon pre-emptive rights on the issue of additional Xygent shares, limits the number of options on Xygent shares that may be granted to Xygent employees without further consent of Hexagon, affords Hexagon registration rights on its Xygent shares under certain circumstances and provides that Hexagon's consent is required for certain other matters, including any amendment to Xygent's certificate of incorporation or by-laws (except as required by additional investors or for increases in authorized stock) and any sale of more than 51% of Xygent's assets or a merger or consolidation of Xygent.

         Employees and Management

         BNS Co., including Xygent, had 44 employees at December 31, 2001. Of the total employees, 39 were employed by Xygent (21 in the U.S. and 18 in Europe) in software development and quality assurance (22), marketing, sales and sales support (14) and administration and information technology (3). Corporate support, including facility management, is provided by the BNS Co. employees
(5). None of the employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES
-------------------

                                   PROPERTIES

     The following table sets forth certain information concerning the Company's facilities:

                                  Owned/                                                   Approximate
       Location                   Leased                    Principal Use                 Square Footage
       --------                   ------                    -------------                 --------------

United States

N. Kingstown,                     Owned            Commercial Real Estate Rental        734,000 sq. ft. /(1)/
Rhode Island

Warwick, Rhode Island             Leased           Headquarters Xygent Inc., Sales,      11,000 sq. ft. /(3)/
                                                   Software Development,
                                                   Administration

United Kingdom                    Owned            Gravel Extraction/Landfill               85 Acres /(2)/
Heathrow

Teddington                        Leased           Xygent Sales Support, Software         2,000 sq. ft. /(4)/
                                                   Development

Italy
Torino                            Leased           Xygent Sales Support, Software         1,800 sq. ft. /(5)/
                                                   Development

Germany
Wetzlar                           Leased           Xygent Sales Support, Software         3,000 sq ft. /(6)/
                                                   Development

In Management's opinion, the Company's properties are in good condition and adequate for the Company's business as presently conducted.

    /(1)/  see Item 1:  North Kingstown
    /(2)/  see Item 1:  Heathrow, United Kingdom Property
    /(3)/  the lease in Warwick, RI expires in 2006
    /(4)/  the lease in Teddington, UK expires in 2002
    /(5)/  the lease in Torino, Italy expires in 2004
    /(6)/  the lease in Wetzlar, Germany expires in 2002

         All of the above leases contain renewal options.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

ENVIRONMENTAL MATTERS

         The nature of the Company's current software development operations are not affected by environmental laws, rules and regulations. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) have conducted heavy manufacturing operations and often in locations at which or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in this area is developing rapidly, such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown Facility and property on which the Facility is located where, after the sale to Hexagon, the Company is now solely the landlord) that the Company may face in the future.

         A recently completed Phase II environmental study on the North Kingstown Facility had indicated certain environmental problems on the property. The results of the study show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company submitted the results of the study to the Rhode Island Department of Environmental Management ("RIDEM") on October 2, 2001, and has stated to RIDEM that it will address these exceedances in a timely and appropriate manner consistent with applicable law and regulation. As of March 25, 2002, the Company had not received the position of RIDEM on the submitted study.

         The Company believes, based on the preliminary advice of its consultants, that the estimated costs for further investigation and remediation of the identified exceedances, which have been accrued, approximate $500,000. However, as noted above, the study has been furnished by the Company to the Rhode Island Department of Environmental Management, and it is possible that the risks and estimated costs of further investigation and remediation may be more significant.

LITIGATION

         The Company is a defendant in a variety of legal claims that arise in the normal course of business, including compensation disputes with two former executives as to the amounts due them under their change-in-control contracts that were triggered by the 2001 Hexagon transaction. Based on the information presently available to management, the Company believes that any additional liability for these claims would not have a material effect on the Company's consolidated results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not Applicable

                                     PART II
                                     -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Class A Common Stock is listed on the Boston Stock Exchange and is traded on the NASD Over-the-Counter Bulletin Board, where market makers and other dealers provide bid and ask quotations. In each case, the Class A Common Stock trades under the symbol "BNSXA." Prior to its delisting on February 8, 2002 the Class A Common Stock was listed on the New York Stock Exchange and traded under the symbol "BNS". At December 31, 2001, the Company had approximately 1,626 shareowners of record of its Class A Common Stock and 622 shareowners of record of its Class B Common Stock. Set forth below are the high and low closing prices for the Class A Common Stock on the New York Stock Exchange, adjusted for the one-for-five reverse stock split effective May 10, 2002.

Calendar Year              High              Low

2001
 4th Quarter           $   2.55          $  1.90
 3rd Quarter               6.25             2.51
 2nd Quarter              25.50            19.00
 1st Quarter              28.15            24.00

2000
 4th Quarter           $  25.65          $ 13.75
 3rd Quarter              21.25            10.00
 2nd Quarter              16.25             7.80
 1st Quarter              16.25             7.80

In May of 2001, the Company made a cash distribution to shareholders following the sale of the Metrology Business to Hexagon AB, a Swedish company. Previously, no dividends or distributions had been paid by the Company since 1990. Future distributions or dividends are not likely except as the Company may sell other assets and then decide to pay a distribution or dividend of some or all of the proceeds of the sale. See also "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The following selected data should be reviewed in conjunction with Part II, Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

                                                                    Year ended December 31
                                                   2001          2000          1999           1998          1997
                                                   ----          ----          ----           ----          ----
                                                          (in thousands except per share information)

Statement of Operations Data
Sales                                                    $91            $--           $--          $--           $--
Loss from continuing operations                     (12,422)       (19,913)      (19,635)     (23,922)      (14,749)
Net income (loss)                                    $21,170      $(57,309)     $(42,874)     $ 11,929      $(9,164)

Net income (loss) per common share,
    basic, from continuing operations               $(4.33)       $(7.26)        $(7.30)       $(8.94)       $(5.56)
Net income (loss) per common share,
    basic                                             $7.38      $(20.88)       $(15.93)         $4.45       $(3.45)

Net income (loss) per common share,
    diluted, from continuing operations             $(4.33)       $(7.26)        $(7.30)       $(8.94)       $(5.56)
Net income (loss) per common share,
    diluted                                           $7.38      $(20.88)       $(15.93)         $4.40       $(3.45)
Average shares outstanding                            2,867         2,745          2,691         2,677         2,651
Cash dividends per share                             $15.25             -              -             -             -
Balance Sheet Data
Total assets                                        $19,283      $250,645       $302,177      $317,778      $296,593
Long-term debt including current maturity             3,317        65,176         69,030        74,705        76,062


(1) The 2001 net income includes a gain from the disposal of the Metrology Business to Hexagon AB in the amount of $47,113 or $16.43 per share.

(2) The 2001 net income includes an extraordinary item of $6,566, which represents the payment of a prepayment penalty in connection with the repayment of the long-term senior debt and the write-off of debt acquisition costs previously capitalized.

(3) The 2000 loss includes a change in accounting principle as the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a charge for the cumulative effect of the change amounting to $27,401 (net of an income tax benefit of $600) or $9.98 per share.

(4) During 2001, the Company's shareholders approved a one-for-five reverse stock split. Accordingly, all periods presented have been restated to reflect this reverse stock split.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             -------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

         At a special meeting held on April 27, 2001, the stockholders of BNS Co. (formerly Brown & Sharpe Manufacturing Company) approved the sale of substantially all assets of the Company, including a) the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden, ("Hexagon") and b) the sale of its North Kingstown Facility to Precision Park Partners LLC. At the same meeting, the stockholders also approved the change of the Company's name to BNS Co., a reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001.

         Following the conclusion of the Special Meeting of Stockholders, the Company completed the closing of the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.8 million cash adjustment based on the terms of the Acquisition Agreement. After the cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary. The transfer to Hexagon of the Company's interests in the Metrology Business Joint Ventures in China was completed on January 23, 2002 and required a net outlay of cash by the Company of $0.3 million. There are no other material post-closing matters pending with Hexagon.

         On May 25, 2001, the Company paid a special cash distribution of $15.25 per share (post reverse stock split) on its outstanding shares of Class A Common Stock and Class B Common Stock to stockholders of record at May 11, 2001. Although the Purchase and Sale Agreement with Precision Park Partners LLC for the sale of the North Kingstown property has lapsed, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement, the Company continues to plan to sell its North Kingstown property and its real estate adjacent to the Heathrow Airport in the United Kingdom at later dates as determined by the Company's Board of Directors. The Company plans to make additional cash distributions to its shareholders after the properties have been sold. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, legal requirements applicable to dividends and other subsequent developments including retained liabilities. The Company will continue to operate its software development business through its controlled subsidiary, Xygent Inc.

         The accompanying financial statements present the Metrology Business and the former Electronics Division as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to our continuing operations, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this Report contain forward-looking statements concerning the Company's cash burn, retained liabilities, capital requirements, operations, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in "Risk Factors," and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial statements requires the use of estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates, including those related to revenue recognition, accounts receivable, capitalized software development costs, contingencies and litigation are evaluated. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates are reviewed by management on an on-going basis. The following critical accounting policies affect the more significant judgements and estimates used in the preparation of the consolidated financial statements.

REVENUE RECOGNITION

         Software revenue is recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under these guidelines, revenue recognition is deferred on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         The policy on capitalized software costs determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.The impairment of capitalized software costs is assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for our overall business; and significant negative industry or economic trends.

         When determining that the carrying value of capitalized software costs may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on our best estimate of the fair value of the intangible as determined by management. Total capitalized software costs represent 17.5% of total assets at December 31, 2001. Based on management's best estimate, these costs are deemed to be recoverable.

CONTINGENCIES

         The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and the Company's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

         SFAS 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and (2) that the amount of the loss can be reasonably estimated.

         The accrual of a contingency involves considerable judgment on the part of management. The Company uses its internal expertise, and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

         As discussed in Note 16, the Company is currently involved in certain legal disputes and environmental proceedings. It is not believed that these proceedings will have a material adverse affect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and consolidated financial position.

RESULTS OF OPERATIONS

         2001 COMPARED TO 2000

         During the fourth quarter of 2001, Xygent recorded its initial revenue from the sale of software licenses. As a result of these sales of licenses Xygent was required to pay royalties related to sublicenses utilized in the Company's products. These royalties have been recorded in cost of sales. The royalty payments to Hexagon are reported under selling expenses. Due to the initial recording of revenue in 2001, the Company began amortizing the capitalized software costs recorded in Other assets. This amortization is recorded in cost of sales.

         In 2001 the Company recorded net income of $21.2 million. The 2001 results include the following:

                                        In Millions of Dollars
Loss from continuing operations               $(12.4)
Income from discontinued operations             40.2
Extraordinary item                              (6.6)
                                        --------------
Net income                                      $21.2
                                        ==============

         The 2001 loss from continuing operations includes the Xygent software business and the Company's corporate operations, along with the results from the commercial rental activity of the North Kingstown facility and the gravel extraction from the gravel pit in the United Kingdom.

         Research and development expenses related to the Company's software development decreased from $4.7 million in 2000 to $3.8 million in 2001. This was primarily due to the completion of the Company's primary software product during 2001 and the redirection of some of the development manpower to supporting the sales function.

         Due to the sale of the Metrology Business the Company has reduced the selling, general and administrative ("S,G,&A") function of the Company. Although total S,G,&A expense in 2001 increased by $.5 million from 2000 on an annual basis, the Company has actually reduced the recurring S,G,&A expense in 2001 from 2000 as a result of the Company no longer owning the Metrology Business. As a result of the April 2001 closing of the transaction with Hexagon, the Company has certain arrangements, as yet not finalized, relating to a change in control contract with an employee who has remained as the CEO. While all the details of the CEO's compensation arrangement have not been finalized and a contract has not, as yet, been executed, certain provisions of the arrangement have been agreed upon which resulted in the Company recording a charge, included in S,G,&A, of $1.2 million during the year 2001. Additionally, in 2001 the Company recorded a charge of $.5 million for further environmental investigation and remediation costs related to the North Kingstown facility.

         Interest expense in 2001 has decreased from 2000 by $4.8 million. This is entirely due to the repayment of all of the Company's debt (as discussed above), with the exception of the mortgage on the North Kingstown facility. As a result of such repayment the Company had to pay a prepayment penalty and related costs of $6.6 million. This amount is reflected as an extraordinary loss in the statement of operations for 2001.

         Other income in 2001 increased by $2.7 million over 2000 due primarily to the increase in rental income from the North Kingstown Facility. The decision to sell the North Kingstown facility has allowed the Company to cease recording depreciation, which would have been approximately $.3 million if the facility were held for use rather than for sale. As discussed above, the Company continues to lease the North Kingstown facility to its tenants and has leased that portion of the facility previously occupied by the Metrology Business to Hexagon. The former headquarters space is available for rent. Additionally, the Company has maintained a cash balance which has earned interest income during the year 2001.

         Results from continuing operations in 2001 included a $0.1 million tax provision. This tax provision relates to the taxable income generated by the subsidiary owning the gravel pit in the United Kingdom. In prior years this asset was owned by a subsidiary that had losses available to shelter such income. As a result of the sale of the Metrology Business, this asset was transferred to a subsidiary that had no such losses available.

         2000 COMPARED TO 1999

The Company incurred a net loss in 2000 amounting to $57.3 million. The 2000 results include the following:
                                                         In Millions of Dollars
Loss from continuing operations                                  $(19.9)
Loss from discontinued operations related to
    the Electronics Division                                      (11.1)
Loss from discontinued operations related to
    the Metrology Business                                        (26.3)
                                                         ----------------
                                                                 $(57.3)
                                                         ================

         The 2000 loss from continuing operations includes the Xygent software business and the Company's corporate operations, along with the results from the commercial rental activity of the North Kingstown facility and the gravel extraction from the gravel pit in the United Kingdom.

         Research and development expenses related to the Company's software development increased by approximately $2.6 million from 1999 to 2000. This increase is attributable to the termination of the capitalization of software development expenses. When the development activities reached the technological feasibility stage, the Company began to capitalize its software production costs incurred to code and test its software product. Due to the extended testing period, the Company ceased capitalizing the software development costs in 2000 because of the uncertainty of the recoverability of the additional costs at December 31, 2000. The Company concluded that the carrying value at December 31, 2000 was recoverable based upon expected revenues that would result from the future sales of the software product.

         S,G, & A expense decreased from 1999 to 2000 by $4.1 million. This was attributable to pension expense recorded in 1999 that was not required in 2000 for certain key employees who were participants in the Company's Senior Executive Supplemental Umbrella Pension Plan, who became fully vested in 1999 and eligible to receive these benefits at that time.

         Interest expense in 2000 was $1.6 million higher than in 1999 due to increased average borrowings and higher interest rates in 2000 resulting from the Company's adverse financial position.

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

         As a result of the sale of the Metrology Business to Hexagon on April 27, 2001, the Company paid all of the $50 million private placement notes, including accumulated interest and prepayment penalties totaling $8 million, and the balance of the $30 million Revolving Credit Agreement. In addition, all of the foreign short-term and long-term debt was assumed by Hexagon. After the sale of the Metrology Business, the Company is debt-free, except for a $3.3 million mortgage on the North Kingstown Facility, which was retained by the Company.

         The Company had cash of approximately $10.1 million at December 31, 2001 after operating its business remaining after the sale to Hexagon (such remaining business consisting of the Xygent software development business, the Company's ownership and status as the landlord of the North Kingstown Facility, in which Hexagon is one of the tenants, and ownership of a gravel pit near Heathrow Airport in the United Kingdom) and after collecting a net $1.3 million related to the sale of the Electronics Division. There are retained liabilities remaining to be settled (including the completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Venture in China, which required on January 23, 2002 a net outlay of cash of $0.3 million by the Company). As noted under "Results of Operations", the Company and its CEO are structuring an alternative arrangement to the CEO's August 1999 change in control agreement, which, when triggered, would have paid the CEO approximately $1.2 million. The alternative arrangement may be payable in cash or equity.

         There is no assurance that the future expenses and cash burn rate of the Company on a consolidated basis (including Xygent's software operations) will not be greater than anticipated and that a liquidity problem may not arise (see Risk Factors: Liquidity Risk). Since the Purchase and Sale Agreement with Precision Park Partners LLC for sale of the North Kingstown Facility lapsed in 2001, the Company continues to own and rent out the Facility (which generates both cash and income).

         Management's plan to continue as a going-concern rely on its ability to achieve sales, customer acceptance and profitability in its Xygent software operations prior to running out of available cash (including the remaining $4.5 million that has been committed by Hexagon over the three year period ending April 27, 2004) plus cash flow from its landlord operations on the North Kingstown facility and royalty income from the UK property, plus any additional cash which may be raised to further finance the operations of Xygent (and there can be no assurance that any such additional cash can be raised). In addition, the Company's efforts to continue as a going-concern will be negatively affected by any sale of its North Kingstown facility (and any related distribution of all or a portion of the net sales proceeds, after providing for retained liabilities and satisfaction of legal requirements, to stockholders), as to which there can be no assurance that such sale can be completed. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


CASH FLOW

         Net cash used in operations in 2001 was $15.9 million compared with $18.8 million in 2000. In the calculation of net cash used in operations for the year ended December 31, 2001, the net income of $21.2 million was decreased by the gain on the sale of the Metrology Business of $47.1 million and the payment of pension obligations of $4.4 million, and increased by the loss from the discontinued operations of $7.0 million, the extinguishment of debt charge of $6.6 million and other non-cash items including depreciation and amortization of $.7 million, write off of debt acquisition costs of $.6 million, an environmental charge related to the North Kingstown facility of $.5 million, and other non-cash items of $.8 million. Cash flows from working capital decreased from 2000 by $3.1 million. In the calculation of cash used in operations for the year ended December 31, 2000, the net loss of $57.3 was decreased by depreciation and amortization of $.5 million, and other non-cash items of $37.9 million, including $37.4 million related to discontinued operations and $.5 million related to long-term liabilities; and decreased by $1.3 million for pension expense. Cash flows from working capital increased from 1999 by $5.5 million.

         Net cash provided by investment transactions was $140.6 million in 2001. This included proceeds from the disposal of businesses of $141.3 million. Capital expenditures in 2001 and 2000 amounted to $.7 million and $.3 million, respectively. The increase from 2000 to 2001 was mostly attributable to the Company moving out of the North Kingstown facility to its new location in Warwick, RI.

         Cash used in financing activities in 2001 was $126.2 million. Financing transactions during 2001 consisted of repayment of the $27.4 million principal balance due under the Company's $30 million Revolving Credit Facility and the repayment of the long-term senior notes (including prepayment penalties) of $56.6 million; payment on the mortgage of $.9 million; distribution to the stockholders of $44.5 million; and equity contributions related to the exercise of stock options of $1.8 million; offset by proceeds from the purchase of a net minority interest in Xygent by Hexagon of $1.4 million.

         Cash provided by the discontinued operations amounted to $2.8 million and $17.0 million in 2001 and 2000, respectively.

WORKING CAPITAL

         As stated above the North Kingstown facility and the related mortgage have been classified as current at December 31, 2001 as a result of the facility being held for sale. The net assets of the Company's discontinued operations have been reclassified as current in 2000. Excluding these assets the Company had working capital related to the continuing operations of $4.6 million at December 31, 2001 and $3.2 million at December 31, 2000.

                                  RISK FACTORS

         BNS Co., formerly known as Brown & Sharpe Manufacturing Company, (the "Company") sold its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001. Certain post-closing transactions have also been completed, as previously disclosed. After the sale, the Company has continued the business of developing measuring software through its controlled subsidiary, Xygent (formerly named BSIS). Xygent is the only active operation of the Company, which holds its North Kingstown Facility (in which it is solely a landlord) and its U.K. real property for sale at the appropriate times in the future.

XYGENT MEASURING SOFTWARE PRODUCTS ARE STILL IN THE INTRODUCTORY STAGE.

         At this point Xygent has released for sale its measuring software products for use with CMM machines and for use with CNC (Computer Numerically Controlled) machine tools and it is still developing its software product for use with Vision (non-contact) measuring machines. Sales of $91,000 were recorded in late 2001. If Xygent fails to complete its Vision measuring software or fails to continue to develop its software products or its products fail to obtain market acceptance at price levels that are satisfactory to Xygent, Xygent will not generate sufficient revenue to be successful. There can be no assurance that Xygent will be able to develop other software products that are accepted by consumers on a basis which is profitable to Xygent. Market acceptance of Xygent's current products and any new software products is dependent in part on Xygent's ability to demonstrate the cost effectiveness, ease of use and technological advantages of its products over competing products.

XYGENT HAD ONLY MINIMAL SALES IN LATE 2001.

         Since Xygent has only completed development of two of its planned products for sale to customers and has recognized only minimal sales in 2001, its operating results to date (losses) do not form any basis for conclusion that Xygent will become profitable. Xygent's expense burn rate is approximately $500,000 per month. There can be no assurances that Xygent will achieve a break-even month or quarter in 2002.

THE COMPANY MAY NOT HAVE ADEQUATE RESOURCES FOR FUNDING THE OPERATIONS OF XYGENT; LIQUIDITY RISK

         There is no assurance that the future months' expenses and the future cash burn rate of the Company on a consolidated basis (including Xygent) will not be greater than presently anticipated and that a liquidity problem may not arise (see "Liquidity and Capital Resources" in the Management's Discussion and Analysis) set forth in this Item 7. On the other hand, at the present time the Company's Agreement with Precision Park Partners LLC for their purchase of the North Kingstown Facility has lapsed and the Company has not sold the North Kingstown Facility (which generates cash on a net basis) and has, therefore, not declared any dividend or distribution in any amount with respect to all or a portion of the anticipated net proceeds of such sale after provisions for the Company's retained liabilities. Xygent will have substantially more limited financial and other resources than all, or most, of its software competitors and potential software competitors and we may be unable to compete significantly against them. Hexagon has invested $2.5 million in Xygent at the Closing on April 27, 2001 and committed, subject to certain conditions, to invest an additional $4.5 million over the next three years consisting of $1.5 million on each of April 27, 2002, 2003 and 2004. Given its limited resources and its general intentions with respect to payment of distributions to its shareholders out of all or a portion of the net proceeds of sales of assets, after satisfying legal requirements applicable to dividends and after provisions for retained liabilities, the Company has limited funds available for investment in Xygent, and there can be no assurance that Xygent, or the Company, will be able to raise additional funds for Xygent operations.

THE COMPANY RECEIVED A REPORT FROM ITS INDEPENDENT AUDITORS FOR THE YEAR ENDED DECEMBER 31, 2001, CONTAINING AN EXPLANATORY PARAGRAPH STATING THE COMPANY'S OPERATING LOSSES RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY MAY CONTINUE TO RECEIVE A SIMILAR OPINION FROM THE AUDITORS IN THE FUTURE.

         Although losses for periods prior to the Company's sale of its former Metrology Business to Hexagon on April 27, 2001 are not relevant to the Company's current operations, the Company recorded losses with respect to its continuing operations in 2001. Losses from continuing operations for the second, third and fourth quarters in 2001 were $3.1 million, $2.6 million and $1.4 million, respectively. The Company received a report from its independent auditors for the year ended December 31, 2001 containing an explanatory paragraph stating that the Company's operating losses raised substantial doubt about the Company's ability to continue as a going concern. While on April 27, 2001 the Company paid off all liabilities on all its loan agreements (excluding the $3.3 million mortgage on the North Kingstown Facility), following the sale to Hexagon, management's plan to continue as a going-concern after the sale to Hexagon rely on its ability to achieve sales, customer acceptance and profitability in its Xygent software operations prior to running out of available cash (including the remaining $4.5 million that has been committed by Hexagon over the three year period ending April 27, 2004) plus net cash flow from its landlord operations of the North Kingstown Facility, (after environmental remediation expenses) and from its Heathrow U.K. property plus any additional cash which may be raised to further finance the operations of Xygent (and there can be no assurance that any such additional cash can be raised). In addition, the Company's efforts to continue as a going-concern will be negatively affected by any sale in the future of its North Kingstown Facility (and any related distribution out of all or a portion of the net sales proceeds to stockholders), as to which there can be no assurance that such sale can be completed (see below "Risk of not Having the Proposed Sale of the North Kingstown Facility Under a Purchase and Sale Agreement").

OUR INDUSTRY IS VERY COMPETITIVE AND WE MAY NOT BE SUCCESSFUL IF WE FAIL TO COMPETE EFFECTIVELY.

         In addition to the significant competition for software products, with many offerings in the marketplace, the software products to be developed by Xygent are expected at the outset to compete with software used by the Metrology Business sold to Hexagon which has been augmented by Hexagon's purchase of the remaining interests in Wilcox Associates. Increased competition may result in lower prices for our products and reduced opportunities for growth and profitability.

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

COMPANY MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A SOFTWARE COMPANY AND MAY FAIL TO MANAGE EFFECTIVELY, LIMITING XYGENT'S POTENTIAL.

         The Company has historically been a manufacturing company; since the sale to Hexagon, it is a software company. While Xygent has significant software business experience, there is no assurance the Company and Xygent will be able to successfully manage a "software company" and the possible loss of the services of any member of the management team may be materially adverse to the business of Xygent. Company management may not have the skills to introduce and market Xygent's software product, to manage future growth or obtain funds to fund growth and/or operations and their inexperience in these areas may detract from Xygent's business.

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

XYGENT MAY NOT SUCCEED IF IT IS UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED EMPLOYEES.

         In order to grow its business, Xygent will have to hire additional employees. Xygent's future success, therefore, will depend, in part, on attracting and retaining additional qualified management, marketing and technical personnel. The Company does not know whether it will be successful in hiring or retaining qualified personnel. Competition for qualified personnel throughout the software industry is intense. The inability to hire additional qualified employees or the loss of the services of some of the foreign technical employees that are currently doing work for Xygent could have a material adverse effect on the business of Xygent.

XYGENT MAY BE UNABLE TO FORM THE STRATEGIC ALLIANCES THAT ARE KEY TO ITS
STRATEGY.

         The Xygent business plan calls for Xygent to establish marketing, development and distribution relationships through strategic alliances, and plans to enter into various agreements with other companies to achieve its marketing, development and distribution goals. There can be no assurance that Xygent will be able to establish any such agreements and, accordingly, there can be no assurance that Xygent will be able to achieve its planned objectives for the year 2002 or establish a software business that will grow and be profitable. In addition, as noted above, Xygent is required for a five-year period beginning April 27, 2001, to pay royalties to Hexagon for any unit of software for CMM market applications sold to persons other than Hexagon and is required to sell its XactMeasure software products to Hexagon for CMM applications at a price per unit substantially below the price charged by Xygent to other customers, with Hexagon making no purchase commitment.

XYGENT SOFTWARE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH COULD LIMIT XYGENT'S SALES.

         If we become subject to intellectual property infringement claims, or if we are unable to protect important intellectual property, we could incur significant expenses and be prevented from offering specific products, and we may lose prospective sales to competitors.

         The success of Xygent may depend, in part, on its ability to obtain and maintain patent protection for its computer software products, to protect and preserve its proprietary information and trade secrets and to operate and sell its products without infringing on the proprietary rights of others. It has been Xygent's policy to seek, where appropriate, to protect its proprietary positions by, among other methods, maintaining its product information as a trade secret and filing United States and corresponding foreign patent applications covering its technology, inventions and improvement that are important to the development of its business. As of September 20, 2001, Xygent had filed three patent applications, two in the United States and one foreign application, covering methods and apparatus (i) for simulating the measurement of a part without using a physical measurement system and (ii) for interacting with measuring devices by allowing users to extend the capabilities of software for controlling measuring devices. These patent applications are pending and there can be no assurance that any pending patents will be issued, or that any pending applications will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of whom have substantially more resources than Xygent, will not seek to apply for and obtain patents that will prevent, limit or interfere with Xygent's ability to make, use or sell its products in the United States or internationally.

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

RISK OF NOT HAVING THE PROPOSED SALE OF THE NORTH KINGSTOWN FACILITY UNDER A PURCHASE AND SALE AGREEMENT.

         The Agreement dated as of March 2, 2001, as extended by amendments as of May 31, 2001 and as of September 28, 2001, for the proposed sale of the Company's North Kingstown Facility to Precision Park Partners LLC has lapsed, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement. The Company is in the process of renting out its former office headquarters space in the North Kingstown Facility. The Company is also continuing to work with the Rhode Island Department of Environmental Management to whom this Company had submitted the results of the recently completed Phase II environmental study on the Facility on October 2, 2001. The Company believes, based on discussions with its real estate consultant, that completion of leasing the former headquarters space at the North Kingstown Facility to a new tenant and completion of the environmental remediation work that appears to be necessary at the Facility should result in increasing the fair market value of the Facility for a future sale of the property, although there can be no assurance that either of these two matters will be completed successfully by the Company or that the Company's expectation as to future increased market value of the Facility will prove to be the case. (See "Environmental Risks" below.)

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE AS A RESULT OF SALES OF SHARES BY THE COMPANY'S EXISTING STOCKHOLDERS.

         The market price of the Company's Common Stock could decline as a result of sales of shares by stockholders who had acquired shares during the period prior to April 27, 2001 when the Metrology Business was the Company's principal business, including option holders who became shareholders in connection with the April 27, 2001 closing under the Acquisition Agreement with Hexagon, sales by beneficiaries under the Company's Employee Stock Ownership Plan, which terminated as a result of the closing, sales by beneficiaries of the Company's 401(k) plan or beneficiaries of employee benefit plans of Hexagon which have received shares of stock of the Company previously held in accounts under the Company's employee benefit plans and sales of other shares by former employees of the Company.

DELISTING OF THE COMPANY'S CLASS A COMMON STOCK FROM THE NEW YORK STOCK EXCHANGE

         The Company's Class A Common Stock was delisted from the New York Stock Exchange and commenced trading on the OTC Bulletin Board and the Boston Stock Exchange under the symbol "BNSXA" on February 11, 2002. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock and the public perception of the value of the Class A Common Stock could be materially adversely affected.

ENVIRONMENTAL RISKS

         The nature of the Company's current software development operations are not affected by environmental laws, rules and regulations. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) have conducted heavy manufacturing operations and often in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in this area is developing rapidly, such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown Facility and property on which the Facility is located, where, after the sale to Hexagon, the Company is now solely the landlord) that the Company may face in the future.

         A recently completed Phase II environmental study on the North Kingstown Facility had indicated certain environmental problems on the property. The results of the study show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company submitted the results of the study to the Rhode Island Department of Environmental Management ("RIDEM") on October 2, 2001, and has stated to RIDEM that it will address these exceedances in a timely and appropriate manner consistent with applicable law and regulation. As of March 25, 2002, the Company had not received the position of RIDEM on its submitted study.

         The Company believes, based on the preliminary advice of its consultants, that the estimated costs for further investigation and remediation of the identified exceedances, which have been accrued, approximate $500,000. However, as noted above, the study has been furnished by the Company to the Rhode Island Department of Environmental Management and it is possible that the risks and estimated costs of further investigation and remediation may be more significant.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The Company has no derivative financial instruments or derivative commodity instruments. The Company's long-term debt (the mortgage on the North Kingstown Facility) is a fixed rate U.S. dollar denominated obligation. An increase in market interest rates would not increase the Company's interest expense or result in a material change in the fair value of its debt obligation.

ITEM 8--FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
--------------------------------------------------

                                                                                    PAGE NUMBER
                                                                                    -----------
Report of Independent Auditors - Ernst & Young LLP                                       26

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999                                                         27

Consolidated Balance Sheets at December 31, 2001 and 2000                                28

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                                         29

Consolidated Statements of Shareowners' Equity for the Years Ended
December 31, 2001, 2000 and 1999                                                         30

Notes to Consolidated Financial Statements                                             31-45

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors
  of BNS Co. (formerly Brown & Sharpe Manufacturing Company)

We have audited the accompanying consolidated balance sheets of BNS Co. (formerly Brown & Sharpe Manufacturing Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNS Co. (formerly Brown & Sharpe Manufacturing Company) at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that BNS Co. will continue as a going concern. As more fully described in Note 2, the Company has recurring operating losses from continuing operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 13, 2002

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2001, 2000, and 1999
                  (dollars in thousands, except per share data)

                                                                      2001                  2000                  1999
                                                                ------------------   -------------------    ------------------
Net sales                                                               $      91            $        -            $        -
Cost of sales                                                                 344                     -                     -

Research and development expense                                            3,794                 4,712                 2,142
Selling, general and administrative                                        10,644                10,099                14,184
                                                                ------------------   -------------------    ------------------
     Operating loss                                                      (14,691)              (14,811)              (16,326)
Interest expense                                                            2,909                 7,726                 6,051
Other income, net                                                           5,317                 2,624                 2,742
                                                                ------------------   -------------------    ------------------
Loss from continuing operations before income taxes and
   extraordinary item                                                    (12,283)              (19,913)              (19,635)
Income tax provision                                                          139                     -                     -
                                                                ------------------   -------------------    ------------------
Loss from continuing operations before extraordinary item                (12,422)              (19,913)              (19,635)

Discontinued operations:
   Loss from operations                                                   (6,955)              (31,159)              (23,239)
   Gain (loss) from disposal                                               47,113               (6,237)                     -
                                                                ------------------   -------------------    ------------------
     Income (loss) before extraordinary item                              27,736               (57,309)              (42,874)
Extraordinary item                                                        (6,566)                     -                     -
                                                                ------------------   -------------------    ------------------
     Net income (loss)                                                  $  21,170            $ (57,309)            $ (42,874)
                                                                ==================   ===================    ==================

Income (loss) per share, basic and diluted,
   from continuing operations                                           $  (4.33)            $   (7.26)            $   (7.30)
     Discontinued operations                                                14.00               (13.62)                (8.63)
     Extraordinary item                                                    (2.29)                     -                     -
                                                                ------------------   -------------------    ------------------
Net income (loss) per common share basic and diluted                    $    7.38            $  (20.88)            $  (15.93)
                                                                ==================   ===================    ==================

   The accompanying notes are an integral part of the financial statements

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001
                    (dollars in thousands, except share data)

                                                                                                 2001               2000
                                                                                                 -----              -----
                                          ASSETS
Current assets

     Cash and cash equivalents                                                                   $  10,095          $   8,882
     Other receivables, net of $826 allowance in 2001                                                1,272                313
     Assets held for sale                                                                            2,363              2,863
     Assets related to discontinued operations                                                         274            231,367
     Prepaid expenses and other current assets                                                         385              1,919
                                                                                            ---------------    ---------------
        Total current assets                                                                        14,389            245,344
Property, plant and equipment
     Land                                                                                              415                415
     Buildings and improvements                                                                        105                  -
     Machinery and equipment                                                                         1,244                672
                                                                                            ---------------    ---------------
                                                                                                     1,764              1,087
     Less accumulated depreciation                                                                     420                255
                                                                                            ---------------    ---------------
                                                                                                     1,344                832
     Other assets                                                                                    3,550              4,469
                                                                                            ---------------    ---------------
                                                                                                 $  19,283          $ 250,645
                                                                                            ===============    ===============
                           LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
     Notes payable to banks                                                                          $   -          $  27,400
     Accounts payable and accrued expenses                                                           7,141              7,953
     Current portion of long-term debt                                                               3,317             54,200
     Liabilities related to discontinued operations                                                      -            142,879
                                                                                            ---------------    ---------------
        Total current liabilities                                                                   10,458            232,432
Long-term liabilities                                                                                3,676              7,070
Commitments and contingencies                                                                            -                  -
Shareowners' equity
     Preferred stock; $1 par value; authorized 1,000,000 shares; none issued                             -                  -
     Common stock
     Class A, par value, $.01; authorized 30,000,000 shares; issued shares
        2,861,240 in 2001 and 2,665,755 in 2000                                                         29                 27
     Class B, par value, $.01; authorized 2,000,000 shares; issued shares
        64,007 in 2001 and 100,341 in 2000                                                               1                  1
     Additional paid-in capital                                                                     85,950            127,276
     Retained deficit                                                                             (80,373)          (101,543)
     Accumulated other comprehensive loss                                                              (3)           (14,163)
     Treasury stock; 8,518 shares in 2001 and 2000, at cost                                          (455)              (455)
                                                                                            ---------------    ---------------
       Total shareowners' equity                                                                     5,149             11,143
                                                                                            ---------------    ---------------
                                                                                                 $  19,283          $ 250,645
                                                                                            ===============    ===============

   The accompanying notes are an integral part of the financial statements

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000, and 1999
                               (dollars in thousands)

                                                                        2001                 2000                 1999
                                                                        ----                 ----                 ----
Cash Used in Operations:
Net income (loss)                                                     $   21,170           $ (57,309)           $(42,874)
Adjustment to reconcile net income (loss) to net cash used in operating activities from continuing operations:
   Loss from discontinued operations                                       6,955               31,159              23,239
   (Gain) loss from disposal of business                                (47,113)                6,237                   -
   Extraordinary item-extinguishment of debt                               6,566                    -                   -
   Write-off  of intangible asset                                            572                    -                   -
   Environmental reserve on asset held for sale                              500                    -                   -
   Depreciation and amortization                                             657                  467                 422
   Unfunded pension                                                      (4,380)              (1,313)               7,585
   Minority interest                                                         385                    -                   -
   Change in long-term liabilities                                           457                  538                (88)
   Other non-cash                                                           (32)                    -                   -
Changes in Working Capital:
     (Increase) decrease in other receivables                               (34)                 (11)                 147
     Decrease (increase) in prepaid expenses
          and other current assets                                         1,534                   74             (1,799)
     (Decrease) increase in accounts payable
          and accrued expenses                                           (3,176)                1,363               1,112
      Increase in other assets                                                 -                    -             (3,559)
                                                                   --------------       --------------        ------------
          Net Cash Used In Operations                                   (15,939)             (18,795)            (15,815)
                                                                   --------------       --------------        ------------

Investment Transactions:
   Capital expenditures                                                    (724)                (259)                (90)
   Proceeds from sale of fixed assets                                         52                   -                   -
   Proceeds from sale of businesses, net of expenses                     141,285                   -                   -
                                                                   --------------       --------------        ------------
          Cash Provided by (Used in) Investment Transactions             140,613                (259)                (90)
                                                                   --------------       --------------        ------------

Financing Transactions:
   Payment of notes payable                                             (27,400)                    -                   -
   Payment of long-term senior notes payable                            (56,566)                    -              21,308
   Payment on mortgage                                                     (883)                (683)                   -
   Distribution to shareholders                                         (44,480)                    -                   -
   Equity contributions                                                    1,772                  704                 658
   Purchase of minority interest                                         (1,116)                    -                   -
   Contribution from minority interest                                     2,500                    -                   -
                                                                   --------------       --------------        ------------
   Cash (used in) Provided by Financing Transactions                   (126,173)                   21              21,966
                                                                   --------------       --------------        ------------

Cash provided by discontinued operations                                   2,767               17,030               2,068
Effect of Exchange Rate Changes on Cash                                     (55)                    -                   -
                                                                   --------------       --------------        ------------
Cash and Cash Equivalents:
     Increase (decrease) during the period                                 1,213              (2,003)               8,129
     Beginning balance                                                     8,882               10,885               2,756
                                                                   --------------       --------------        ------------
     Ending balance                                                   $   10,095           $    8,882           $  10,885
                                                                   ==============       ==============        ============

Supplementary Cash Flow Information:
    Interest Paid                                                     $    3,378           $    7,546           $   6,703
                                                                   ==============       ==============        ============
    Taxes Paid                                                        $      230           $    2,300           $   2,386
                                                                   ==============       ==============        ============

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
              For the Years Ended December 31, 2001, 2000, and 1999
                             (dollars in thousands)

                                                                                      Accumulated
                                                       Additional                        other
                                            Common      paid in        Retained      comprehensive    Treasury
                               Shares *      Stock      capital        deficit       income(loss)      stock     Total Equity
                             ------------ ------------ ------------ --------------- ---------------- ---------- ---------------
Balance Dec. 31, 1998              2,687       $   27    $ 125,915      $  (1,360)        $   5,528     $(455)       $ 129,655
Net loss                               -            -            -        (42,874)                -          -        (42,874)
Foreign currency
translation adjustment                 -            -            -               -         (15,905)          -        (15,905)
                                                                                                                ---------------
Comprehensive loss                                                                                                    (58,779)

ESOP Contribution                     16            -          658               -                -          -             658
                             ------------ ------------ ------------ --------------- ---------------- ---------- ---------------
Balance Dec. 31, 1999              2,703           27      126,573        (44,234)         (10,377)      (455)          71,534

Net loss                               -            -            -        (57,309)                -          -        (57,309)
Foreign currency
translation adjustment                 -            -            -               -          (3,786)          -         (3,786)
                                                                                                                ---------------
Comprehensive loss                                                                                                    (61,095)

ESOP Contribution                     63            1          703               -                -          -             704
                             ------------ ------------ ------------ --------------- ---------------- ---------- ---------------
Balance Dec. 31, 2000              2,766           28      127,276       (101,543)         (14,163)      (455)          11,143

Net income                             -            -            -          21,170                -          -          21,170
Foreign currency
translation adjustment                 -            -            -               -           14,160          -          14,160
                                                                                                                ---------------
Comprehensive income                                                                                                    35,330

Dividend Paid ($15.25 per
share)                                 -            -     (44,480)               -                -          -        (44,480)
Exercise of stock options            159            2        1,770               -                -          -           1,772
Acquisition of subsidiary
minority interest                      -            -        1,384               -                -          -           1,384
                             ------------ ------------ ------------ --------------- ---------------- ---------- ---------------
Balance Dec. 31, 2001              2,925       $   30    $  85,950      $ (80,373)        $     (3)     $(455)       $   5,149
                             ============ ============ ============ =============== ================ ========== ===============

* Number of shares have been restated to reflect the effect of the one-for-five reverse stock split in 2001.

    The accompanying notes are an integral part of the financial statements

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company completed the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001. After the sale, the Company has continued the business of developing and producing measuring software through its controlled subsidiary, Xygent Inc., formerly BSIS ("Xygent"). Xygent has released software products for use with CMM (Coordinate Measuring Machines) machines and for use with CNC (Computer Numerically Controlled) machine tools and it is developing its software for use with Vision (non-contact) measuring machines. The Company also owns real estate in North Kingstown, RI (in which it is solely a landlord) and a gravel pit in the U.K. (from which it derives royalties).

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BNS Co., formerly known as Brown & Sharpe Manufacturing Company, (the "Company") and all subsidiaries. Intercompany transactions have been eliminated from the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain account balances for the prior years have been reclassified to conform to the current year financial statement presentation.

REVENUE RECOGNITION

Software revenue is recognized in accordance with SOP 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Under these guidelines, revenue recognition is deferred on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. Revenue from technical support contracts are recognized ratably over the term of the contract.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

Certain costs related to the preliminary activities associated with the development of software have been deferred. These costs were determined by the Company to have future economic benefits. These costs are amortized over a period of 36 months beginning in the period in which the initial shipment of the related product is made.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost and is being depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 20 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Depreciation expense was $310, $434 and $422 in 2001, 2000 and 1999, respectively.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

OTHER ASSETS

Other assets include software and software development costs, along with certain intangible assets, which are being amortized on a straight-line basis over periods ranging from 3 to 5 years. Amortization expense for these assets was $347, $33, and $0, in 2001, 2000 and 1999, respectively.

FOREIGN CURRENCY

Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates, and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners' equity account titled accumulated other comprehensive loss.

There were no forward exchange contracts outstanding at December 31, 2001 and 2000.

COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses. Accumulated other comprehensive loss at December 31, 2001 and 2000 are comprised of currency translation adjustments of $3 and $14,163, respectively.

STOCK INCENTIVE PLANS

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees (see Footnote 9 for further details).

INCOME TAXES

The Company provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No.109 requires an asset and liability based approach in accounting for income taxes.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 141 and No. 142 are not expected to have a material effect on the Company's results of operations.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although early adoption is allowed. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations.

2. GOING CONCERN

Although losses for periods prior to the Company's sale of its former Metrology Business to Hexagon on April 27, 2001 are not relevant to the Company's continuing operations, the Company recorded losses with respect to its continuing operations for the last three quarters of 2001. Losses from continuing operations for the second, third and fourth quarters of 2001 were $3,055, $2,615 and $1,414, respectively. The Company paid off all liabilities on its loan agreements (excluding the mortgage on the North Kingstown Facility) following the sale to Hexagon. Management's plan to continue as a going-concern rely on its ability to achieve sales, customer acceptance and profitability in its Xygent software operations prior to running out of available cash (including the remaining $4.5 million that has been committed by Hexagon over the three year period ending April 27, 2004) plus cash flow from its landlord operations on the North Kingstown facility and royalty income from the UK property, plus any additional cash which may be raised to further finance the operations of Xygent (and there can be no assurance that any such additional cash can be raised). In addition, the Company's efforts to continue as a going-concern will be negatively affected by any sale of its North Kingstown facility (and any related distribution of all or a portion of the net sales proceeds, after providing for retained liabilities and satisfaction of legal requirements, to stockholders), as to which there can be no assurance that such sale can be completed. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.  DISCONTINUED OPERATIONS

At a special meeting held on April 27, 2001, the stockholders of BNS Co. approved the sale of substantially all assets of the Company, including a) the sale of its worldwide Metrology Business to Hexagon AB of Stockholm, Sweden, ("Hexagon") and b) the sale of its North Kingstown Facility to Precision Park Partners LLC.

The Company completed the sale of its worldwide Metrology Business to Hexagon AB, effective April 27, 2001. The purchase price for the sale of the Metrology Business was $170 million less a $12.8 million cash adjustment based on the terms of the Acquisition Agreement. After the cash adjustment and payment of all U.S. bank debt and long-term senior noteholder obligations, the Company received net proceeds of approximately $70 million. The assets and liabilities related to the Metrology Business for all periods presented have been reclassified to assets and liabilities of discontinued operations. Also in connection with the sale to Hexagon, Hexagon invested $2.5 million in Xygent Inc., the Company's software development subsidiary, in exchange for a 16.7% ownership interest in such subsidiary.

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The results of the discontinued operations have been reported separately on the consolidated statements of operations. Summarized results of the discontinued operations are as follows:

                                                      2001          2000          1999
                                                      ----          ----          ----

Sales                                                 $ 89,781     $ 280,392     $ 323,300
 Loss from operations, net of income taxes              (6,955)       (3,758)      (23,239)

Gain (loss) on disposal                                 47,113        (6,237)            -
Cumulative effect of change in accounting
    related to the Metrology Business                        -       (27,401)            -
                                                   ------------ -------------- ------------
                                                      $ 40,158     $ (37,396)    $ (23,239)
                                                   ============ ============== ============

In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101). The effects of this adoption have been reclassified to discontinued operations.

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

4.  ASSETS HELD FOR SALE

During 2000, the Company committed to a plan to sell the North Kingstown Facility. Although a definitive agreement has not been reached as of the date of this report, the Company continues to pursue sale opportunities. Accordingly, the carrying value of the North Kingstown Facility is classified as assets held for sale.

Currently, the North Kingstown facility is being leased to various tenants under operating lease agreements. All of these leases are scheduled to expire within five years. Rental income is presented in other income in the statements of operations. The future minimum rentals related to the property are $2,499 in 2002, $2,379 in 2003, $2,020 in 2004, $2,020 in 2005 and $512 in 2006.

5.  INCOME TAXES

Loss from continuing operations before income taxes consisted of the following:

                                                      2001              2000                1999
                                                      ----              ----                ----
Domestic                                              $(12,970)         $(20,692)           $(19,690)
Foreign                                                    687               779                  55
                                                  --------------    --------------     ---------------
Loss from continuing operations before
    income taxes                                      $(12,283)         $(19,913)           $(19,635)
                                                  ==============    ==============     ===============

             BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                    2001             2000                1999
                                                    ----             ----                ----

Taxes Computed at 34%                                $(4,176)         $(6,770)            $(8,654)
Foreign Taxes                                            139                -                   -
Net operating losses not benefited                     4,111            6,743               8,641
Other (net)                                               65               27                  13
                                               ---------------   --------------     ---------------
         Income tax provision                        $   139          $     0             $     0
                                               ===============   ==============     ===============

The income tax provision (benefit) from continuing operations before discontinued operations and extraordinary items consisted of the following:

                                             2001           2000            1999
                                             ----           ----            ----
Current:
         Federal                               $  --           $  --          $  --
         State                                    --              --             --
         Foreign                                 133              --             --
                                           ----------    ------------     ----------
                                               $ 133           $  --          $  --
Deferred:
         Federal                                  --              --             --
         Foreign                                   6              --             --
                                           ----------    ------------     ----------
                                                   6              --             --
                                           ----------    ------------     ----------
Income tax provision                           $ 139           $  --          $  --
                                           ==========    ============     ==========

The Company has reclassified the income taxes related to the Metrology Business to the loss from discontinued operations. The Company has recorded an income tax provision related to discontinued operations of $751, $2,800 and $2,350 for the years ended December 31, 2001, 2000 and 1999, respectively.

The components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                              2001               2000
                                                              ----               ----
Deferred tax assets:
         Other receivable reserve                              $   313                --
         Depreciation                                              285               232
         Loss carryforwards                                     29,436            14,246
         Accrued expenses                                        2,871               582
         Asset basis differences                                 1,547                --
         Other                                                     131                31
                                                           ------------        ----------
                  Gross deferred assets                         34,583            15,091
Less valuation allowance                                        34,385            12,533
                                                           ------------        ----------
                  Deferred tax asset                           $   198           $ 2,558
                                                           ============        ==========
Deferred tax liabilities:
         Asset basis differences                               $    --           $ 2,554
         Other                                                     209                 4
                                                           ------------        ----------
                  Deferred tax liability                       $   209           $ 2,558
                                                           ============        ==========

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carryforwards and a portion of the other deferred tax assets. The Company recorded a $21,852 increase in the valuation allowance to reflect management's uncertainty regarding the realization of previously recognized tax loss carryforwards and certain other deferred tax assets.

For income tax purposes, the Company has a U.S. operating loss and capital loss carryforwards of $81,030 and $3,700, respectively. The U.S. net operating loss carryforward expires between 2018 and 2021.

The Internal Revenue Service completed the examination of the U.S. income tax returns through 1998. The examination did not have a material effect on the Company's financial statements.

6. RELATED PARTY TRANSACTIONS

The Company has a license and royalty arrangement with Hexagon and its affiliates ("Hexagon") for a period of five years commencing on April 27, 2001. As of December 31, 2001, Hexagon owns 16.7% of Xygent Inc., a subsidiary of the Company. During 2001 the Company recorded $25 of royalty expense related to this license and royalty arrangement.

The Company leases a portion of its North Kingstown Facility to Hexagon under a non-cancelable lease agreement for a period of five years commencing in April 2001. In addition to the rental payment, the agreement provides that Hexagon will bear the cost of other expenses associated with the rented space. Total rental income from Hexagon received for the year ended December 31, 2001 was $1,003. Future minimum rentals are $1,105 annually for years 2002 through 2005 and $368 for the year 2006.

The net balance of accounts receivable due from Hexagon as of December 31, 2001 is $973, which includes $925 related to the acquisition of the Metrology Business Joint Ventures in China by Hexagon.

The net balance of accounts payable and accrued expenses due to Hexagon as of December 31, 2001 is $143.

A Director of the Company is a partner of a law firm that provides legal services to the Company. Total fees incurred during 2001 were $1,343.

7. OTHER INCOME AND EXPENSE

Other income (expense), net from continuing operations includes:

                                     2001            2000           1999
                                   -----------     -----------    -----------

Rental income                        $ 2,391         $ 1,334        $ 1,513
Minority interest                        730               -              -
Gravel royalty                           949             726            759
Interest income                        1,303             591            338
Exchange losses                           (7)              -              -
Other income (expenses)                  (49)            (10)           135
Loss on sale of fixed assets               -             (17)            (3)
                                   -----------     -----------    -----------
                                     $ 5,317         $ 2,624        $ 2,742
                                   ===========     ===========    ===========

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. LEASES

The Company leases corporate office space and certain office equipment under operating lease agreements expiring at various times through 2006. Minimum annual rental commitments under non-cancelable leases at December 31, 2001 are $141, $124, $119, $102 and $26 for the years 2002 through 2006, respectively. Rental expense for the years ended December 31, 2001, 2000 and 1999 were $152, $194 and $129, respectively.

9. INCENTIVE AND RETIREMENT PLANS

The Company has for many years utilized stock options and other stock-based awards as part of its overall management incentive compensation programs. The grant of options under the 1989 Equity Incentive Plan (the '89 Plan), as amended, expired February 24, 1999 and the plan terminated following the sale of the Metrology Business. On February 12, 1999, the Company adopted the 1999 Equity Incentive Plan (the '99 Plan).

STOCK INCENTIVE PLANS

Under the provisions of the Company's 1999 Equity Incentive Plan (the '99
Plan), a variety of stock and stock-based incentive awards, including stock options, are available to be granted to eligible key employees of the Company and its subsidiaries. The Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. No options were granted in 2001 under the '99 Plan. The options previously granted under the '99 Plan were exercisable for a seven-year term, of Class A Common Stock granted at exercise prices between $1.875 and $2.375 per share. As a result of the sale of the Metrology Business, all of the options previously granted under the '99 Plan and the '89 Plan became exercisable upon the closing date of the transaction. All options not exercised at that time have since expired. 200,360 shares of Class A Common Stock or Class B Common Stock remain available for issuance under the '99 Plan.

Option activity during the past three years is summarized as follows:

                                          2001                         2000                        1999
                               -------------------------------------------------------------------------------------
                                              Weighted-                     Weighted-                     Weighted-
                                Options       Average       Options         Average        Options         Average
                                              Exercise                      Exercise                       Exercise
                                 (000)         Price         (000)           Price           (000)          Price
                              --------------------------------------------------------------------------------------
Outstanding--beginning of
year                                 378         29.15           402            35.80           249           50.25

Granted                                -             -            47             9.55           161           12.55

Exercised                           (160)        11.20             -                -             -               -

Forfeited or canceled               (218)        42.00           (71)           39.25            (8)          60.20

                               ----------                 ------------                   ------------

Outstanding--end of year               0             -           378            29.15           402           35.80
                               ==========                 ============                   ============
Exercisable at end of
     year                              0             -           191            48.85           152           47.85
Weighted average fair
    value of options
    granted during the
    year                                                                         8.25                          5.50

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 5.0%, and 5.9%, volatility factors of the expected market price of the Company's common stock of 128%, and 45%, and a weighted-average expected life of the option of 4.25 years. No dividend yield was utilized due to the fact that the Company did not anticipate that it would pay dividends from continuing operations in the foreseeable future.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Since all options were either exercised or forfeited as a result of the sale of the Metrology Business to Hexagon, the remaining compensation expense has been recorded in 2001 for pro forma purposes. The Company's pro forma information follows:

                                       2001           2000             1999
                                       ----           ----             ----

Pro forma net (loss)                   $20,526        $(57,765)        $(43,934)
income
Pro forma (loss) earnings per
     share: Basic and                  $  7.16        $ (21.04)        $ (16.33)
diluted

PROFIT INCENTIVE PLAN

Under the provisions of the Company's Amended Profit Incentive Plan as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. Plan awards provisions under the Plan in the amounts of $0, $1,659, and $1,152 were made for 2001, 2000, and 1999, respectively, based on performance objectives for the respective year.

        BNS CO.(FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LONG-TERM DEFERRED CASH INCENTIVE PLAN

The Brown & Sharpe Key Employee's Long-Term Deferred Cash Incentive Plan (the "LTDCIP") provides long-term deferred incentive compensation to key executive employees of the Company with award credits being established, subject to certain vesting requirements, in unfunded LTDCIP accounts for each LTDCIP participant. The LTDCIP was amended in 1998 to provide that beginning in 1998 participant award opportunities are individually determined by the Compensation and Nominating Committee of the Board of Directors administering the LTDCIP as a percentage of adjusted annual pre-tax profit. As a result of the sale of the Metrology Business, this plan was terminated and all amounts accrued under the plan were distributed to the participants. The expenses related to this plan of $0, $(149), and $231 for 2001, 2000, and 1999, respectively, have been reflected in discontinued operations.

SAVINGS PLANS

The Company has 401(k) stock bonus and thrift savings plans for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios. The savings plans' expense for the three years ended December 31, 2001 was $192, $2,052, and $1,994, respectively.

STOCK OWNERSHIP PLAN

Under the provisions of the Company's Employee Stock Ownership Plan ("ESOP"), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age. The ESOP may also borrow funds to purchase common shares, in which event the Company would contribute amounts as necessary to pay down the indebtedness. As a result of the disposition of the Metrology Business, the Company terminated the ESOP. All funds under this plan were distributed to participants during 2001. The Company is awaiting final termination determination from the Internal Revenue Service. ESOP expense was $0 in 2001, $0 in 2000, and $704 in 1999. In lieu of a contribution to the ESOP, the Board of Directors approved an additional 2% contribution to each participant of the Savings Plan during 2000.

RETIREMENT PLANS

The Company had a defined contribution retirement plan covering employees in its Swiss subsidiary and defined benefit retirement plans covering substantially all employees in its U.K. and German subsidiaries, as well as, beginning in 1998, a Senior Executive Supplemental Umbrella Pension Plan covering certain key employees of the parent company in the United States. In connection with the disposition of the Metrology Business, the Swiss, U.K. and German plans were assumed by the acquirer of the Metrology Business. The benefits earned by certain key management under Senior Executive Supplemental Umbrella Pension Plan were either distributed during the year or provisions were made for such distribution, and the plan was terminated. The Defined Contribution Plan expense recorded in discontinued operations for the three years ended December 31, 2001 was $452, $1,089, and $1,148, respectively.

        BNS CO.(FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic loss per share in 2001, 2000 and 1999 because the computation of diluted income (loss) per share would have an anti-dilutive effect on income (loss) per share. The computation of basic and diluted loss per share is as follows:

                                                  2001                2000                1999
                                                  ----                ----                ----
Numerator:
Loss from continuing operations before
    extraordinary item                          $ (12,422)          $ (19,913)          $ (19,635)
Income (loss) from discontinued
    operations                                     40,158             (37,396)            (23,239)

Extraordinary item                                 (6,566)                   -                   -
                                            --------------      --------------     ---------------
Net income (loss)                               $  21,170           $ (57,309)          $ (42,874)
                                            ==============      ==============     ===============

Denominator for basic and diluted
    earnings per share                              2,867               2,745               2,691
                                            ==============      ==============     ===============
Net income (loss) per share - basic
    and diluted
Loss from continuing operations                 $   (4.33)          $   (7.26)          $   (7.30)
Income (loss) from discontinued
    operations                                      14.00              (13.62)              (8.63)

Extraordinary item                                  (2.29)                   -                   -
                                            --------------      --------------     ---------------
Basic and diluted earnings per share            $    7.38           $  (20.88)          $  (15.93)
                                            ==============      ==============     ===============

11. OTHER ASSETS

                                                                      2001                2000
                                                                      ----                ----
Capitalized software costs                                          $ 3,693             $ 3,693
Capitalized acquisition cost                                            194               1,453
Others                                                                   43                  32
                                                              --------------     ---------------
                                                                      3,930               5,178
Accumulated amortization                                               (380)               (709)
                                                              --------------     ---------------
                                                                    $ 3,550             $ 4,469
                                                              ==============     ===============

12.  DEBT

Debt consisted of the following:

                                                       2001                 2000
                                                       ----                 ----
Notes payable under Revolving
     Credit Agreement                                  $      -              $ 27,400
8.79% term loan                                               -                50,000
8.12% mortgage                                            3,317                 4,200
                                                ----------------    ------------------
                                                       $  3,317              $ 81,600
                                                ================    ==================

           BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has a mortgage payable on the North Kingstown Facility with an original principal amount of $4.9 million. The mortgage is payable in monthly installments including interest computed at 8.12% per annum. The mortgage matures in February 2005 and is secured by the North Kingstown Facility. The outstanding balance on the mortgage was $3,317 and $4,200 at December 31, 2001 and 2000, respectively. Future maturities of the mortgage are $957 in 2002, $1,038 in 2003, $1,125 in 2004 and $197 in 2005. This mortgage payable has been classified as current in order to match the classification of the security for this debt.

Until the sale of the Company's Metrology Business on April 27, 2001, the Company was obligated under a $50,000 private placement of senior notes with principal payments due from November 2001 to November 2007. During 1999, the Company breached certain financial covenants in its senior note agreement, and on February 7, 2001, the Company's lenders amended the maturity date of the notes to be the earlier of the completion of the sale to Hexagon or April 30, 2001. As a result, the full amount of the related long-term debt was classified as a current liability in the balance sheet as of December 31, 2000. Following the consummation of the sale to Hexagon, all of the debt to its private placement lenders was paid.

The repayment of the note obligation resulted in the payment of a prepayment penalty. This penalty, together with the write-off of previously recorded debt acquisition costs, has been recorded as an extraordinary loss in the statements of operations in the amount of $6,566. No income taxes have been recorded related to this item.

The Company had a $30 million three-year syndicated multi-currency revolving credit arrangement with four banks. Following the consummation of sale to Hexagon on April 27, 2001, the Company paid the outstanding balance of $27,400.

13. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

                                                    2001              2000
                                                    ----              ----
          Unfunded accrued pension cost             $1,891               $6,271
          Taxes payable                              1,400                   --
          Minority interest                            385                   --
          Other long-term liabilities                   --                  799
                                              -----------------   --------------
                                                    $3,676               $7,070
                                              =================   ==============

14. COMMON STOCK

At a special meeting held on April 27, 2001, the stockholders of BNS Co. approved the reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company's outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001. All references to shares have been restated to reflect the stock split.

Both classes of common stock have equal rights upon liquidation. Class A Common Stock may not receive less cash dividends per share than Class B Common Stock, nor may such dividends be less frequent. The Class A Common Stock has one vote per share. Except as otherwise provided by the Certificate of Incorporation and By-Law, the Class B Common Stock has ten votes per share, and the Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner's family and certain others affiliated with a shareowner. During 2000 and 1999, 108 and 136 shares, respectively, were converted from Class B Common Stock to Class A Common Stock.

           BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. PREFERRED STOCK PURCHASE RIGHTS

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

16.  CONTINGENCIES

The Company is a defendant in a variety of legal claims that arise in the normal course of business, including compensation disputes with two former executives as to the amounts due them under their change-in-control contracts that were triggered by the 2001 Hexagon transaction. Based upon the information presently available to management, the Company believes that any additional liability for these claims would not have a material effect on the Company's consolidated results of operations or financial condition.

A recently completed Phase II environmental study on the North Kingstown Facility had indicated certain environmental problems on the property. The results of the study show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company submitted the results of the study to the Rhode Island Department of Environmental Management ("RIDEM") on October 2, 2001, and has stated to RIDEM that it will address these exceedances in a timely and appropriate manner consistent with applicable law and regulation. As of March 25, 2002, the Company had not received the position of RIDEM on its submitted study.

The Company believes, based on the preliminary advice of its consultants, that the estimated costs for further investigation and remediation of the identified exceedances, which have been accrued, approximate $500,000. However, as noted above, the study has been furnished by the Company to the Rhode Island Department of Environmental Management and it is possible that the risks and estimated costs of further investigation and remediation may be more significant.

           BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the Company's allowance for doubtful accounts is as follows:

                                                                    /(1)/
                  Balance at     Charged to                        Foreign     Balance at
                Beginning of      Costs and         /(2)/         Currency       End of
                      Period       Expenses        Deductions     Translation     Period
2001                  $4,461           $ 826          $4,461         $   --       $  826
2000 /(3)/             4,759           1,088           1,072          (314)        4,461
1999                   3,657           1,826             394          (330)        4,759

/(1)/ Adjustment resulting from translating allowance for doubtful accounts of foreign subsidiaries at year-end exchange rates.

/(2)/ Write-offs of uncollectible accounts; in 2001 assets and related reserves were sold.

/(3)/ Amounts are attributable to the Metrology Business and are presented in Assets related to discontinued operations.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. QUARTERLY DATA (UNAUDITED)

                                                         Previously
                                                         ----------
                                                          Reported           Restated
                                                          --------           --------
                                                           Mar 31             Mar 31           June 30            Sept 30
                                                       -----------------    -------------    --------------    ---------------
2001
----

Sales                                                          $ 70,109         $      -          $      -            $     -
Gross profit                                                     19,134                -                 -                  -

Loss from continuing operations                                  (7,920)          (5,338)           (3,055)            (2,615)

Income (loss) from discontinued operations, net of
income taxes                                                       (829)          (3,411)           44,125                  -

Extraordinary item-extinguishment of debt                             -                -            (6,566)                 -
                                                       -----------------    -------------    --------------    ---------------
Net income (loss)                                              $ (8,749)        $ (8,749)         $ 34,504            $(2,615)
                                                       =================    =============    ==============    ===============

Net income (loss) from continuing operations per
share basic and diluted                                        $  (2.87)        $  (1.93)         $  (1.06)           $ (0.90)
Discontinued operations                                           (0.30)           (1.24)            15.34                  -
Extraordinary item                                                    -                -             (2.28)                 -
                                                       -----------------    -------------    --------------    ---------------
Net income (loss) per common share-basic and
diluted                                                        $  (3.17)        $  (3.17)         $  12.00            $ (0.90)
                                                       =================    =============    ==============    ===============

                                                           Dec 31
                                                         -------------
2001
----

Sales                                                         $    91
Gross profit                                                     (253)

Loss from continuing operations                                (1,414)

Income (loss) from discontinued operations, net of
income taxes                                                     (556)

Extraordinary item-extinguishment of debt                           -
                                                         -------------
Net income (loss)                                             $(1,970)
                                                         =============

Net income (loss) from continuing operations per
share basic and diluted                                       $ (0.48)
Discontinued operations                                         (0.19)

Extraordinary item                                                  -
                                                         -------------
Net income (loss) per common share-basic and
diluted                                                       $ (0.67)
                                                         =============

On April 27, 2001, the Company sold its Metrology Business to Hexagon AB of Sweden. As a result of this transaction, all activity related to the Metrology Business is required to be presented as discontinued operations for all periods presented. As a result, the previously reported results included in the Company's Form 10-Q for the three months ending March 31, 2001 are restated here to reflect the classification of the Metrology Business as discontinued operations.

            BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

QUARTERLY DATA (UNAUDITED)   (continued)

                                     Previously                                                         Previously
                                     ----------                                                         ----------
                                      Reported        Restated                                           Reported       Restated
                                      --------        --------                                           --------       --------
                                       Mar 31          Mar 31           June 30           Sept 30         Dec 31         Dec 31
                                    --------------   -------------     ------------      -----------   --------------   -----------
2000
----
Sales                                   $  73,124        $      -         $      -         $      -        $70,469         $     -
Gross profit                               24,156               -                -                -         22,133               -
Income (loss) from continuing
operations                                  1,649          (5,905)          (5,805)          (6,556)         5,091          (1,647)

Income (loss) from discontinued
operations, net of income taxes           (28,443)        (20,889)         (16,732)          (5,042)           415           5,267
                                    --------------   -------------     ------------      -----------   ------------     -----------
Net income (loss)                       $ (26,794)       $(26,794)        $(22,537)        $(11,598)       $ 5,506         $ 3,620
                                    ==============   =============     ============      ===========   ============     ===========

Net income (loss) from continuing
operations per share

Basic                                   $    0.61        $  (2.18)        $  (2.10)        $  (2.38)       $  1.85         $ (0.60)
                                    ==============   =============     ============      ===========   ============     ===========
Diluted                                 $    0.61        $  (2.18)        $  (2.10)        $  (2.38)       $  1.80         $ (0.60)
                                    ==============   =============     ============      ===========   ============     ===========
Discontinued operations                    (10.51)          (7.72)           (6.07)           (1.83)          0.15            1.91
Net income (loss)
Basic                                   $   (9.90)       $  (9.90)        $  (8.17)        $  (4.21)       $  2.00         $  1.31
                                    ==============   =============     ============      ===========   ============     ===========

Diluted                                 $   (9.90)       $  (9.90)        $  (8.17)        $  (4.21)       $  1.95         $  1.31
                                    ==============   =============     ============      ===========   ============     ===========

On April 27, 2001, the Company sold its Metrology Business to Hexagon AB of Sweden. As a result of this transaction, all activity related to the Metrology Business is required to be presented as discontinued operations for all periods presented. As a result, the previously reported results included in the Company's Form 10-Q for the three months ended March 31, 2000 and December 31, 2000 are restated here to reflect the classification of the Metrology Business as discontinued operations.

PART 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table summarizes information regarding directors of the Company as of March 1, 2002:

             Name (Age)                  Year First
          (Board Committee               Elected a      Principal Occupation During Last Five Years and
              Membership)                 Director      Directorships in Public Reporting and Other Companies
            ------------                  --------      -----------------------------------------------------

Terms Expiring in 2002

John M. Nelson (70)                         1975       From  September  2001 to  present,  Chairman,  Commonwealth
(Audit, Executive, Corporate                           National Bank;  from May 2000 to May 2001, Chairman of the Board of
Governance)                                            Directors of BNS Co.;  from June 1999 to June  2001,  Lead  Director, and from June 1995 to July 1999, Chairman of the Board, The TJX Companies,
                                                       Inc., an off price specialty apparel retailer. Chairman of the Board,
                                                       Wyman Gordon Company, Worcester, MA, manufacturer of forgings and castings, from May 1994 to October 1997 and Chairman and Chief Executive Officer from
                                                       May 1991 to May 1994; Director, Eaton Vance Corp.; Director, Commerce
                                                       Holdings, Inc., a holding company for property and casualty insurance companies.

Russell A. Boss (63)                        1990       Director and Chairman of the Board of Directors,  A.T. Cross Company,
(Executive, Compensation and                           Lincoln, RI, manufacturer of fine writing instruments.
Nominating)

Roger E. Levien (66)                        1996       From May 1997 to present,  Managing Partner,  Levien  Enterprises,  a
(Compensation and Nominating,                          consulting  business;  July  1992  to  April  1997,  Vice  President,
Corporate Governance)                                  Strategy   and   Innovation,   Xerox   Corporation,   Stamford,   CT,
                                                       manufacturer of document and office technology equipment.

Terms Expiring in 2003

Richard M. Donnelly (58)                    1999       Currently  a  principal  in  the  firm  of  Donnelly  Associates, a
(Executive, Compensation and                           consulting  firm  to  manufacturing   industries  and  a  Partner  in
Nominating)                                            Ripplewood  Holdings,  private equity  investors;  from 1995 to 1998,
                                                       President of General Motors Europe; from 1992 to 1994, Vice President &
                                                       Group Executive for GM Powertrain Group; from 1983 to 1995, various executive management positions with General  Motors Corporation; Director,
                                                       Powerway, Inc.; Director, Oshkosh Truck Corp.; Director, Separation
                                                       Dynamics, Inc.

------------------------------------------------------------------------

Kenneth N. Kermes (66)                      2000       Chairman of the Board of Directors  of BNS Co.  since May 2001;  from
(Executive, Audit)                                     May 2001 to  present, Partner of SeaView  Capital,  a private  equity firm; from April 2000 to May 2001, President and Chief Executive Officer
                                                       of BNS Co.; from 1999 to 2000, Partner of SeaView Capital, a private equity firm; from 1998 to 1999, partner of Bay View Equity Partners, a private equity firm; from 1994 to 1998, Vice President for Business and Finance and Chief Financial and Administrative Officer, University of Rhode Island.

Terms Expiring in 2004

Howard K. Fuguet (64)                       1990       Partner of the law firm of Ropes & Gray, Boston, MA.
(Audit, Corporate Governance)

Henry D. Sharpe, III (47)                   1992       May 2001 to present,  Director,  Gamete  Technology,  Inc. a start-up
(Audit, Corporate Governance)                          cryopreservation business;  Co-founder and Technical Director, Design
                                                       Lab, LCC, Providence, RI, a multi-disciplinary product design firm specializing in research and design of new products, re-design of existing products, and engineering management services; and Partner,
                                                       Konden & Associates LLC, a placement agent for independent product design firms.

J. Robert Held (63)                         1996       Currently a consultant  to the computer  industry;  from 1988 to 1995
(Compensation and Nominating)                          President,  Chief  Executive  Officer,  and  a  Director  of  Chipcom
                                                       Corporation, Southborough, MA, a computer communications company; Director,
                                                       e-studio, a web casting business; and Director, ESI, a software company.

The following table summarizes information regarding Executive Officers of the Company as of March 1, 2002:

Name                       Age      Positions Held During the Last Five Years
----                       ---      -----------------------------------------

Andrew C. Genor            59       President and Chief Executive Officer since May, 2001; President of Xygent Inc., subsidiary of the Company, since January, 2002; from December 1, 1998 to May 2001, Vice President & Chief
                                    Financial Officer; previously Chief Financial Officer, Safety First from May 1998 through
                                    September 1998; previously Vice President, Chief Financial Officer & Treasurer, Wyman-Gordon
                                    Company from November 1994 through March 1998.

Each Executive Officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 - Election of Directors", subheadings "Nominees for Election", and "Section 16(a) Security Ownership of Certain Beneficial Owners And Management" in the definitive 2002 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

           STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

I.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below, as of March 12, 2002 are the persons or groups known to the Company who beneficially own, under the applicable rules and regulations of the Securities and Exchange Commission, more than 5% of any class of the Company's voting securities.



                Name and Address                     Title of Class     Amount and Nature of     Percent    Percent of Combined
               of Beneficial Owner                   of Common Stock    Beneficial Ownership     of Class      Voting Power
               -------------------                   ---------------    --------------------     --------   -------------------
                                                                         Direct    Indirect
                                                                        -------    ---------
Option Opportunities Co. /(1)/                           Class A         152,895         --        5.4          4.4
225 W. Washington Street, 3rd Floor                      Class B              --         --
Chicago, IL  60606

Ingalls & Snyder LLC /(2)/                               Class A         371,700         --       13.0         10.6
61 Broadway                                              Class B              --         --
New York, NY  10006

Dimensional Fund Advisors Inc./(3)/                      Class A         212,454         --        7.4          6.1
1299 Ocean Avenue                                        Class B              --         --
11th Floor
Santa Monica, CA  90401

Morningside Value Investors LLC /(4)/                    Class A         168,260         --        5.9          4.8
153 East 53rd Street                                     Class B              --         --
New York, NY  10022

Paul D. Sonkin, Managing Member of Morningside           Class A         170,260         --        6.0          4.9
Value Investors LLC /(4)/                                Class B              --         --
153 East 53rd Street
New York, NY  10022

Gabelli Asset Management Inc. /(5)/                      Class A         340,060         --       11.9          9.7
One Corporate Center                                     Class B              --         --
Rye, NY 10580-1434

Schroder Investment Management /(6)/                     Class A              --         --
International Ltd.                                       Class B           5,666         --        8.9          1.6
31 Gresham Street
London EC2V 7QA, United Kingdom

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
(continued)
-----------

      STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

/(1)/ Options Opportunities Co., a registered broker, has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares.

/(2)/ Ingalls & Snyder LLC ("I&G"), a registered broker, has sole voting and dispositive power over 3,400 of the shares reported and shares dispositive power over 368,300 of the shares reported. I&G is deemed to have beneficial ownership over the aggregate of 371,700 shares reported.

/(3)/ Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has voting and dispositive control over and is deemed to have beneficial ownership of the reported shares, all of which shares are held in portfolios of various registered investment companies and trusts, all of which Dimensional Fund Advisors Inc. serves as investment manager or advisor. Dimensional disclaims beneficial ownership of all such shares.

/(4)/ Morningside Value Investors LLC ("Morningside"), a Delaware limited liability company, acts as an investment manager to The Hummingbird Value Fund ("Hummingbird"), which holds an aggregate of 168,260 shares of Class A Stock, and over which Morningside has sole voting and dispositive power. Paul D. Sonkin is managing member of Morningside, managing member of Morningside Capital LLC, a Delaware limited liability company, and managing member of Hummingbird. In his capacity as managing member of Morningside, Mr. Sonkin directly exercises voting and dispositive control over the shares reported by Morningside and, as managing member and control person of Morningside, may be deemed the beneficial owner of such shares. Morningside disclaims any beneficial ownership of the shares reported. Additionally Mr. Sonkin is the beneficial owner of 2,000 shares held individually by him and therefore may be deemed to be the beneficial owner of 170,260 shares of Class A Stock. Mr. Sonkin disclaims any beneficial ownership of any shares not individually held by him.

/(5)/ Gabelli Asset Management, Inc. ("GAMI"), is the parent company of the following companies, which in the aggregate own 340,060 shares of Class A Stock: Gabelli Funds, LLC, a registered investment advisor, which holds 80,600 shares; and GAMCO Investors, Inc., a registered investment advisor, which holds 160,600 shares. Gabelli Associates Limited, a British Virgin Islands corporation, which holds 98,860 shares, is managed by Gabelli Securities, Inc., a majority owned subsidiary of GAMI. Each company has sole voting and dispositive control over and is deemed to have beneficial ownership of the reported shares.

/(6)/ Schroder Investment Management International Ltd., an investment advisor, has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares.

/(7)/ Various members of the family of Henry D. Sharpe, Jr. (father of Henry D. Sharpe III, a Director) beneficially own an aggregate of 127,137 shares of common stock of the Company comprised of 95,353 shares of Class A Stock and 31,784 shares of Class B Stock of the Company. These holdings amount in the aggregate to 3.3% and 49.7%, respectively, of each class of stock and represent collectively 11.83% of the combined voting power of the Class A Stock and Class B Stock. These shares are comprised of
       (a) 31,827 shares of Class A Stock and 10,608 shares of Class B Stock beneficially owned by Henry Sharpe, III; (b) 31,743 shares of Class A Stock and 10,580 shares of Class B Stock held by the Douglas Boyd
       Sharpe Trust; (c) 31,755 shares of Class A Stock and 10,584 shares of Class B Stock held by the Sarah Sharpe Trust; (d) 2 shares of Class A Stock and 2 shares of Class B Stock held in the Henry D. Sharpe, Jr. Revocable Trust; (e) 2 shares of Class A Stock and 2 shares of Class B Stock held in the Peggy Sharpe Revocable Trust; and (f) 24 shares of Class A Stock and 8 shares of Class B Stock held by the Sharpe Family Foundation, a charitable foundation, held by Northern Trust Company, for which Mr. Sharpe, Jr. is Trustee and has voting power. The shares held by the various individual family members or, in some cases, within the various family trusts relating to a single family member are owned by the respective individual family members or in trusts as to which each such individual family member has sole voting power and dispositive power.

II.   SECURITY OWNERSHIP OF MANAGEMENT

     The following table and accompanying footnotes set forth certain information about the beneficial ownership of the Company's Class A Stock and Class B Stock as of March 12, 2002 by the Directors, the Executive Officers and all Directors and Executive Officers as a group.


                   Name and Address                Title of Class       Amount and Nature of     Percent    Percent of Combined
                  of Beneficial Owner              of Common Stock      Beneficial Ownership     of Class      Voting Power
                  -------------------              ---------------      --------------------     --------   --------------------
                                                                         Direct    Indirect
                                                                        -------    ---------
Henry D. Sharpe, III /(1)/                            Class A             31,826    --              1.1            *
                                                      Class B             10,608    --             16.6          3.0

John M. Nelson                                        Class A             30,800    --              1.1            *
                                                      Class B                --     --

Howard K. Fuguet                                      Class A              1,000    --                *            *
                                                      Class B                --     --

Russell A. Boss                                       Class A              2,400    --                *            *
                                                      Class B                --     --

J. Robert Held                                        Class A              1,800    --                *            *
                                                      Class B                --     --

Roger E. Levien                                       Class A              1,200    --                *            *
                                                      Class B                --     --

Richard A. Donnelly                                   Class A                --     --                *            *
                                                      Class B                --     --

Kenneth N. Kermes                                     Class A             30,000    --              1.1            *
                                                      Class B                --     --

Andrew C. Genor /(2)/                                 Class A             14,343    --                *            *
                                                      Class B                --     --

All Directors and Executive
   Officers (as a Group 9 persons)                    Class A            113,369    --              4.0          3.2
                                                      Class B             10,608    --             16.6          3.0

*  Less than one percent (1%)

/(1)/   See Footnote /(7)/I. Security Ownership of Certain Beneficial Owners.
/(2)/ Includes 1,343 shares of Class A common stock held by Mr. Genor in the BNS Co. Savings and Retirement Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information with respect to this item is incorporated by reference herein to information contained in the Company's definitive 2002 Proxy Statement.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1) and (2) List of Financial Statements and Financial Statement Schedules

Financial Statements filed in Item 8 of this Annual Report:
-----------------------------------------------------------

     Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareowners' Equity for the Years Ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements - December 31, 2001

Schedules Omitted.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are not inapplicable, or the information is included in the financial statements.

(a) The response to this portion of Item 14 is submitted as a separate section of this report.

(b)      No Form 8-K was filed in the fourth quarter of 2001.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - No financial statement schedules were filed for the year ended December 31, 2001.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BNS Co. (FORMERLY BROWN & SHARPE MANUFACTURING COMPANY)
                       (Registrant)

Date:    April 1, 2002               By:   /s/ Andrew C. Genor
         --------------------              -------------------------------------
                                           Andrew C. Genor
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kenneth N. Kermes                      4/1/02             /s/ Howard K. Fuguet                  4/1/02
-------------------------------------------------             --------------------------------------------
Kenneth N. Kermes                            Date             Howard K. Fuguet                        Date
Chairman of the Board and Director                            Director

/s/ John M. Nelson                         4/1/02             /s/ Russell A. Boss                   4/1/02
-------------------------------------------------             --------------------------------------------
John M. Nelson                              Date              Russell A. Boss                         Date
Director                                                      Director

/s/ J. Robert Held                         4/1/02             /s/ Roger E. Levien                   4/1/02
-------------------------------------------------             --------------------------------------------
J. Robert Held                               Date             Roger E. Levien                         Date
Director                                                      Director

/s/ Henry D. Sharpe, III                   4/1/02             /s/ Richard M. Donnelly               4/1/02
-------------------------------------------------             --------------------------------------------
Henry D. Sharpe, III                         Date             Richard M. Donnelly                     Date
Director                                                      Director

/s/ Andrew C. Genor                        4/1/02
-------------------------------------------------
Andrew C. Genor                              Date
Vice President and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

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

   3.10 Amendment to Certificate of Incorporation dated April 27, 2001 filed as Exhibit 99.2 to Report on Form 8-K filed May 10, 2001 and hereby incorporated by reference.

   3.11 Amendment to Certificate of Incorporation dated April 27, 2001 filed as Exhibit 99.3 to Report on Form 8-K filed May 10, 2001 and hereby incorporated by reference.

 +10.1      Amended 1983 Stock Option Plan, as amended through March 9, 1988.
            Exhibit 10.1 was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 1988, and is hereby incorporated by reference.

 +10.2 Amendment dated December 29, 1990 to the Brown & Sharpe Amended 1983 Stock Option Plan. Exhibit 10.2 was filed as Exhibit 10.3 to the Form 10-K for the year ended December 29, 1990 and such is herein incorporated by reference.

 +10.3 Amended 1989 Equity Incentive Plan as amended through February 21, 1992. Exhibit 10.3 was filed as Exhibit 10.24 to the Form 10-K for the year ended December 28, 1991 and such is hereby incorporated by reference.

 +10.4 Amendment dated November 11, 1992 to 1989 Equity Incentive Plan as amended through November 6, 1992. Exhibit 10.4 was filed as
            Exhibit 10.43 to the Form 10-K for the year ended December 26, 1992, and is hereby incorporated by reference.

 +10.5      Amended Profit Incentive Plan, as amended through February 14, 1994.
            Exhibit 10.5 was filed as Exhibit 10.53 to the Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

 +10.6 Form of Indemnity Agreement with Alfred J. Corso dated May 3, 1995. Exhibit 10.6 was filed as Exhibit 10.62 to the Form 10-Q for the quarter ended September 30, 1995, and is hereby incorporated by reference.

 +10.7      Form of Indemnity Agreement with Harry A. Hammerly dated October 25,
            1996.

 +10.8      Form of Indemnity Agreement with John Robert Held dated October 25,
            1996.

 +10.9 Form of Indemnity Agreement with Roger E. Levien dated October 25, 1996. (Also Form of Indemnity Agreement between Company and other Directors and Executive Officers)

            Exhibits 10.7, 10.8 and 10.9 were filed as Exhibits 10.79, 10.80 and 10.81, respectively, to the Form 10-K for the year ended December 31, 1996, and are hereby incorporated by reference.

  10.10 Rights Agreement dated as of February 13, 1998 ("Rights Agreement") between the Company and BankBoston N.A., as Rights Agent, filed as Exhibit 1 to Report on Form 8-K dated March 5, 1998, which is hereby incorporated by reference.

  10.11 Form of Certificate of Designation with respect to the Series B Participating Preferred Stock, par value $1.00 per share, of the Company (filed as Exhibit A to the Rights Agreement, filed as Exhibit A to Report on Form 8-K dated March 5, 1998), which is hereby incorporated by reference.

  10.12     Amendment to Rights Agreement dated February 13, 1998 filed as
            Exhibit 10.90.2 to Report on Form 10-Q for quarter ending September 30, 2001, and incorporated herein by reference.

 +10.13 Key Employee's Long-Term Deferred Cash Incentive Plan as amended through February 23, 1998.

 +10.14     Supplemental Executive Retirement Plan as amended February 13, 1998.

 +10.15 Senior Executive Supplemental Umbrella Pension Plan dated February 13, 1998.

            Exhibits 10.13 through 10.15 were filed as Exhibits 10.106, 10.107 and 10.108, respectively, to the Form 10-Q for the quarter ended June 30, 1998, and are hereby incorporated by reference.

 +10.16 Brown & Sharpe Manufacturing Company 1999 Equity Incentive Plan dated February 12, 1999. Exhibit 10.16 was filed as Exhibit 10.109 to the Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated by reference.

  10.17 Brown & Sharpe Savings and Retirement Plan for Management Employees dated December 23, 1998 (filed herewith).

  10.18 First Amendment to Brown & Sharpe Savings and Retirement Plan for Management Employees dated as of April 30, 1999 (filed herewith).

  10.19 Second Amendment to Brown & Sharpe Savings and Retirement Plan for Management Employees dated as of December 26, 2001 (filed herewith).

  10.20 Brown & Sharpe Savings and Retirement Plan and BNS Co. Savings and Retirement Plan Instrument of Merger dated as of December 31, 2001 (filed herewith).

  10.21 Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement (1998 restatement) dated December 23, 1998, filed as Exhibit 10.1 to Registration Statement No. 333-666-22 on Form S-8 and hereby incorporated by reference.

  10.22 First Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement (1998 restatement) dated as of April 30, 1999, filed as Exhibit 10.2 to Registration Statement No. 333-666-22 on Form S-8 and hereby incorporated by reference.

  10.23 Instrument of Termination and Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement (as amended) dated as of April 10, 2001, filed as Exhibit 10.3 to Registration Statement No. 333-666-22 on Form S-8 and hereby incorporated by reference.

  10.24 First Amendment to Instrument of Termination and Amendment to First Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement dated as of November 14, 2001 (filed herewith).

  10.25 Notice to Stockholders regarding Shareholder Rights Plan dated May 21, 2001 filed as Exhibit 99.1 to Report on Form 8-K filed May 21, 2001 and incorporated herein by reference.

 +10.26 Change in Control Agreement between Brown & Sharpe Manufacturing Company and Alfred J. Corso dated August 31, 1999, filed as
            Exhibit 10.114 to Report on Form 10-Q for the quarter ended March 31, 2001 and hereby incorporated by reference.

 +10.27 Change in Control Agreement between Brown & Sharpe Manufacturing Company and Andrew C. Genor dated August 31, 1999, filed as
            Exhibit 10.126 to Report on Form 10-Q for the quarter ended March 31, 2001 and hereby incorporated by reference.

 +10.28 Change in Control Agreement between Brown & Sharpe Manufacturing Company and James W. Hayes dated August 31, 1999, filed as Exhibit
            10.117 to Report on Form 10-Q for the quarter ended March 31, 2001 and hereby incorporated by reference.

  21.       Subsidiaries of the Registrant.

  23.       Consent of Independent Auditors - Ernst & Young LLP.

To obtain a copy of the Exhibits in this Annual Report on Form 10-K refer to Page 56.

+ This identifies management contracts or compensatory plans.

Shareholders may obtain the following Exhibits filed with the 2001 Annual Report on Form 10-K upon request. Charges will be made according to the following schedule and payment should be made either by check or money order and should accompany the request. The charge for all 2001 Exhibits is $6.41. Charges for previously filed Exhibits incorporated by reference will be provided upon request. Requests should be directed to: Secretary, BNS Co., 275 West Natick Road, Warwick, RI 02886.

 Exhibit                                                                                   Pages       Postage     Total
 -------                                                                                   -----       -------     -----

10.17          Brown & Sharpe Savings and Retirement Plan for Management                       52         $.34    $2.18
               Employees dated December 23, 1998.

10.18          First Amendment to Brown & Sharpe Savings and Retirement Plan                    1         $.34     $ .58
               for Management Employees dated as of April 30, 1999

10.19          Second Amendment to Brown & Sharpe Savings and Retirement Plan                   2         $.34     $ .83
               for Management Employees dated as of December 26, 2001

10.20          Brown & Sharpe Savings and Retirement Plan and BNS Co. Savings                   2         $.34     $ .83
               and Retirement Plan Instrument of Merger dated as of December
               31, 2001

10.24          First Amendment to Instrument of Termination and Amendment to                    2         $.34     $ .83
               First Amendment to Brown & Sharpe Stock Ownership and Profit
               Participation Plan and Trust Agreement dated as of November 14,
               2001.

    21.        Subsidiaries of the Registrant                                                   1         $.34     $ .58

    23.        Consent of Independent Auditors                                                  1         $.34     $ .58