Form 10-Q
period 2002-03-31
BNS CO
filed 2002-05-14
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[_]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number      1-5881
                            ------

                                     BNS Co.
                                     -------
             (Exact name of registrant as specified in its charter)

            Delaware                                              050113140
            --------                                              ---------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                275 West Natick Road, Warwick, Rhode Island 02886
                -------------------------------------------------
              (Address of principal executive offices and zip code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 2,861,352 of Class A common stock, 63,895 shares of Class B common stock, par value $0.01 per share, outstanding as of March 31, 2002.

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.  FINANCIAL STATEMENTS*
------   --------------------


                                    BNS Co.
                                    -------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                                    For the Three Months Ended March 31
                                                                               2002                     2001
                                                                               ----                     ----
Net sales                                                                  $     11                  $     -
Cost of sales                                                                   308                        -
Research and development expense                                                464                    1,139
Selling, general and administrative                                           1,862                    3,516
                                                               ---------------------------------------------
Operating loss                                                               (2,623)                  (4,655)
Interest expense                                                                113                    2,055
Other income, net                                                             1,223                    1,372
                                                               ---------------------------------------------
Loss from continuing operations before income taxes                          (1,513)                  (5,338)
Income tax expense                                                               53                        -
                                                               ---------------------------------------------
Net loss before discontinued operations                                      (1,566)                  (5,338)
Discontinued operations:
Loss from operations, net of income taxes of $0 and $700                        (46)                  (3,411)
                                                               ---------------------------------------------

Net loss                                                                   $ (1,612)                 $(8,749)
                                                               =============================================

Net loss per share basic and diluted from continuing                       $  (0.54)                 $ (1.93)
operations
Discontinued operations                                                       (0.02)                   (1.24)
                                                               ---------------------------------------------
 Net loss per common share basic and diluted                               $  (0.56)                 $ (3.17)
                                                               =============================================

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                                     BNS Co.
                                     -------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)

                                                                                       March 31, 2002       December 31, 2001
                                   ASSETS                                               (unaudited)
Current assets:
     Cash                                                                                   $   7,300                $ 10,095
     Other receivables, net of $826 allowance at both
          March 31 and December 31                                                                657                   1,272
     Assets held for sale                                                                       2,422                   2,363
     Assets related to discontinued operations                                                    242                     274
     Prepaid expenses and other current assets                                                    370                     385
                                                                                ---------------------       -----------------
          Total current assets                                                                 10,991                  14,389
Property, plant and equipment
     Land                                                                                         415                     415
     Buildings and improvements                                                                   105                     105
     Machinery & equipment                                                                      1,285                   1,244
                                                                                ---------------------       -----------------
                                                                                                1,805                   1,764
     Less accumulated depreciation                                                                484                     420
                                                                                ---------------------       -----------------
                                                                                                1,321                   1,344
     Other assets                                                                               3,189                   3,550
                                                                                ---------------------       -----------------
                                                                                            $  15,501                $ 19,283
                                                                                =====================       =================
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                                  $   5,710                $  7,141
     Current portion of long-term debt                                                          3,085                   3,317
                                                                                ---------------------       -----------------
     Total current liabilities                                                                  8,795                  10,458
Long-term liabilities                                                                           3,171                   3,676
Commitments and contingencies
Shareowners' equity
     Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued
     Common Stock:
     Class A, par value, $.01; authorized 30,000,000 shares; issued
     2,861,352 shares in 2002 and 2,861,240 shares in 2001                                         29                      29

     Class B, par value, $.01; authorized 2,000,000 shares; issued 63,895
     shares in 2002 and 64,007 shares in 2001                                                       1                       1
     Additional paid-in capital                                                                85,950                  85,950
     Retained deficit                                                                         (81,985)                (80,373)
     Accumulated other comprehensive loss                                                          (5)                     (3)
     Treasury stock; 8,518 shares in 2002 and 2001, at cost                                      (455)                   (455)
                                                                                ---------------------       -----------------
     Total shareowners' equity                                                                  3,535                   5,149
                                                                                ---------------------       -----------------
                                                                                            $  15,501                $ 19,283
                                                                                =====================       =================

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------

                                     BNS Co.
                                     -------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (dollars in thousands)

                                                             For the Three Months Ended March 31

                                                                      2002        2001
                                                                      ----        ----
Cash Used in Operations:
Net loss                                                         $  (1,612)   $(8,749)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
            Depreciation and amortization                              381         69
            Changes in operating assets and liabilities               (667)     2,085
            Minority interest                                         (320)         -
            Changes in assets and liabilities related to
            discontinued operations                                   (302)     4,074
                                                                 ---------    -------
Net Cash Used in Operations                                         (2,520)    (2,521)
                                                                 ---------    -------
Investment Activities:
Capital expenditures                                                   (41)       (41)
                                                                 ---------    -------
Net Cash Used in Investment Transactions                               (41)       (41)
                                                                 ---------    -------

Financing Transactions:
Payment of notes payable                                              (232)      (232)
                                                                 ---------    -------
Net Cash Used in Financing Transactions                               (232)      (232)
                                                                 ---------    -------


Effect of Exchange Rate Changes on Cash                                 (2)         -
                                                                 ---------    -------

Cash and Cash Equivalents:
Decrease during the period                                          (2,795)    (2,794)
Beginning balance                                                   10,095      8,882
                                                                 ---------    -------
Ending balance                                                   $   7,300    $ 6,088
                                                                 =========    =======

Supplementary Cash Flow Information:
       Interest Paid                                             $     103    $   846
                                                                 =========    =======
       Taxes Paid                                                $       -    $   230
                                                                 =========    =======

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
------   --------------------


                                     BNS Co.
                                     ------
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  ---------------------------------------------
                                 (in thousands)

                    For the Three Months Ended March 31, 2002

                                                                                Accumulated
                                                        Additional                 other                    Total
                                                Common   paid in    Retained   comprehensive  Treasury   Shareowners'
                                       Shares    Stock   capital     deficit        loss       stock        Equity
                                     --------------------------------------------------------------------------------
Balance at January 1, 2002              2,925     $30    $85,950    $(80,373)       $(3)       $(455)        $5,149

Net loss                                                              (1,612)                                (1,612)
Foreign currency translation
adjustment                                                                           (2)                         (2)
                                                                                                       --------------
Comprehensive loss                                                                                           (1,614)
                                     --------------------------------------------------------------------------------

                                        2,925     $30    $85,950    $(81,985)       $(5)       $(455)        $3,535
                                     ================================================================================

   * The accompanying notes are an integral part of the financial statements.

                                     BNS Co.
                                     -------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (dollars in thousands except per share data)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     In April 2001, the stockholders of Brown & Sharpe Manufacturing Company approved a number of transactions including: the sale of the Company's Metrology Business to Hexagon AB of Sweden ("Hexagon"), the sale of the Company's North Kingstown Facility to Precision Park Partners LLC, ("Precision Partners"), the change of the Company's name to BNS Co., and various stock-related transactions including a reverse stock split. Throughout this document, the "Company" refers to either Brown & Sharpe Manufacturing Company or BNS Co., as applicable. Due to a failure to reach mutual agreement on a number of issues, the Company did not complete the sale of its North Kingstown Facility to Precision Park Partners LLC.

     In connection with the sale of the Metrology Business, Hexagon agreed to make an initial investment of $2.5 million in BNS Co.'s software development subsidiary, Xygent Inc. ("Xygent"), in exchange for a 16.7% ownership interest. Additionally, Hexagon has committed, subject to certain conditions, to invest an additional $4.5 million in Xygent over the next three years. $1.5 million of this $4.5 million was received, as scheduled, in April 2002.

     Since the sale of the Company's Metrology Business, the Company presently plans to continue to operate its software development business through Xygent, which could ultimately lead to a sale or spin-off of that business. The Company continues to plan to sell its North Kingstown property and its real estate adjacent to the Heathrow Airport in the United Kingdom at later dates. The Company plans to make additional cash distributions to its shareholders when the property sales have been completed. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, legal requirements applicable to dividends and other subsequent developments including contingent and other retained liabilities.

2. Discontinued Operations - As mentioned above, the Company disposed of its Metrology Business, effective April 27, 2001. The financial statements for prior periods have been restated.

3. For the quarter ended March 31, 2002, the Company has recorded an income tax provision of $53. This represents an income tax provision associated with the gravel royalty income earned in the United Kingdom. No other income tax provision has been recorded in this period.

                                     BNS Co.
                                     -------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------------------
                  (dollars in thousands except per share data)


4. The following table sets forth the computation of basic and diluted loss per share:

                                                                                      For the
                                                                                      -------
                                                                                Three Months Ended
                                                                                ------------------
                                                                                      March 31
                                                                                      --------
                                                                               2002              2001
                                                                               ----              ----
     Numerator:
     Loss from Continuing Operations                                          $ (1,566)         $ (5,338)
        Loss from Discontinued Operations                                          (46)           (3,411)
                                                                    ------------------------------------
     Net Loss                                                                 $ (1,612)         $ (8,749)
                                                                    ====================================
     Denominator for Basic Earnings Per Share:
        Weighted-Average Shares                                                  2,917             2,758
     Effect of Dilutive Securities:
        Employee Stock Options                                                   - - -             - - -
                                                                    ------------------------------------
     Denominator for Diluted Earnings Per Share:                                 2,917             2,758
                                                                    ====================================

        Weighted-Average Shares and Assumed Conversions
     Basic and Diluted Loss Per Share from Continuing Operations              $  (0.54)         $  (1.93)
     Discontinued Operations                                                     (0.02)            (1.24)
                                                                    ------------------------------------
     Basic and Diluted Loss Per Share                                         $  (0.56)         $  (3.17)
                                                                    ====================================

     Diluted loss per share is the same as basic loss per share in 2002 and 2001 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations, and all options excercisable prior to the sale of the Metrology Business were exercised and are included in the basic calculation.

5. Comprehensive loss for the quarter ended March 31, 2002 and 2001 amounted to $1,614 and $14,294, respectively. Accumulated other comprehensive loss at March 31, 2002 and December 31, 2001 is comprised of foreign currency translation adjustments of $5 and $3, respectively.

6. Contingencies - At May 31, 2002, the Company was a defendant in several legal claims that arose in the normal course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

7. Segment Information - Subsequent to the sale of the Metrology Business mentioned above, the Company conducts its business through its subsidiary Xygent, its only segment.

8. Executive Compensation - During the quarter, the Company recorded an additional charge in SG&A in connection with a compensation arrangement, not yet finalized, with its CEO, who has a change in control agreement (where a change in control occurred upon the April, 2001 sale of assets to Hexagon). This increased the earlier charge recorded in connection with such arrangement to $1.3 million.

9. Reclassification - Certain 2001 balances have been reclassified to conform with 2002 presentations.

                                     BNS Co.
                                     -------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------
Overview

          After completing the sale of its Metrology Business to Hexagon in April 2001, the Company's only actively conducted business is its Xygent measuring software business. The Company presently plans to continue to operate its software development business through its controlled subsidiary, Xygent, which could ultimately lead to a sale or spin-off of that business. The Company holds its North Kingstown Facility, where it acts as landlord, for sale and its UK gravel pit operations for sale, each at the appropriate time.

          The accompanying financial statements present the Metrology Business and the former Electronics Division as discontinued operations. The financial statements for the prior period have been restated. The discussions below relate only to our continuing operations, unless otherwise noted.

Forward-Looking Statements

          This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this report contain forward-looking statements concerning the Company's cash burn, retained liabilities, capital requirements, operations, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in "Risk Factors", and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q.

Results of Operations

(Three Months ended March 31, 2002 compared to March 31, 2001)

          The Company had net revenues of $11 in the quarter ended March 31, 2002. During the quarter ended March 31, 2001, the Xygent measuring software was still being developed and had not yet been released. The operating loss for the three months ended March 31, 2002 of $2.6 million was $2.0 million less than the three months ended March 31, 2001. The principal differences year over year in selling, general and administrative expenses relate to the significant reduction in corporate staff and associated costs in conjunction with the sale of the Metrology Business to Hexagon. The reduction in software R&D expense is due to the shift in programming resources to marketing and sales support of XactMeasure software products. The Company began amortizing capitalized software costs upon initial sales in the fourth quarter of 2001. This amortization is recorded in cost of sales for the quarter ended March 31, 2002.

          Interest expense for the quarter ended March 31, 2002 of $113 is significantly lower than the quarter ended March 31, 2001 and principally reflects the reduced interest expense resulting from the repayment of the Company's U.S. bank debt and long-term senior notes following the sale of the Metrology Business. Other income, net for quarter ended March 31, 2002, was $1.2 million or $.2 million lower than the amount through March 31, 2001, primarily due to reduced interest rates in the current year along with the receipt in 2001 of additional interest related to an outstanding tax refund.

          Discontinued operations for the quarter ended March 31, 2002 reflects additional closing expenses incurred in the sale of the Electronics Division. Discontinued operations for the quarter ended March 31, 2001 reflect the loss from operations of the Metrology Business of $2.6 million and the Electronics Division of $.8 million.

          During the quarter ended March 31, 2002, the Company completed the transfer to Hexagon of the Company's interest in the Metrology Business Joint Venture in China.

Liquidity and Capital Resources

          The Company had cash of approximately $7.3 million at March 31, 2002. The Company is debt free, except for a $3.1 million mortgage on the North Kingstown Facility.

          There is no assurance that the future months' expenses and cash burn rate of the Company will not be greater than anticipated and that a liquidity problem may not arise (see Risk Factors: Liquidity Risk). On the other hand, the Company has not sold the North Kingstown Facility or the Heathrow, U.K. property and has, therefore, not declared any dividend in any amount with respect to the anticipated proceeds from such sales.

          Given its limited resources and its general intentions with respect to payment of distributions to its shareholders out of a portion of the net proceeds of sales of assets, subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends and other subsequent developments, including contingent and other retained liabilities, the Company has very limited sources of funds available for investment in Xygent beyond the (i) $5.0 million of Metrology Business sales proceeds the Company retained and committed for use in funding Xygent and (ii) the committed Hexagon investments under the Acquisition Agreement. Hexagon invested $2.5 million on April 27, 2001 and an additional $1.5 million on April 29, 2002. After giving effect to the April 2002 investment by Hexagon, and the issuance of shares of Xygent to the Company in April 2002 in exchange for $1.5 million of intercompany debt owed to the Company, Hexagon owns approximately 23% of Xygent. Hexagon has committed to invest an additional $1.5 million annually in April of 2003 and 2004.

          There can be no assurance that Xygent can achieve sales, customer acceptance and break-even profitability in its software operations prior to exhausting the available operating capital or that, if needed and determined appropriate by the Company and Hexagon, additional funding could be raised.

          In addition, the Company's efforts to continue as a going concern will be negatively affected by any sale of its North Kingstown Facility (and any related distribution of all or a portion of the net sales proceeds, after providing for retained liabilities and satisfaction of legal requirements, to stockholders), as to which there can be no assurance that such sale can be completed. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets for the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flow and Working Capital

     Net cash used in operations for the three months ended March 31, 2002 and March 31, 2001 was $2.5 million. Net cash used in investing activities for the three months ended March 31, 2002 and March 31, 2001 was $41. The Company continues to classify the North Kingstown Facility and the related mortgage as current as the Facility continues to be held for sale. Excluding this asset along with the related mortgage and the Electronics Division assets also held for sale, the Company had working capital of $2.6 million at March 31, 2002, as compared with $4.6 million at December 31, 2001.

                                  RISK FACTORS

          BNS Co., (the "Company") sold its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001. Certain post-closing transactions have also been completed, as previously disclosed. After the sale, the Company has continued the business of developing measuring software through its controlled subsidiary, Xygent (77% controlled as of April 29, 2002). Xygent is the only active operation of the Company, which holds its North Kingstown Facility (in which it is solely a landlord) and its U.K. real property for sale at the appropriate times in the future.

Xygent measuring software products are still in the introductory stage.

          At this point Xygent has released for sale its measuring software products for use with Coordinate Measuring Machines ("CMM") and for use with Computer Numerically Controlled ("CNC") machine tool, and it is still developing its software product for use with non-contact ("Vision") measuring machines. If Xygent fails to complete its Vision measuring software or fails to continue to develop its software products or its products fail to obtain market acceptance at price levels that are satisfactory to Xygent, Xygent will not generate sufficient revenue to be successful. There can be no assurance that Xygent will be able to develop other software products that are accepted by consumers on a basis which is profitable to Xygent. Market acceptance of Xygent's current products and any new software products is dependent in part on Xygent's ability to demonstrate the cost effectiveness, ease of use and technological advantages of its products over competing products.

Xygent has had only minimal sales.

          Since Xygent has only recently completed development of two of its planned products for sale to customers and has recognized only minimal sales, its operating results to date (losses) do not form any basis for conclusion that Xygent will become profitable. Xygent's expense burn rate is approximately $.5 million per month. There can be no assurances that Xygent will achieve a break-even month in 2002.

The current economic climate is not favorable for Xygent.

          The current economic climate for capital investment/spending for many types of products, including software of the general Xygent type, is not promising. While Xygent has received favorable technical comments on its software, this has not been translated into significant product sales.

The Company may not have adequate resources for funding the operations of Xygent; Liquidity Risk

          There is no assurance that the future months' expenses and the future cash burn rate of the Company on a consolidated basis (including Xygent) will not be greater than presently anticipated and that a liquidity problem may not arise (see "Liquidity and Capital Resources" in the Management's Discussion and Analysis). On the other hand, the Company has not sold the North Kingstown Facility (which generates cash on a net basis) and has, therefore, not declared any dividend or distribution in any amount with respect to all or a portion of the anticipated net proceeds of such sale after provisions for the Company's retained liabilities. Xygent will have substantially more limited financial and other resources than all, or most, of its software competitors and potential software competitors, and we may be unable to compete significantly against them. Hexagon invested $2.5 million in Xygent on April 27, 2001 and an additional $1.5 million on April 29, 2002 and is committed, subject to certain conditions, to invest an additional $3.0 million over the next two years consisting of $1.5 million on each of April 27, 2003 and 2004. Given its limited resources and its general intentions with respect to payment of distributions to its shareholders out of a portion of the net proceeds of sales of assets, after satisfying legal requirements applicable to dividends and after provisions for contingent and other retained liabilities, including present and future contingent liabilities related to tort-type claims arising out of sales of machine tools by the Company prior to its discontinuance of that business in the early 1990's, the Company has limited sources of funds available for investment in Xygent, and there can be no assurance that Xygent, or the Company, will be able to raise additional funds for Xygent operations.

Auditors Opinion

          The Company received a report from its independent auditors for the year ended December 31, 2001, containing an explanatory paragraph stating the Company's operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company may continue to receive a similar opinion from the auditors in the future.

          Management's plan to continue as a going concern relies on its ability to achieve sales, customer acceptance and profitability in its Xygent software operations prior to running out of available cash (including the remaining investment of $3.0 million that has been committed by Hexagon), plus net cash flow from its landlord operations of the North Kingstown Facility (after environmental remediation expenses), and from its Heathrow, U.K. property plus any additional cash which may be raised to further finance the operations of Xygent (and there can be no assurance that any such additional cash can be raised). In addition, the Company's efforts to continue as a going concern will be negatively affected by any sale in the future of its North Kingstown Facility (and any related distribution out of all or a portion of the net sales proceeds to stockholders), as to which there can be no assurance that such sale can be completed (see below "Risk of Not Having the Proposed Sale of the North Kingstown Facility Under a Purchase and Sale Agreement").

Our industry is very competitive, and we may not be successful if we fail to compete effectively.

          In addition to the significant competition for software products, with many offerings in the marketplace, the software products to be developed by Xygent are expected at the outset to compete with software used by the Metrology Business sold to Hexagon, which has been augmented by Hexagon's purchase of the remaining interests in Wilcox Associates. Increased competition may result in lower prices for our products and reduced opportunities for growth and profitability.

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

          The Company has historically operated as a manufacturing company; and since the sale to Hexagon, it is a software company. While Xygent has significant software business experience, there is no assurance the Company and Xygent will be able to successfully manage a "software company" and the possible loss of the services of any member of the existing management team may be materially adverse to the business of Xygent. Company management may not have the skills to develop, introduce and market Xygent's software products, to manage future growth or obtain funds to fund growth and/or operations and their inexperience in these areas may detract from Xygent's business.

Xygent has limited experience in developing software products for applications other than CMM markets.

          The Xygent business plan contemplates the development of additional software products for markets other than CMM applications, including primarily Vision (non-contact) and CNC applications. There can be no assurance such additional software products will be of interest to customers in fields beyond those in which the Company's former Metrology Business has been engaged in. Failure to develop and successfully market existing and new products may prevent Xygent from achieving profitability.

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

          The Xygent business plan calls for Xygent to establish marketing, development and distribution relationships through strategic alliances, and plans to enter into various agreements with other companies to achieve these goals. There can be no assurance that Xygent will be able to establish any such agreements and, accordingly, there can be no assurance that Xygent will be able to achieve its planned objectives for the year 2002 or establish a software business that will grow and be profitable. In addition, as noted above, Xygent is required for a five-year period beginning April 27, 2001, to pay royalties to Hexagon for any unit of software for CMM market applications sold to persons other than Hexagon and is required to sell its XactMeasure software products to Hexagon for CMM applications at a price per unit substantially below the price charged by Xygent to other customers, with Hexagon making no purchase commitment.

Xygent software may be subject to intellectual property infringement claims, which could limit Xygent's sales.

          If we become subject to intellectual property infringement claims, or if we are unable to protect important intellectual property, we could incur significant expenses and be prevented from offering specific products, and we may lose prospective sales to competitors.

          The success of Xygent may depend, in part, on its ability to obtain and maintain patent protection for its computer software products, to protect and preserve its proprietary information and trade secrets and to operate and sell its products without infringing on the proprietary rights of others. It has been Xygent's policy to seek, where appropriate, to protect its proprietary positions by, among other methods, maintaining its product information as a trade secret and filing United States and corresponding foreign patent applications covering its technology, inventions and improvements that are important to the development of its business. As of March 31,2002, Xygent had filed three patent applications, two in the United States and one foreign application, covering methods and apparatus (i) for simulating the measurement of a part without using a physical measurement system and (ii) for interacting with measuring devices by allowing users to extend the capabilities of software for controlling measuring devices. These patent applications are pending and there can be no assurance that any pending patents will be issued, or that any pending applications will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of whom have substantially more resources than Xygent, will not seek to apply for and obtain patents that will prevent, limit or interfere with Xygent's ability to make, use or sell its products in the United States or internationally.

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

          The Agreement dated as of March 2, 2001, as extended by amendments as of May 31, 2001 and as of September 28, 2001, for the proposed sale of the Company's North Kingstown Facility to Precision Park Partners LLC lapsed in late 2001, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement. The Company is in the process of renting out its former office headquarters space in the North Kingstown Facility. The Company is also continuing to work with the Rhode Island Department of Environmental Management to whom this Company had submitted the results of the recently completed Phase II environmental study on the Facility on October 2, 2001. The Company believes, based on discussions with its real estate consultant, that completion of leasing the former headquarters space at the North Kingstown Facility to a new tenant and completion of the environmental remediation work that appears to be necessary at the Facility should result in increasing the fair market value of the Facility for a future sale of the property, although there can be no assurance that either of these two matters will be completed successfully by the Company or that the Company's expectation as to future increased market value of the Facility will prove to be the case. (See "Environmental Risks" below.)

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

          A recently completed Phase II environmental study on the North Kingstown Facility had indicated certain environmental problems on the property. The results of the study show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company submitted the results of the study to the Rhode Island Department of Environmental Management ("RIDEM") on October 2, 2001, and has stated to RIDEM that it will address these exceedances in a timely and appropriate manner consistent with applicable law and regulation. As of May 1, 2002, the Company had not received the position of RIDEM on its submitted study.

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

                                    PART II



Item 3.  NONE
------

Item 4.  NONE
------

Item 5.  NONE
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     (a) Exhibits

     10.24 First Amendment to Instrument of Termination and Amendment to First Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement dated as of November 14, 2001 (correction filed herewith). Previously filed as Exhibit
               10.24 to the Form 10-K for the year ended December 31, 2001.

     10.29 Additional Amendment to Instrument of Termination and Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement dated as of February 12, 2002 (filed herewith).

     (b) Report on Form 8-K

         On February 11, 2002, the Company filed a Report on Form 8-K that the Company's Class A Common Stock is being traded on the OTC Bulletin Board and on the Boston Stock Exchange. Trading of the Company's Class A Common Stock on the New York Stock Exchange ceased on February 8, 2002.

                                      BNS Co.

                                      By: /s/ Andrew C. Genor
                                         ---------------------------------------
                                          Andrew C. Genor
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

May 14, 2002