Form 10-Q
period 2002-06-30
BNS CO
filed 2002-08-19
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

     Commission file number 1-5881
                            ------

                                     BNS Co.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         050113140
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                275 West Natick Road, Warwick, Rhode Island 02886
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 2,937,350 of Class A common stock, 63,612 shares of Class B common stock, par value $0.01 per share, outstanding as of June 30, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS*
-----------------------------


                                    BNS Co.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                          For the Quarter      For the Six Months
                                                           Ended June 30         Ended June 30
                                                          ---------------       ---------------
                                                          2002       2001       2002       2001
                                                          ----       ----       ----       ----
Net sales ............................................  $     15   $   --     $     26   $   --
Cost of sales ........................................       307       --          615       --
Research and development expense .....................       468      1,104        932      2,243
Selling, general and administrative ..................     2,528      2,555      4,390      5,146
Write-down of subsidiary net assets ..................       909       --          909       --
                                                        --------   --------   --------   --------
Operating loss .......................................    (4,197)    (3,659)    (6,820)    (7,389)
Interest expense .....................................       105        627        218      2,682
Other income, net ....................................     1,454      1,231      2,677      1,678
                                                        --------   --------   --------   --------
Loss from continuing operations before income taxes ..    (2,848)    (3,055)    (4,361)    (8,393)
Income tax expense ...................................        61       --          114       --
                                                        --------   --------   --------   --------
Loss before discontinued operations ..................    (2,909)    (3,055)    (4,475)    (8,393)
Discontinued operations:
Loss from operations, net of income taxes of $0, $540,
  $0 and $1,240 ......................................      --       (3,367)       (46)    (6,778)
Gain on sale of business .............................      --       47,492       --       47,492
                                                        --------   --------   --------   --------
  Income (loss) before extraordinary item ............    (2,909)    41,070     (4,521)    32,321
  Extraordinary item - extinguishment of debt ........      --        6,566       --        6,566
                                                        --------   --------   --------   --------
  Net income (loss) ..................................  $ (2,909)  $ 34,504   $ (4,521)  $ 25,755
                                                        ========   ========   ========   ========

  Income (loss) per share basic and diluted:
  Continuing operations ..............................  $  (1.00)  $  (1.06)  $  (1.53)  $  (2.98)
  Discontinued operations ............................      --        15.34      (0.02)     14.45
  Extraordinary item .................................      --        (2.28)      --        (2.33)
                                                        --------   --------   --------   --------
Net income (loss) per common share basic and
  diluted ............................................  $  (1.00)  $  12.00   $  (1.55)  $   9.14
                                                        ========   ========   ========   ========

*    The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
-----------------------------

                                    BNS Co.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                          June 30,     December 31,
                                                                            2002           2001
                                                                            ----           ----
                                                                       (unaudited)
                               ASSETS
Current assets:
     Cash ............................................................   $  6,720        $ 10,095
     Other receivables, net of $724 and $826 allowance at
          June 30 and December 31, respectively ......................        412           1,272
     Assets held for sale ............................................      2,370           2,363
     Assets related to discontinued operations .......................        242             274
     Prepaid expenses and other current assets .......................        388             385
                                                                         --------        --------
          Total current assets .......................................     10,132          14,389

Property, plant and equipment
     Land ............................................................        426             415
     Buildings and improvements ......................................        105             105
     Machinery & equipment ...........................................      1,351           1,244
                                                                         --------        --------
                                                                            1,882           1,764

     Less accumulated depreciation ...................................        566             420
                                                                         --------        --------
                                                                            1,316           1,344

     Other assets ....................................................      1,963           3,550
                                                                         --------        --------
                                                                         $ 13,411        $ 19,283
                                                                         ========        ========
               LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses ...........................   $  5,782        $  7,141
     Current portion of long-term debt ...............................      2,848           3,317
                                                                         --------        --------
     Total current liabilities .......................................      8,630          10,458
     Long-term liabilities ...........................................      3,188           3,676
Commitments and contingencies
Shareowners' equity
     Preferred stock; $1.00 par value; authorized 1,000,000 shares;
       none issued ...................................................         --              --
     Common Stock:
     Class A, par value, $.01; authorized 30,000,000 shares;
       issued 2,937,350 shares in 2002 and 2,861,240 shares in 2001 ..         29              29
     Class B, par value, $.01; authorized 2,000,000 shares;
       issued 63,612 shares in 2002 and 64,007 shares in 2001 ........          1               1
     Additional paid-in capital ......................................     86,981          85,950

     Retained deficit ................................................    (84,894)        (80,373)
     Unamortized value of restricted stock awards ....................       (168)             --
     Accumulated other comprehensive income (loss) ...................         99              (3)
     Treasury stock; 8,518 shares in 2002 and 2001, at cost ..........       (455)           (455)
                                                                         --------        --------
     Total shareowners' equity .......................................      1,593           5,149
                                                                         --------        --------
                                                                         $ 13,411        $ 19,283
                                                                         ========        ========

*    The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
-----------------------------

                                     BNS Co.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                   For the Six Months Ended June 30,
                                                                   ---------------------------------
                                                                       2002                2001
                                                                       ----                ----
Cash Used in Operations:
Net income (loss) .............................................   $  (4,521)          $  25,755
Extraordinary item - extinguishment of debt ...................          --               6,566
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
       Depreciation and amortization ..........................         832                 847
       Changes in operating assets and liabilities ............        (596)              3,263
       Minority interest ......................................        (764)               (157)
       Write-down in the value of net assets of a
         subsidiary ...........................................         909                  --
       Changes in assets and liabilities related to
         discontinued operations ..............................        (250)              1,187
       Gain on sale of business ...............................          --             (47,492)
                                                                  ---------           ---------
Net Cash Used in Operations ...................................      (4,390)            (10,031)
                                                                  ---------           ---------
Investment Activities:
Capital expenditures ..........................................        (107)               (388)
Proceeds from sales of business, net of expenses ..............          --             141,520
                                                                  ---------           ---------
Net Cash Provided by (Used in) Investment Activities ..........        (107)            141,132

Financing Transactions:
Payment of notes payable ......................................        (469)            (27,400)
Proceeds from issuance of stock of subsidiary .................       1,500                  --
Payment of long-term senior notes .............................          --             (58,278)
Distribution to stockholders ..................................          --             (44,480)
Equity distribution ...........................................          --               3,156
                                                                  ---------           ---------
Net Cash Provided by (Used in) Financing Transactions .........       1,031            (127,002)
                                                                  ---------           ---------
Effect of Exchange Rate Changes on Cash .......................          91                  --
                                                                  ---------           ---------
Cash and Cash Equivalents:
Increase (decrease) during the period .........................      (3,375)              4,099
Beginning balance .............................................      10,095               8,882
                                                                  ---------           ---------
Ending balance ................................................   $   6,720           $  12,981
                                                                  =========           =========

Supplementary Cash Flow Information:
       Interest Paid ..........................................   $     199           $   3,171
                                                                  =========           =========
       Taxes Paid .............................................   $      --           $     230
                                                                  =========           =========

*    The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*
-----------------------------


                                     BNS Co.
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                                 (in thousands)

                     For the Six Months Ended June 30, 2002


                                                                             Unamortized    Accumulated
                                                     Additional                value of         other                    Total
                                           Common     paid in    Retained    restricted    comprehensive   Treasury   Shareowners'
                                  Shares    Stock     capital    deficit    stock awards   income (loss)     stock      Equity
                                  -----     -----     -------    -------    ------------   -------------     -----      ------
  Balance at January 1, 2002 ....  2,925      $30     $85,950   $(80,373)          $  --          $  (3)     $(455)     $ 5,149

  Net loss ......................     --       --          --     (1,612)             --             --         --       (1,612)
  Foreign currency
    translation adjustment ......     --       --          --         --              --             (2)        --           (2)
                                   -----      ---     -------   --------           -----          -----      -----      -------

  Balance at March 31, 2002 .....  2,925       30      85,950    (81,985)             --             (5)      (455)       3,535
  Net loss ......................     --       --          --     (2,909)             --             --         --       (2,909)
  Foreign currency
    adjustment ..................     --       --          --         --              --            104         --          104
  Restricted stock awards .......     75       --         219         --            (219)            --         --           --
  Amortization of
    restricted stock awards .....     --       --          --         --              51             --         --           51
  Acquisition of subsidiary
    minority interest ...........     --       --         812         --              --             --         --          812
                                   -----      ---     -------   --------           -----          -----      -----      -------
  Balance at June 30, 2002 ......  3,000      $30     $86,981   $(84,894)          $(168)         $  99      $(455)     $ 1,593
                                   =====      ===     =======   ========           =====          =====      =====      =======

*    The accompanying notes are an integral part of the financial statements.

                                     BNS Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     In April 2001, the stockholders of Brown & Sharpe Manufacturing Company approved a number of transactions including: the sale of the Company's Metrology Business to Hexagon AB of Sweden ("Hexagon"), the sale of the Company's North Kingstown Facility to Precision Park Partners LLC, ("Precision Partners"), the change of the Company's name to BNS Co., and various stock-related transactions including a reverse stock split. Throughout this document, the "Company" refers to either Brown & Sharpe Manufacturing Company or BNS Co., as applicable. Due to a failure to reach mutual agreement on a number of issues, the Company did not complete the sale of its North Kingstown Facility to Precision Partners.

     In connection with the sale of the Metrology Business, Hexagon agreed to make an initial investment of $2,500 in BNS Co.'s software development subsidiary, Xygent Inc. ("Xygent"), in exchange for a 16.7% ownership interest. Additionally, Hexagon had committed, subject to certain conditions, to invest an additional $4,500 in Xygent over the next three years in return for additional equity ownership. $1,500 of this $4,500 was received, as scheduled, in April 2002.

     Since the sale of the Company's Metrology Business, the Company conducts its software development business through Xygent, which could ultimately lead to a sale or spin-off of that business. The Company continues to plan to sell its North Kingstown property and its real estate (a gravel pit) adjacent to the Heathrow Airport in the United Kingdom at later dates. The Company plans to make additional cash distributions to its shareholders when those two property sales have been completed. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, legal requirements applicable to dividends and other subsequent developments including contingent and other retained liabilities.

     Subsequent to June 30, 2002, the Company entered into an agreement to sell its investment in Xygent Inc. for $3,000 to Hexagon AB, subject to certain closing adjustments.

2. Discontinued Operations - As mentioned above, the Company disposed of its Metrology Business, effective April 27, 2001. The financial statements for prior periods have been restated.

3. For the six months ended June 30, 2002, the Company has recorded an income tax provision of $114. This represents an income tax provision associated with the gravel royalty income earned in the United Kingdom. No other income tax provision has been recorded in this period.

                                     BNS Co
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (dollars in thousands except per share data)

4. The following table sets forth the computation of basic and diluted loss per share:

                                                                  For the                   For the
                                                               Quarter Ended            Six Months Ended
                                                                  June 30                    June 30
                                                            ------------------         ------------------
                                                            2002          2001         2002          2001
                                                            ----          ----         ----          ----
     Numerator:
     Loss from continuing operations ...............     $(2,909)     $ (3,055)     $(4,475)     $ (8,393)
     Income (loss) from discontinued operations ....          --        44,125          (46)       40,714
     Extraordinary item ............................          --        (6,566)          --        (6,566)
                                                         -------      --------      -------      --------
     Net income (loss) .............................     $(2,909)     $ 34,504      $(4,521)     $ 25,755
                                                         =======      ========      =======      ========
     Denominator for basic earnings per Share:
        Weighted-average shares ....................       2,919         2,875        2,918         2,817
     Effect of dilutive securities:
        Employee stock options and restricted
          stock ....................................          --            --           --            --
                                                         -------      --------      -------      --------
     Denominator for diluted earnings per share ....       2,919         2,875        2,918         2,817

     Basic and diluted income (loss) per share from:
     Continuing operations .........................     $ (1.00)     $  (1.06)     $ (1.53)     $  (2.98)
     Discontinued operations .......................          --         15.34        (0.02)        14.45
     Extraordinary item ............................          --         (2.28)          --         (2.33)
                                                         -------      --------      -------      --------
     Basic and diluted income (loss) per share .....     $ (1.00)     $  12.00      $ (1.55)     $   9.14
                                                         =======      ========      =======      ========

     Diluted loss per share is the same as basic loss per share in 2002 and 2001 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations, and all options exercisable prior to the sale of the Metrology Business were exercised and are included in the basic calculation. Unvested restricted shares have an antidilutive effect and are not included in the calculation.

5. Comprehensive income (loss) for the quarter ended June 30, 2002 and 2001 amounted to $(2,805) and $54,264, respectively. Comprehensive income (loss) for the six months ended June 30, 2002 and 2001 amounted to $(4,419) and $39,970, respectively. Accumulated other comprehensive income (loss) at June 30, 2002 and December 31, 2001 is comprised of foreign currency translation adjustments of $99 and $(3), respectively.

6. Litigation - In July 2002, the Company and two former executives of the Company reached a final agreement and settled the compensation disputes between themselves. The terms of settlement include payment of a negotiated amount plus reasonable and properly documented legal and accounting fees and disbursements incurred by the former executives. At June 30, the Company had adequately provided for this contingency.

7. At June 30, 2002, the Company was a defendant in several legal claims that arose in the normal course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

                                     BNS Co
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (dollars in thousands except per share data)


8. Segment Information - Subsequent to the sale of the Metrology Business mentioned above, the Company conducts its business through its subsidiary Xygent, its only segment.

9. Executive Compensation - During the second quarter, the Company recorded an additional charge of $64 in SG&A in connection with a compensation arrangement, not yet finalized, with its CEO, who has a change in control agreement (where a change in control occurred upon the April, 2001 sale of assets to Hexagon). This increased the earlier charge recorded in connection with such arrangement to $1,400.

10. In April 2002, the Company granted restricted stock awards covering 75,715 shares of common stock to directors of the Company as a means of retaining and paying directors fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholders to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted shall vest on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the six months ended June 30, 2002, related to these shares of restricted stock was $51.

11. In April 2002, Xygent Inc. adopted the 2002 Equity Incentive Plan ("Plan") which will utilize stock options and other stock-based awards as part of its overall management incentive compensation programs to its eligible key employees. Under the provisions of this Plan, the aggregate number of shares of stock that may be delivered will be 30,300. No award may be granted under the Plan after April 8, 2012 but awards previously granted may extend beyond that date. The Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify.

     On May 1, 2002, Xygent Inc. granted non-statutory stock options pursuant to the Plan. The options granted are 27,100 which are exercisable in installments of 40% at grant date and 3% on and after the last day of each month during the consecutive 20-month period beginning May 1, 2002 and ending December 31, 2003 at an exercise price of $13.50 per share.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recorded no compensation cost related to these options during the period ended June 30, 2002.

12. Subsequent to June 30, 2002, the Company entered into an agreement to sell its investment in Xygent Inc. for $3,000 to Hexagon AB, subject to certain closing adjustments. As a result of this transaction, the Company has recorded a charge of $909 in continuing operations to reduce the carrying value of the Xygent Inc. net assets to the net realizable value (in a sale or otherwise).

13. Reclassification - Certain 2001 balances have been reclassified to conform with 2002 presentations.

                                    BNS Co.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS
         --------------

Overview

     After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001, the Company's only actively conducted business is its Xygent development stage measuring software business, operated by its Xygent subsidiary, in which it held an 84% equity interest after the April 27, 2001 closing and then held 77%, after the making of Hexagon's second $1,500 of its four committed investments in April 2002, and the conversion to equity in Xygent of $1,500 of Xygent's intercompany debt to the Company. Subsequent to the end of the second quarter of 2002, the Company and Hexagon (through one of its subsidiaries) have entered into a securities purchase agreement (the "Hexagon Agreement") whereby Hexagon will acquire all of the Company's investment in Xygent for $3,000, of which $2,250 is to be paid at the closing and $750 is to be paid subsequent to closing subject to compliance with a Xygent equity value provision (the purchase of the Company's interest in Xygent under the Hexagon Agreement, the "Hexagon Transaction"). In the event that the Hexagon Transaction is not consummated, the Company will wind up Xygent.

     The Company holds its North Kingstown Facility, where it acts as landlord, and the adjoining acreage for sale and its Heathrow, U.K. real estate property for sale, each at the appropriate time, as determined by the Company's Board of Directors.

     The accompanying financial statements for the second quarter ended June 30, 2002 present the Metrology Business and the former Electronics Division as discontinued operations, but do not reflect the Hexagon Transaction. The financial statements for the prior period have been restated. The discussions below relate only to the Company's continuing operations that were continuing operations through the end of the second quarter (i.e. the Xygent operations) and refer to the Company's real estate assets to a limited extent, unless otherwise noted.

Forward-Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this Report contain forward-looking statements concerning the Hexagon Transaction, the Company's cash burn rate or cash flow, as the case may be, retained liabilities, capital requirements, operations, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in "Risk Factors", and actual performance could differ materially from that currently anticipated by the Company. In addition, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q.

Results of Operations
(dollars in thousands)

(Three and Six Months ended June 30, 2002 compared to June 30, 2001)

     The Company had net revenue of $15 in the quarter ended June 30, 2002 and $26 in the six months ended June 30, 2002. There was no revenue in the three months and six months ended June 30, 2001. Although the Xact measuring software was officially released on April 24, 2001, the Company did not recognize any revenue until the fourth quarter of 2001.

     Operating loss for the three months ended June 30, 2002 of $4,197 was $538 greater than the three months ended June 30, 2001. For the six months ended June 30, 2002, the operating loss of $6,820 was $569 less than the six months ended June 30, 2001. The operating loss for the current quarter and the year-to-date period included a charge of $909 related to the reduction in the carrying value of the Xygent net assets to the net realizable value (in a sale or otherwise). Other than the above charge, the principal difference year over year in combined research and development expenses and selling, general and administrative expenses relate to the significant reduction in corporate staff and associated costs in conjunction with the sale of the Metrology Business to Hexagon on April 27, 2001. The reduction in software R&D is due to the shift in resources after the sale of the Metrology Business to Hexagon to sales support for the introduction of XactMeasure, in addition to the change of treatment of a portion of these expenses to selling, general and administrative expenses after XactMeasure was released to the public on April 24, 2001. Charges to cost of sales for the three months and six months ended June 30, 2002 consist of amortization of capitalized software product development costs.

     Interest expense for the quarter ended June 30, 2002 of $105 is significantly lower than the quarter ended June 30, 2001 and principally reflects the reduced interest expense resulting from the repayment of the Company's U.S. bank debt and long-term senior notes following the sale of the Metrology Business. For the six months ended June 30, 2002 interest expense was $2,464 lower than the $2,682 for the corresponding period in 2001. Other income, net for quarter ended June 30, 2002, was $1,454 or $223 higher than the same quarter last year, primarily due to increased losses in Xygent affecting the minority interest. For the six months ended June 30, 2002 net other income is higher by $999 over the same period last year of $1,678. This is primarily due to the rental income from the North Kingstown Facility.

     Discontinued operations for the six months ended June 30, 2002 reflects additional closing expenses incurred in the sale of the Electronics Division. Discontinued operations for the quarter ended June 30, 2001 reflect the additional loss from operations of the Metrology Business and the Electronics Division.

     The extraordinary item in 2001 represents the prepayment penalty and related cost incurred in connection with the repayment of the long-term private placement senior notes following the sale of the Metrology Business.

Liquidity and Capital Resources

     The Company had cash of approximately $6,720 at June 30, 2002, including approximately $850 cash held by Xygent. The Company is debt free, except for a $2,848 mortgage on the North Kingstown Facility.

     There is no assurance that the future months' expenses of the Company will not be greater than anticipated, or that its expected cash flow, assuming the Hexagon Transaction is consummated, subsequent to the sale of Xygent, will not thereafter be less than anticipated, and that a liquidity problem may not arise (see Risk Factors: There may not be adequate resources for funding the operation of the Company; Liquidity Risk). In addition, the Company has not sold the North Kingstown Facility, or adjoining acreage, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to the anticipated proceeds from such sales.

     Given its limited resources and its general intentions with respect to payment of distributions to its shareholders out of a portion of the net proceeds of future sales of assets (principally its North Kingstown Facility, and adjoining acreage, and its Heathrow, U.K. real estate property), subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort-type claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990's), the Company had decided not to use for Xygent any of its limited sources of funds beyond the $5,000 of Metrology Business sales proceeds that the Company had retained and disclosed that were committed for use in funding the development stage measuring software business activities of Xygent. The Company had satisfied this commitment in July 2002.

     With Xygent generating minimal sales in the first six months of 2002, although receiving continued technical acclaim for its developed measuring software, and with the continued unfavorable economic climate for technology in general and productivity enhancing software of the Xygent type in particular continuing in 2002, it was evident to the Company that Xygent would not reach break-even in 2002 with the funds that were available for this purpose at the end of April 2002. Further, it became evident to the Company that a restructuring and downsizing of Xygent by the Company did not appear to be a feasible alternative for the Company to undertake by itself, given the lack of funding available to the Company and other factors deemed relevant by the Company.

     Accordingly, the Company decided it was in the best interest of its stockholders not to invest more of its limited funds in Xygent and instead to enter into the Hexagon Agreement. Among other things, the Company believes that it would be better to have the Company realize a cash return on its investment in Xygent through a sale to Hexagon rather than winding-up Xygent, in which event there would be no assurance that the Company would realize any return on its investment in Xygent.

     Subsequent to the sale of Xygent, the Company's efforts to continue as a going concern would be negatively affected by any sale of its North Kingstown Facility and adjoining acreage (and any related distribution of all or a portion of the net sales proceeds, after providing for retained liabilities and satisfaction of legal requirements, to stockholders), as to which there can be no assurance that such sale can be completed. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying consolidated financial statements for the period ending June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As previously stated, the net assets of Xygent have been adjusted to the net realizable value. This adjustment resulted in a charge to operations of $909. Other than this adjustment, the financial statements do not include any adjustments relating to the recoverability and classification of assets for the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flow and Working Capital

     Net cash used in operations for the six months ended June 30, 2002 was $4,390. Net cash used in investing activities for the six months ended June 30, 2002 was $107. Net cash provided by financing activities for the six months period ended June 30, 2002 was $1,031. The Company continues to classify the North Kingstown Facility and the related mortgage as current as the Facility continues to be held for sale. Excluding this asset along with the related mortgage and the Electronics Division assets also held for sale, the Company had working capital of $1,738 at June 30, 2002, as compared with $4,611 at December 31, 2001.

                                  RISK FACTORS

     After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001, the Company's only actively conducted business is its Xygent development stage measuring software business, operated by its Xygent subsidiary, in which it held an 84% equity interest after the April 27, 2001 closing and then held 77%, after the making of Hexagon's second $1,500 of its four committed investments in April 2002, and the conversion to equity in Xygent of $1,500 of Xygent's intercompany debt to the Company. Subsequent to the end of the second quarter of 2002, the Company and Hexagon have entered into a securities purchase agreement whereby Hexagon will acquire all of the Company's investment in Xygent for $3,000 as described above.

     The Company holds its North Kingstown Facility, where it acts as landlord, and the adjoining acreage for sale and its Heathrow, U.K. real estate property for sale, each at the appropriate time, as determined by the Company's Board of Directors.

     The principal risk remaining with respect to the Company's interest in the Xygent business are: (i) the risk that the Hexagon Transaction as described above might not close, (ii) the risk that the Company might not receive the full amount of the $750 portion of the sale price to be paid after the closing and
(iii) the risk that the Company might have to make an indemnification payment to Hexagon with respect to the Company's representations and warranties concerning the business of Xygent set forth in the Hexagon Agreement.

Risk of not having the Proposed Sale of the North Kingstown Facility under a Purchase and Sale Agreement.

     The Agreement dated as of March 2, 2001, as extended by amendments as of May 31, 2001 and as of September 28, 2001, for the proposed sale of the Company's North Kingstown Facility (and adjoining acreage) to Precision Park Partners LLC lapsed in late 2001, as the parties were not able to complete the transaction on the terms and conditions contemplated by the Agreement. The Company is in the process of renting out its former office headquarters space in the North Kingstown Facility. The Company is also continuing to work with the Rhode Island Department of Environmental Management to whom this Company had submitted the results of the recently completed Phase II environmental study on the Facility on October 2, 2001. The Company believes, based on discussions with its real estate consultant, that completion of leasing the former headquarters space at the North Kingstown Facility to a new tenant and completion of the environmental remediation work that appears to be necessary at the North Kingstown Facility should result in increasing the fair market value of the Facility for a future sale of the property, although there can be no assurance that either of these two matters will be completed successfully by the Company or that the Company's expectation as to future increased market value of the Facility will prove to be the case. (See "Environmental Risks" below.)

Environmental Risks

     Subject to the sale of Xygent to Hexagon as discussed above, the nature of the Company's operations are not affected by environmental laws, rules and regulations. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) have conducted heavy manufacturing operations and often in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. In addition, the Company receives claims from time to time for toxic tort-type injuries related to the use of certain materials in pumps sold by its hydraulic pump operators, which business was sold many years ago. Thus far the toxic claims have not resulted in any material exposure, but there is no assurance that this will be the result for all such future toxic claims. Because the law in this area is developing rapidly, such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown Facility and property on which the Facility is located, where, after the sale to Hexagon, the Company is now solely the landlord) that the Company may face in the future.

     A recently completed Phase II environmental investigation on the North Kingstown Facility has revealed certain environmental problems on the property. The results of the investigation show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company submitted the results of the investigation to the Rhode Island Department of Environmental Management ("RIDEM") on October 2, 2001, May 14, 2002 and June 21, 2002 and has stated to RIDEM that it will address these exceedances in a timely and appropriate manner consistent with applicable law and regulation. The Company is now awaiting the decision of RIDEM on the appropriate remedies to be implemented to address such exceedances.

     The Company believes, based on the preliminary advice of its consultants, that the estimated costs of investigation and remediation of the identified exceedances, which have been accrued, approximate $500,000. However, it is possible that such estimated costs may be more significant. The Company is also investigating the prospects of obtaining environmental cost cap and liability insurance to limit its financial exposure relating to such remediation.

Delisting of the Company's Class A Common Stock from the New York Stock Exchange

     The Company's Class A Common Stock was delisted from the New York Stock Exchange and commenced trading on the OTC Bulletin Board under the symbol "BNSXA" and was listed on the Boston Stock Exchange on February 11, 2002. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock and the public perception of the value of the Class A Common Stock could be materially adversely affected.

The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders, including sales following the consummation of the Hexagon Transaction.

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

     The market price of the Company's Common Stock could also decline as a result of the Hexagon Transaction.

Auditor's Opinion

     The Company received a report from its independent auditors for the year ended December 31, 2001, containing an explanatory paragraph stating the Company's operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company may continue to receive a similar opinion from the auditors in the future.

There may not be adequate resources for funding the operations of the Company; Liquidity Risk

     There is no assurance that the future months' expenses of the Company will not be greater than anticipated, or that the expected cash flow, subsequent to the sale of Xygent, will not thereafter be less than anticipated, and that a liquidity problem may not arise (see "Liquidity and Capital Resources" in the Management's Discussion and Analysis). In addition, the Company has not sold the North Kingstown Facility, or adjoining acreage, or the Heathrow, U.K property and, therefore, has not declared any dividend in any amount with respect to all or a portion of the anticipated proceeds for such asset sales, subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort-type claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990's).

                           PART II - OTHER INFORMATION

Item 1.    N/A
-------

Item 2.    N/A
-------

Item 3.    NONE
-------

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

     The Annual Meeting of Stockholders of the Company was held on June 7, 2002. The Stockholders of the Company were asked to vote on the following items, and voted as follows:

     Proposal 1:  Election of Two Directors to the Board of Directors

     Class A                                      For              Withheld
     -------                                      ---              --------
     Roger E. Levien                          2,438,012            265,036
     John M. Nelson                           2,447,956            255,092

     Class B
     -------
     John M. Nelson                             351,970             93,390

     The following persons continued in office as directors for the term specified

     Director                                         Term Ending
     --------                                         -----------
     Kenneth Kermes                                       2003
     Richard M. Donnelly                                  2003
     Howard K. Fuguet                                     2004
     J. Robert Held                                       2004
     Henry D. Sharpe, III                                 2004


     Proposal 2: To increase the number of shares deliverable under the Company's 1999 Equity Incentive Plan

                For               Against         Abstain        Broker Non Vote
                ---               -------         -------        ---------------
              926,227           1,403,631           4,163            814,387



     Proposal 3: To ratify the election of Ernst & Young LLP as the Company's independent accountants for fiscal year ending December 31, 2002

                For               Against         Abstain
                ---               -------         -------
            3,109,786              35,992           2,630

Item 5.  OTHER INFORMATION.
--------------------------

         Accompanying this Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     (a)  Exhibits
          --------

    10.30 Stock Purchase Agreement, dated April 8, 2002, between Xygent Inc. and BNS Co.

    10.31 2002 Stock Purchase Agreement, dated as of April 8, 2002, between Xygent Inc. and BNS Co. relating to the purchase of 13,206 shares of Common Stock of Xygent in connection of retirement of $1.5 million in intercompany debt (the "2002 SPA")

    10.32 Omnibus Agreement, dated April 19, 2002, by and among Xygent Inc., Brown & Sharpe Inc., Hexagon Holdings, Inc. and Hexagon AB.

    10.33 Xygent 2002 Equity Incentive Plan

    99.1  Certification of Chief Executive Officer

    99.2  Certification of Chief Financial Officer

     (b)  Report on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                       BNS Co.

                                       By: /s/ Andrew C. Genor
                                           -------------------------------------
                                           Andrew C. Genor
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

August 19, 2002