Form 10-Q
period 2002-09-30
BNS CO
filed 2002-11-13
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        200 Frenchtown Road, Suite 2, North Kingstown, Rhode Island 02852
        -----------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (401) 886-7404
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 2,947,919 of Class A common stock, 53,043 shares of Class B common stock, par value $0.01 per share, outstanding as of September 30, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS*

                                     BNS Co.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands except per share data)
                                   (Unaudited)


                                                                     For the Quarter              For the Nine Months Ended
                                                                   Ended September 30                    September 30
                                                                 2002             2001              2002             2001
                                                                 ----             ----              ----             ----
                                                                                Restated                           Restated
                                                                                --------                           --------
Rental income                                                  $      626      $      735        $    1,878       $    1,694
Gravel royalty revenue                                                304             252               781              698
                                                               -------------------------------------------------------------
Revenue                                                               930             987             2,659            2,392
Selling, general and administrative costs                             852           2,345             2,684            6,817
                                                               -------------------------------------------------------------
Operating income (loss)                                                78          (1,358)              (25)          (4,425)
Interest expense                                                       95             137               313            2,819
Other income, net                                                      25             159               188              271
                                                               -------------------------------------------------------------
Income (loss) from continuing operations before income taxes            8          (1,336)             (150)          (6,973)
Income tax expense                                                     73               -               187                -
                                                               -------------------------------------------------------------
Loss from continuing operations                                       (65)         (1,336)             (337)          (6,973)
Discontinued operations:
Loss from operations, net of income taxes of $0, $0,
$0 and $1,240                                                        (946)         (1,279)           (4,286)         (10,813)
Gain (loss) on sale of business                                      (473)              -            (1,382)          47,492
                                                               -------------------------------------------------------------
Income (loss) before extraordinary item                            (1,484)         (2,615)           (6,005)          29,706
Extraordinary item - extinguishment of debt                             -               -                 -            6,566
                                                               -------------------------------------------------------------
Net income (loss)                                                  (1,484)         (2,615)           (6,005)          23,140
                                                               =============================================================

Income (loss) per share basic and diluted:
Continuing operations                                          $    (0.02)     $    (0.46)       $    (0.12)      $    (2.45)
Discontinued operations                                             (0.49)          (0.44)            (1.94)           12.87
Extraordinary item                                                      -               -                 -           (2.30)
                                                               -------------------------------------------------------------
Net income (loss) per common share basic and diluted           $    (0.51)     $    (0.90)       $    (2.06)      $     8.12
                                                               =============================================================

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*

                                     BNS Co.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                   September 30,    December 31,
                                                                       2002             2001
ASSETS                                                              (Unaudited)      (Restated)
Current assets:
     Cash                                                             $  5,446        $  8,656
     Other receivables, net of $1,475 and $826 allowance at
          September 30 and December 31,  respectively                      286           1,198
     Assets held for sale                                                2,568           2,363
     Assets related to discontinued operations                             166           6,164
     Prepaid expenses and other current assets                             650             347
                                                                      --------        --------
          Total current assets                                           9,116          18,728
Property, plant and equipment
     Land                                                                  438             415
     Machinery & equipment                                                  34              23
                                                                      --------        --------
                                                                           472             438
     Less accumulated depreciation                                          13               9
                                                                      --------        --------
                                                                           459             429
     Other assets                                                           93             126
                                                                      --------        --------
                                                                      $  9,668        $ 19,283
                                                                      ========        ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                            $  4,174        $  6,732
     Current portion of long-term debt                                   2,607           3,317
     Liabilities assumed                                                    --             794
                                                                      --------        --------
     Total current liabilities                                           6,781          10,843
     Long-term liabilities                                               2,727           3,291
Commitments and contingencies
Shareowners' equity
     Preferred stock; $1.00 par value; authorized 1,000,000
     shares; none issued                                                    --              --

     Common Stock:

     Class A, par value, $.01; authorized 30,000,000 shares;
     issued 2,947,919 shares in 2002 and 2,861,240 shares in 2001           29              29

     Class B, par value, $.01; authorized 2,000,000 shares;
     issued 53,043 shares in 2002 and  64,007 shares in 2001                 1               1
     Additional paid-in capital                                         86,981          85,950
     Retained deficit                                                  (86,378)        (80,373)
     Unamortized value of restricted stock awards                         (129)             --
     Accumulated other comprehensive income (loss)                         111              (3)
     Treasury stock; 8,518 shares in 2002 and 2001, at cost               (455)           (455)
                                                                      --------        --------
     Total shareowners' equity                                             160           5,149
                                                                      --------        --------
                                                                      $  9,668        $ 19,283
                                                                      ========        ========

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*

                                     BNS Co.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                     For the Nine Months Ended September 30

                                                                        2002                    2001
                                                                        ----                    ----
                                                                                             (Restated)
Cash Used in Operations:
Net income (loss)                                                     $  (6,005)             $  23,140
Extraordinary item - extinguishment of debt                                  --                  6,566
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
            Depreciation and amortization                                   123                     29
            Changes in operating assets and liabilities                  (2,476)                (5,473)
            Changes in assets and liabilities related to
            discontinued operations and assets held for sale              2,123                  7,872
            Loss (gain) on sale of business                               1,382                (47,492)
                                                                      ---------              ---------
Net Cash Used in Operations                                              (4,853)               (15,358)

Investment Activities:
Capital expenditures                                                        (11)                    (3)
Proceeds from sales of business, net of expenses                          2,250                142,820
                                                                      ---------              ---------
Net Cash Provided by Investment Activities                                2,239                142,817

Financing Transactions:
Payment of notes payable                                                     --                (27,400)
Payment of long-term senior notes                                            --                (57,893)
Payment on Mortgage                                                        (710)                  (655)
Distribution to stockholders                                                 --                (44,480)
Equity contribution                                                          --                  3,156
                                                                      ---------              ---------
Net Cash Used in Financing Transactions                                    (710)              (127,272)
                                                                      ---------              ---------

Effect of Exchange Rate Changes on Cash                                     114                    (36)
                                                                      ---------              ---------

Cash and Cash Equivalents:
Increase (decrease) during the period                                    (3,210)                   151
Beginning balance                                                         8,656                  8,882
                                                                      ---------              ---------
Ending balance                                                            5,446                  9,033
                                                                      =========              =========

Supplementary Cash Flow Information:
       Interest Paid                                                  $     284              $   3,308
                                                                      =========              =========
       Taxes Paid                                                     $      --              $     230
                                                                      =========              =========

   * The accompanying notes are an integral part of the financial statements.

Item 1.  FINANCIAL STATEMENTS*

                                     BNS Co.
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                                 (in thousands)

                  For the Nine Months Ended September 30, 2002

                                                                            Unamortized     Accumulated
                                                   Additional                 value of         other                    Total
                                         Common     paid in     Retained     restricted    comprehensive   Treasury   Shareowners'
                               Shares     Stock     capital     deficit     stock awards   income (loss)     stock      Equity
                              ----------------------------------------------------------------------------------------------------
Balance at January 1, 2002       2,925   $    30   $   85,950  $  (80,373)  $          -   $          (3)  $   (455)  $      5,149

Net loss                             -         -            -      (1,612)             -               -          -         (1,612)
Foreign currency
translation adjustment               -         -            -           -              -              (2)         -             (2)
                              ----------------------------------------------------------------------------------------------------

Balance at March 31, 2002        2,925        30       85,950     (81,985)             -              (5)      (455)         3,535

Net loss                             -         -            -      (2,909)             -               -          -         (2,909)

Foreign currency adjustment          -         -            -           -              -             104          -            104

Restricted stock awards             75         -          219           -           (219)              -          -              -

Amortization of restricted
stock awards                         -         -            -           -             51               -          -             51

Acquisition of subsidiary
minority interest                    -         -          812           -              -               -          -            812
                              ----------------------------------------------------------------------------------------------------

Balance at June 30, 2002         3,000   $    30   $   86,981  $  (84,894)  $       (168)  $          99   $   (455)  $      1,593

Net Loss                             -         -            -      (1,484)             -               -          -         (1,484)
Foreign Currency
Adjustment                           -         -            -           -              -              12          -             12
Amortization of
restricted stock awards              -         -            -           -             39               -          -             39
                              ----------------------------------------------------------------------------------------------------
Balance at September 30, 2002    3,000   $    30   $   86,981  $  (86,378)  $       (129)  $         111   $   (455)  $        160
                              ====================================================================================================

   * The accompanying notes are an integral part of the financial statements.

                                     BNS Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

     In August 2002, pursuant to a Securities Purchase Agreement dated August 16, 2002 (the "Purchase Agreement") Hexagon Holdings, Inc. ("Hexagon"), a subsidiary of Hexagon AB, purchased on August 20, 2002 all of BNS Co.'s (the "Company") interests in Xygent Inc. ("Xygent"), the Company's development stage measuring software business unit. Pursuant to the terms of the Purchase Agreement, Hexagon paid the Company $2,250 in cash at the closing, which occurred on August 20, 2002, and is obligated to pay the Company a Deferred Purchase Price of $750, subject to possible adjustment relating to the Xygent Equity Value as specified in the Agreement. Such Xygent Equity Value provision provides that Xygent's Equity Value must equal $2,993 on August 16, 2002 in order for the full $750 to be paid, and in the event any adjustment to Xygent Equity Value as set forth on the Xygent August 16, 2002 Balance Sheet furnished by the Company reduces Xygent's Equity Value below $2,993, then the $750 Deferred Purchase Price will be reduced dollar for dollar. The Purchase Agreement requires that the Company indemnify Hexagon for certain matters, including matters concerning the Company's representations and warranties concerning Xygent. Prior to the sale of the Company's interests to Hexagon, Hexagon held 23% of the issued and outstanding shares of Xygent and the Company held 77% of the issued and outstanding shares of Xygent. In addition to the ownership interest, the Company had advanced Xygent $3,500. The purchase price was determined by arm's-length negotiation between representatives of the Company and Hexagon.

     Hexagon is currently disputing the Xygent Equity Value as of August 16, 2002. Accordingly, the $750 in dispute has not been considered in determining the loss on the sale of the business.

     The Company continues to plan to sell its North Kingstown facility and adjacent, largely vacant, acreage and to sell its real estate (a gravel pit) adjacent to the Heathrow Airport in the United Kingdom at later dates. The Company plans to make additional cash distributions to its shareholders as these properties are sold. However, the amount of such future cash distributions is subject to later determination by the Company's Board of Directors, based on a number of factors as earlier disclosed in the Company's Proxy Statement dated March 30, 2001 for the Special Meeting of Stockholders held on April 27, 2001, legal requirements applicable to dividends and other subsequent developments including contingent and other retained liabilities.

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (dollars in thousands except per share data)


2. Discontinued Operations - As mentioned above, the Company disposed of its Metrology Business effective April 27, 2001 and its controlling interest in Xygent effective August 20, 2002. The financial statements for prior periods have been restated to reflect the operations related to these business units as discontinued operations.

3. For the nine months ended September 30, 2002, the Company has recorded an income tax provision of $187. This represents an income tax provision associated with the gravel royalty income earned in the United Kingdom. No other income tax provision has been recorded in this period.

4. The following table sets forth the computation of basic and diluted loss per share:

                                                                    For the                      For the
                                                                 Quarter Ended              Nine Months Ended
                                                                 September 30                 September 30
                                                                 ------------                 ------------

                                                              2002           2001           2002          2001
                                                              ----           ----           ----          ----
     Numerator:
     Loss from continuing operations                      $       (65)   $    (1,336)   $      (337)   $    (6,973)
     Income (loss) from discontinued operations                (1,419)        (1,279)        (5,668)        36,679
     Extraordinary item                                             -              -              -         (6,566)
                                                          --------------------------------------------------------
     Net income (loss)                                    $    (1,484)   $    (2,615)   $    (6,005)   $    23,140
                                                          ========================================================
     Denominator for basic earnings per Share:
        Weighted-average shares                                 2,922          2,917          2,919          2,850
     Effect of dilutive securities:
        Employee stock options and restricted stock                 -              -              -              -
                                                          --------------------------------------------------------
     Denominator for diluted earnings per share                 2,922          2,917          2,919          2,850

     Basic and diluted income (loss) per share from:
     Continuing operations                                $     (0.02)   $     (0.46)   $     (0.12)   $     (2.45)
     Discontinued operations                                    (0.49)         (0.44)         (1.94)         12.87
     Extraordinary item                                             -              -              -          (2.30)
                                                          --------------------------------------------------------
     Basic and diluted income (loss) per share            $     (0.51)   $     (0.90)   $     (2.06)   $      8.12
                                                          ========================================================

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

5. Comprehensive loss for the quarter ended September 30, 2002 and 2001 amounted to $1,472 and $2,651, respectively. Comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 amounted to $(5,891) and $23,104, respectively. Accumulated other comprehensive income (loss) at September 30, 2002 and December 31, 2001 is comprised of foreign currency translation adjustments of $111 and $(3), respectively.

6. Litigation - In July 2002, the Company and two former executives of the Company reached a final agreement and settled the compensation disputes between themselves. The terms of settlement included payment of a negotiated amount plus reasonable and properly documented legal and accounting fees and disbursements incurred by the former executives, in accordance with the provisions of the 1999 Change-in-Control Agreements between the Company and these two former executives. As stated above, in October 2002, Hexagon has disputed Xygent Equity Value and has not paid the Deferred Purchase Price. The dispute is pending.

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (dollars in thousands except per share data)


7. At September 30, 2002, the Company was a defendant in several legal claims that arose in the normal course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company's results of operations or financial condition.

8. Segment Information - Subsequent to the sale of the Metrology Business and before the sale of the controlling interest in Xygent mentioned above, the Company has disposed of its previous segments. The Company now collects rental income from the operations of the North Kingstown facility and gravel royalty revenue from the land in the United Kingdom. Consequently the Company is continuing business in real estate management.

9. Executive Compensation - During the third quarter of 2002, the Company recorded an additional charge of $60 in SG&A in connection with a compensation arrangement, not yet finalized, with its CEO, who has a Change-In-Control Agreement (where a change in control occurred upon the April, 2001 sale of assets to Hexagon). This increased the earlier charge recorded in connection with such arrangement to approximately $1,400 as of September 30, 2002.

10. In April 2002, the Company granted restricted stock awards covering an aggregate of 75,715 shares of common stock to directors of the Company as a means of paying retainer fees for the period April 1, 2001 through the end of 2002, thereby rewarding them for long-term performance, increasing their ownership in the Company and saving cash. These restricted shares were awarded under the 1999 Equity Incentive Plan and entitle the shareholders to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted vest on July 18, 2003, except for 5,715 shares to one director which became fully vested in June 2002. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the nine months ended September 30, 2002, related to these shares of restricted stock was $90.

11. Subsequent Event - The Company and the CEO continue to negotiate a compensation arrangement as described in Note 9 above. The Company is considering issuing restricted shares of Class A Common Stock to the CEO in connection with this compensation arrangement. This restricted share issuance will relieve the Company of its obligation as described in Note 9 above. The terms and number of shares have not yet been agreed upon. In connection with shareholder approval of this negotiation, the Company has filed a preliminary proxy statement with the SEC. Alternatively, the Company may settle this obligation with cash.

12. Reclassification - Certain 2001 balances have been reclassified to conform with 2002 presentations.

                                     BNS Co.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         After completing the sale of its Metrology Business to Hexagon A.B. of Stockholm, Sweden, ("Hexagon") on April 27, 2001 and after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. ("Hexagon") of its interest in its Xygent development stage measuring software business, the Company is no longer engaged in the active conduct of these businesses. The Company now conducts operations in the real estate business.

         In August 2002, pursuant to a Securities Purchase Agreement dated August 16, 2002 (the "Purchase Agreement"), Hexagon Holdings, Inc., a subsidiary of Hexagon AB, purchased on August 20, 2002 all of BNS Co.'s (the "Company") interests in Xygent Inc. ("Xygent"), the Company's development stage measuring software business unit. Pursuant to the terms of the Purchase Agreement, Hexagon paid the Company $2,250 in cash at the Closing, which occurred on August 20, 2002, and is obligated to pay the Company a Deferred Purchase Price of $750, subject to possible adjustment relating to the Xygent Equity Value as specified in the Agreement. Such Xygent Equity Value provision provides that Xygent's Equity Value must equal $2,993 on August 16, 2002 in order for the full $750 to be paid, and in the event any adjustment to Xygent Equity Value as set forth on the Xygent August 16, 2002 Balance Sheet furnished by the Company reduces Equity Value below $2,993, then the $750 Deferred Purchase Price will be reduced dollar for dollar. The Purchase Agreement requires that the Company indemnify Hexagon for certain matters, including matters concerning the Company's representations and warranties concerning Xygent. Prior to the sale of the Company's interests to Hexagon, Hexagon held 23% of the issued and outstanding shares of Xygent and the Company held 77% of the issued and outstanding shares of Xygent and had advanced Xygent $3,500.

         Hexagon is currently disputing the Xygent Equity Value as of August 16, 2002. Accordingly, the $750 in dispute has not been considered in determining the loss on the sale of the business.

         The Company holds its North Kingstown Facility, where it acts as landlord, and the adjoining largely vacant acreage (which may be able to be sold separately) for sale and its Heathrow, U.K. real estate property (which it operates as a gravel pit) for sale, each at the appropriate time, as determined by the Company's Board of Directors. The North Kingstown Facility is presented in Assets held for sale on the balance sheet. This is presented as such as the result of the Company's actively marketing this property for sale and the fact that the Company had a previous offer on such property. The land at Heathrow continues to be presented as Land on the balance sheet. Although the Company holds this property for sale, it has not had any offers on such land. As a result of the disposition of Xygent, the rental of the North Kingstown Facility and the royalties from the land at Heathrow are now the Company's business. Therefore, the Company has reclassed the rental income and royalty revenue from these properties from the Other income line to the Revenue line on the Statement of Operations.

         The accompanying financial statements for the third quarter ended September 30, 2002 present the Metrology Business, Xygent operations and the Company's former Electronics Division as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the Company's continuing operations that were continuing operations through the end of the third quarter (i.e. rental of the North Kingstown facility and the operation of the gravel pit in the U.K.).

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

Results of Operations
(dollars in thousands)


(Three and Nine Months ended September 30, 2002 compared to September 30, 2001)

         As stated above the Company reclassed Rental income and Royalty revenue from Other income, net to the Revenue line in the Statement of Operations. Rental income for the three months ended September 30, 2002 of $626 was $109 lower than rental income for the three months ended September 30, 2001. This decrease is due to the fact that less space was under lease during 2002. Rental income for the nine months ended September 30, 2002 of $1,878 was $184 greater than rental income for the nine months ended September 30, 2001. This is due to the fact that, in connection with the acquisition of the Metrology Business by Hexagon on April 27, 2001, BNS Co. occupied a significant portion of the building which is now under lease.

         The Company reported operating income of $78 for the quarter ended September 30, 2002 compared with an operating loss of $1,358 for the same quarter in the prior year. The quarter ended September 30, 2001 included a charge of $1,200 related to the CEO's compensation arrangement relating to the CEO's 1999 Change-in-Control Agreement which was triggered by the sale of the Metrology Business in April 2001 and subsequent diminution of benefit plans applicable to the Company's officers and a charge of $500 related to environmental risks associated with the North Kingstown Facility. For the nine months ended September 30, 2002, the Company reported an operating loss of $25 which was $4,400 smaller than the prior year nine months ended September 30. In addition to the above charges, the nine months ended September 30, 2001 included a larger corporate staff prior to the disposal of the Metrology Business.

         Interest expense for the quarter ended September 30, 2002 of $95 is lower than the quarter ended September 30, 2001, due to the continued amortization of the mortgage on the North Kingstown facility. For the nine months ended September 30, 2002 interest expense was $2,506 lower than the $2,819 for the corresponding period in 2001. Principally this reduction reflects the reduced interest expense resulting from the repayment of the Company's U.S. bank debt and long-term senior notes following the sale of the Metrology Business. As stated above Other income, net now predominantly contains interest income. For quarter ended September 30, 2002, Other income, net was $25 or $134 lower due to reduced cash balances. For the same reason, the nine months ended September 30, 2002 Other income, net is lower by $83 as compared with the same period last year Other income, net of $271.

         Income tax expense represents United Kingdom taxes on the net royalty income. These amounts are greater than last year due to the fact that the net profit from the gravel pit in the prior year was offset by net operating losses for which no tax benefit was previously provided.

         Discontinued operations for the three months ended September 30, 2002 and nine months ended September 30, 2002 reflects the operation of Xygent through August 20, 2002, the closing date on the sale of this subsidiary. Discontinued operations for the three months and nine months ended September 30, 2001 reflect the loss from operations of the Metrology Business and the Electronics Division in addition to the Xygent loss.

         The extraordinary item in 2001 represents the prepayment penalty and related cost incurred in connection with the repayment of the long-term private placement senior notes following the sale of the Metrology Business.

Liquidity and Capital Resources

         The Company had cash of approximately $5,446 at September 30, 2002. The Company is debt free, except for a $2,607 mortgage on the North Kingstown Facility.

         There is no assurance that the future months' expenses of the Company will not be greater than anticipated, or that its expected cash flow will not thereafter be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, environmental problems or maintaining the Company as a "public" reporting company (see Risk Factors: There may not be adequate resources for funding the operation of the Company; Liquidity Risk). In addition, the Company has not sold the North Kingstown Facility, or adjoining acreage, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to the anticipated proceeds from such sales.

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

         The accompanying consolidated financial statements for the period ending September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets for the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flow and Working Capital

         Net cash used in operations for the nine months ended September 30, 2002 was $4,853. During the quarter, the Company completed its cash commitment to fund Xygent operations. Net cash provided by investing activities for the nine months ended September 30, 2002 was $2,239. This includes $2,250 of proceeds related to the sale of Xygent. This amount would have been greater by $750 had Hexagon satisfied the Deferred Purchase Price. Net cash used in financing activities for the nine months period ended September 30, 2002 was $710. The Company continues to classify the North Kingstown Facility and the related mortgage as current as the Facility continues to be held for sale. Excluding this asset along with the related mortgage, assets and liabilities associated with Xygent (restated as assets related to discontinued operations and liabilities assumed in prior periods) and the Electronics Division assets also held as related to discontinued operations, the Company had working capital of $2,208 at September 30, 2002, as compared with $3,469 at December 31, 2001.

                                  RISK FACTORS

         After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001, and after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. ("Hexagon") of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), the Company is no longer engaged in the active conduct of these businesses. The Company now conducts operations in the real estate business.

         The Company holds its North Kingstown Facility, where it acts solely as the landlord for operations previously sold to Hexagon and for space leased to other companies needing warehouse space, and the Facility's adjoining, largely vacant, acreage in Rhode Island (which may be able to be sold separately) and also holds it Heathrow, United Kingdom real estate property, which it operates as a gravel pit. These properties are each held for sale at the appropriate time or times as determined by the Company's Board of Directors, after which sales the Company presently plans to liquidate.

         Hexagon is currently disputing Xygent's Equity Value as of August 16, 2002 in accordance with the provisions of the Securities Purchase Agreement dated as of August 16, 2002, and thus there is a risk of further delay in payment and a risk that, after giving effect to the adjustment provisions in that Agreement, not all of the $750 Deferred Purchase Price owing under that Agreement will be paid to the Company.

         In addition to the foregoing, the risks remaining with respect to the Company's sale of its former Metrology Business and the Company's sale of the former development stage Xygent measuring software business is that the Company might have to make an indemnification payment to Hexagon with respect to the Company's representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

         The principal risk facing the Company overall is the risk that continuing poor economic conditions or, possibly, environmental problems, as outlined in more detail below, may prevent the Company from obtaining prices for its real estate properties (or a price for all the properties or the entire Company) in the middle or higher end of the ranges of fair market value for the Facility, for the largely vacant acreage adjoining the Facility (which may be able to be sold separately) and for the Company's Heathrow, U.K. property. There is also the risk that maintaining the Company as a "public" reporting company under SEC regulations until such final sale(s) and liquidation may cost more than anticipated and that, as a result of such costs, other costs and other developments with respect to income from its real estate properties, a liquidity risk may materialize.

         These risks are discussed in more detail below.

Environmental Risks

         Subsequent to the sale of Xygent to Hexagon as discussed above, the nature of the Company's operations are not affected by environmental laws, rules and regulations. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) have conducted heavy manufacturing operations and often in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. In addition, the Company receives claims from time to time for toxic tort-type injuries related to the use of certain material in pumps sold by its hydraulic pump operations, which business was sold many years ago. Thus far the toxic claims have not resulted in any material exposure, but there is no assurance that this will be the result of all such future toxic claims. Because the law in this area is developing rapidly, and because such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown Facility and property on which the Facility is located where, after the sale to Hexagon, the Company is now solely the landlord) that the Company may face in the future.

         A Phase II environmental investigation on the North Kingstown property, completed in June, 2002, has revealed certain environmental problems on the property. The results of the investigation show some exceedances of environmental standards for certain contaminants in the soil under the property and minor groundwater issues. The Company has been advised by its technical consultants that these exceedances are minor and do not create any hazard to human health or the environment. The Company has submitted to the Rhode Island Department of Environmental Management ("RIDEM") the results of its investigations and has also submitted its Remedial Action Work Plans ("RAWPs") setting forth proposed remedies to address such exceedances. The Company has received approval by RIDEM of the RAWPs and the proposed remedies.

         Based on the preliminary advice of its consultants, the Company believes that the estimated cost of implementing the proposed remediation of the identified exceedances should be approximately $500. However, it is possible that the actual cost of such remediation could be higher. The Company is investigating the prospects of obtaining environmental cost cap insurance to limit its financial exposure to such remediation costs and has already obtained insurance against additional unknown environmental liabilities at the North Kingstown site.

Trading of the Company's Class A Common Stock on the OTC Bulletin Board

         The Company's Class A Common Stock was delisted from the New York Stock Exchange and commenced trading on the OTC Bulletin Board under the symbol "BNSXA" and was listed on the Boston Stock Exchange on February 11, 2002. It is expected that the OTC Bulletin Board will be replaced sometime in 2003 by a proposed new exchange, the BBX (Bulletin Board Exchange), which will, among other things, be able to deny listing or delist issuers who fail to meet the BBX imposed listing standards. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

         The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders, including sales following the consummation of the August, 2002 Hexagon Transaction or as a result of the Company's failure to meet the listing standards of the new BBX.

Auditor's Opinion

         The Company received a report from its independent auditors for the year ended December 31, 2001, containing an explanatory paragraph stating that the Company's operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company may continue to receive a similar opinion from the auditors in the future.

There may not be adequate resources for funding the operations of the Company; Liquidity Risk

         There is no assurance that the future months' expenses of the Company will not be greater than anticipated, or that the expected cash flow will not thereafter be less than anticipated and that a liquidity problem may not arise, (see "Liquidity and Capital Resources" in the Management's Discussion and Analysis). In addition, the Company has not sold the North Kingstown Facility, or adjoining largely vacant acreage (which may be able to be sold separately) or the Heathrow, U.K property and, therefore, has not declared any dividend in any amount with respect to all or a portion of the anticipated proceeds for such asset sales, subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort-type claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990's).

Item 4.   CONTROLS AND PROCEDURES

               Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, which consists of the Company's President and Chief Executive Officer who is also the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer (who is also the Company's Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 5.   OTHER INFORMATION.

               Accompanying this Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

               On November 4, 2002 the Company filed with the SEC on EDGAR preliminary proxy material for a Special Meeting of Stockholders to be held December 19, 2002.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          3.12   Amendment to Section 14 of the By-laws adopted August 8, 2002.

          99.1   Certification of Chief Executive Officer

          99.2   Certification of Chief Financial Officer

    (b)   Report on Form 8-K

          A Report on Form 8-K relating to the Company's sale of its interests in Xygent Inc. on August 20, 2002 was filed on September 3, 2002

                                          BNS Co.

                                      By: /s/ Andrew C. Genor
                                          -----------------------------------
                                          Andrew C. Genor
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

November 13, 2002

                                 CERTIFICATIONS

I, Andrew C. Genor, certify that:


1. I have reviewed this quarterly report on Form 10-Q of BNS Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 13, 2002


                                          /s/ Andrew C. Genor
                                          -------------------
                                          President and Chief Executive Officer

I, Andrew C. Genor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BNS Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 13, 2002


                                            /s/ Andrew C. Genor
                                            -------------------
                                            Chief Financial Officer