Form 10-K
period 2002-12-31
BNS CO
filed 2003-03-26
CIK 14637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2002    Commission file number 1-5881

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

             200 Frenchtown Road, Suite 2, North Kingstown, RI 02852
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

         Registrant's telephone number, including area code 401-886-7404

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

                      CLASS B COMMON STOCK - PAR VALUE $.01

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ .
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No X
                                                 ---

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $8,282,655 as of June 30, 2002.

There were 2,956,661 Shares of Class A Common Stock and 44,301 Shares of Class B Common Stock, each having a par value of $.01 per share, outstanding as of March 13, 2003.

                                     BNS Co.

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I

Item 1    Business ..................................................................................        3
          General ...................................................................................        3
          Sale of the Metrology Business and of Xygent ..............................................        3
          Real Estate Management Business and Sale of Property ......................................      3-4
          Competition ...............................................................................        4
          Employees .................................................................................        4


Item 2    Properties ................................................................................        4
Item 3    Legal Proceedings .........................................................................        5
Item 4    Submission of Matters to a Vote of Security Holders .......................................        5

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters ......................        6
Item 6    Selected Financial Data ...................................................................        7
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations ................................................................................     8-15
Item 7A   Qualitative and Quantitative Disclosures About Market Risk ................................       16
Item 8    Financial Statements and Supplementary Data ...............................................    17-38
Item 9    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure ......................................................................       39

PART III

Item 10   Directors and Executive Officers of the Registrant ........................................    39-40
Item 11   Management Remuneration and Transactions ..................................................    41-44
Item 12   Security Ownership of Certain Beneficial Owners and Management ............................    45-48
Item 13   Certain Relationships and Related Transactions ............................................       48
Item 14   Controls and Procedures ...................................................................       48

PART IV

Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................       49
Signatures ..........................................................................................       50
Certifications ......................................................................................    51-52
Exhibit Index .......................................................................................    53-56

                                     PART I

ITEM 1 - BUSINESS

                           THE BUSINESS OF THE COMPANY

General

     Prior to the sale of its Metrology Business in 2001 and the sale of its interest in its development stage measuring software subsidiary, Xygent Inc. in 2002, the Company, which was founded in 1833, was previously engaged in the Metrology Business and the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines.

     BNS Co. is now a real estate management company deriving rental revenues from an owned office and industrial building in North Kingstown, Rhode Island. The Company also owns a gravel extraction and landfill property in the United Kingdom, from which it derives royalty income, and holds vacant land adjacent to its North Kingstown building.

     It is the Company's intention to sell its remaining assets, pay or make provisions for payment of all remaining claims against its assets and make one or more liquidating distributions to stockholders. After such distributions, the Company would cease all operations and activities.

Sale of Metrology Business and of Xygent

     On November 16, 2000 the Company entered into an Acquisition Agreement with Hexagon AB of Stockholm, Sweden ("Hexagon") for the sale of the Metrology Business assets, including the assumption of most related liabilities, which closed on April 27, 2001. On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the purchase of the Company's 77% interest in Xygent Inc. ("Xygent"), a development stage measuring software business unit.

     Hexagon paid the Company $2,250,000 in cash on August 20, 2002, and was obligated to pay the Company a deferred purchase price of up to $750,000 subject to possible adjustment relating to an Xygent equity value calculation as of August 16, 2002, as specified in the Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, and the arbitration determined a deferred purchase price payment of $603,565, which was paid on January 22, 2003. In connection with the sale of Xygent, the Company was released from its lease in Warwick, Rhode Island and relocated its headquarters to the Company's North Kingstown property.

Real Estate Management Business and Sale of Properties

     The North Kingstown, Rhode Island property consists of an industrial and office building of approximately 734,000 square feet, and approximately 133 acres of undeveloped commercially zoned land. All but approximately 136,000 square feet of the building is currently leased to four tenants, including Hexagon. Rental income for 2002 was $2.5 million, compared with $2.4 million for 2001. Hexagon currently leases 200,329 square feet, but has the right to turn back approximately 65,000 square feet, resulting in a minimum requirement of 135,000 leased square feet.

     The Company plans to sell the North Kingstown property and has engaged the services of CB Richard Ellis, a national commercial real estate broker and advisor, to assist in both the leasing of space in the building and the sale of the property. The Company is seeking tenants for the vacant space and has received preliminary expressions of interest from potential purchasers. Any sale of the North Kingstown property would require the approval of shareholders.

     The United Kingdom property consists of approximately 85 acres of land adjacent to the Heathrow airport. The property is currently operated as a gravel extraction and landfill facility, for which the Company receives royalties. The property is subject to zoning restrictions which limit its development potential. The gravel and landfill royalties are shared with the adjacent land owner under the terms of a partnership agreement. The gravel extraction operator is responsible for restoring the property after the gravel extraction and landfill is complete. In the years 2002 and 2001 revenues from this property were approximately $1.0 million and $.9 million, respectively.

Competition

         Since the Company is presently engaged in the real estate management business consisting of the North Kingstown, Rhode Island property and the United Kingdom property and is seeking to sell these properties, the Company is not in significant direct competition with any other specific business. However, the Company may be deemed to be in competition generally with other businesses seeking to provide leased industrial and office space in Rhode Island and offering such real estate in Rhode Island for sale and companies seeking to provide gravel extraction and land fill services in the United Kingdom.

Employees

         At March 10, 2003 the Company had 5 employees located in its corporate headquarters in North Kingstown, Rhode Island, plus its President, CEO and CFO, who is a consultant to the Company, and an additional consultant who manages the gravel extraction and land fill operations for the Company in the United Kingdom. This compares with a total of 44 employees (5 BNS Co. employees and 39 Xygent employees) at December 31, 2001, when the Company was still engaged in the measuring software business of its Xygent subsidiary.

Availability of Filings with the SEC

         In order to reduce expenses, the Company has decided not to maintain a web site. The Company's filings with the Securities and Exchange Commission may be found on the SEC's web site, which is www.sec.gov.

ITEM 2 - PROPERTIES

     The following table sets forth certain information concerning the Company's facilities:

                                     Owned/                                                   Approximate
          Location                   Leased                    Principal Use                      Area
          --------                    -----                    -------------                      ----
United States

   N. Kingstown,
   Rhode Island                      Owned            Commercial Real Estate Rental       734,000 sq. ft. (1)

   N. Kingstown,
   Rhode Island                      Owned            Undeveloped Land                         133 Acres

United Kingdom
   Heathrow                          Owned            Gravel Extraction/Landfill                85 Acres

(1) Approximately 5,000 square feet are occupied by the Company's headquarters. In Management's opinion, the Company's properties are in good condition and adequate for the Company's business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

Environmental Matters

     Prior to the sale of the Metrology Business to Hexagon in April 2001 (and prior to sales of other divisions made in prior years), the Company conducted manufacturing operations at the North Kingstown property. As a result of these activities, the Company is from time to time subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in this area is developing rapidly, such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations that the Company may face in the future.

     A Phase II environmental study on the North Kingstown property, completed in 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management ("RIDEM"). After extensive testing, the Company submitted a Remedial Action Work Plan ("RAWP") to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP.

     The Company has awarded a contract for the remediation work and has engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The Company expects the remediation work to be completed in the next few months, and expects, based on the advice of its consultants, the cost of the remediation work to be not more than the $500,000 accrued by the Company as of December 31, 2002. The Company has secured insurance against additional unknown liabilities at the North Kingstown site.

Litigation

     The Company is a defendant in a variety of legal claims that arise in the normal course of business. During the year 2002 the Company reached settlement of an arbitration proceeding with two former executives as to the amounts due them under their 1999 Change-In-Control contracts that were triggered by the 2001 Hexagon transaction and their subsequent termination of employment, and in January 2003 made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of these claims did not have a material effect on the Company's consolidated results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is listed on the Boston Stock Exchange and is traded on the NASD Over-the-Counter Bulletin Board, where market makers and other dealers provide bid and ask quotations. In each case, the Class A Common Stock trades under the symbol "BNSXA." Prior to its delisting on February 8, 2002, the Class A Common Stock was listed on the New York Stock Exchange and traded under the symbol "BNS". At December 31, 2002, the Company had approximately 1,479 shareholders of record of its Class A Common Stock and 596 shareholders of record of its Class B Common Stock. Set forth below are the high and low closing prices for the Class A Common Stock on the New York Stock Exchange, up through February 8, 2002 and then on the OTC Bulletin Board for the remainder of 2002, adjusted for the one-for-five reverse stock split effective May 10, 2001.

Calendar Year

                                             High                 Low
        2002

         4th Quarter                     $   2.85             $  2.50
         3rd Quarter                         2.95                2.52
         2nd Quarter                         2.90                2.41
         1st Quarter                         2.45                2.09


        2001

         4th Quarter                     $   2.55             $  1.90
         3rd Quarter                         6.25                2.51
         2nd Quarter                        22.45               19.00
         1st Quarter                        28.15               24.00

In May of 2001 the Company made a cash distribution to shareholders following the sale of the Metrology Business to Hexagon. No other dividends or distributions have been paid by the Company since 1990. Currently, the Company intends to sell its remaining assets (primarily its real estate properties) and wind up its affairs, paying (or making provision for payment of) all claims and making distributions to stockholders. See also "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected data should be reviewed in conjunction with Part II, Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

                                                                     Year ended December 31
                                                   2002          2001          2000           1999          1998
                                                   ----          ----          ----           ----          ----
                                                           (in thousands except per share information)
Statement of Operations Data
Revenue                                          $ 3,500      $  3,340     $   2,060       $  2,272      $   2,069
Loss from continuing operations                     (726)       (6,892)      (13,673)       (16,574)       (17,352)
Net income (loss)                                $(5,919)     $ 21,170     $ (57,309)      $(42,874)     $  11,929
Net loss per common share,
    Basic, from continuing operations            $ (0.25)     $  (2.41)    $   (4.98)      $  (6.15)     $   (6.48)
Net income (loss) per common share,
    Basic                                        $ (2.03)     $   7.38     $  (20.88)      $ (15.93)     $    4.45

Net loss per common share,
    diluted, from continuing operations          $ (0.25)     $  (2.41)    $   (4.98)      $  (6.15)     $   (6.48)
Net income (loss) per common share,
    diluted                                      $ (2.03)     $   7.38     $  (20.88)      $ (15.93)     $    4.40
Average shares outstanding                         2,920         2,867         2,745          2,691          2,677
Cash dividends per share                              --      $  15.25             -              -              -
Balance Sheet Data
Total assets                                     $ 9,263      $ 19,283     $ 250,645       $302,177      $ 317,778
Long-term debt including current maturity          2,360         3,317        65,176         69,030         74,705

(1) The 2002 net income includes a loss from the disposal of the Company's interest in Xygent of $916 or $0.31 per share.

(2) The 2001 net income includes a gain from the disposal of the Metrology Business to Hexagon AB in the amount of $47,113 or $16.43 per share.

(3) The 2001 net income includes an extraordinary item of $6,566, which represents the payment of a prepayment penalty in connection with the repayment of the long-term senior debt and the write-off of debt acquisition costs previously capitalized.

(4) The 2000 loss includes a change in accounting principle as the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"). The effect of applying this change in accounting principle was a charge for the cumulative effect of the change amounting to $27,401 (net of an income tax benefit of $600) or $9.98 per share.

(5) Effective, May 10, 2001, the Company's shareholders approved a one-for-five reverse stock split. Accordingly, all periods presented have been restated to reflect this reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         BNS Co. (the "Company") is now a real estate management company deriving rental revenues from an owned office and industrial building in North Kingstown, Rhode Island. The Company also owns a gravel extraction and landfill property in the United Kingdom, from which it derives royalty income, and holds vacant land adjacent to its North Kingstown building.

         It is the Company's intention to sell its remaining assets, pay or make provisions for payment of all remaining claims against its assets and make one or more liquidating distributions to stockholders. After such distributions, the Company would cease all operations and activities.

         On November 16, 2000 the Company entered into an Acquisition Agreement with Hexagon AB of Stockholm, Sweden ("Hexagon") for the sale of the Metrology Business assets, including the assumption of most related liabilities, which closed on April 27, 2001. On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the sale of the Company's interest in Xygent Inc. ("Xygent"), a development stage measuring software business.

         The accompanying financial statements present Xygent and the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

Forward-Looking Statements

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other portions of this Report contain forward-looking statements concerning the Company's operations, proposed sales of assets, retained liabilities, capital requirements, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in "Risk Factors," and actual performance could differ materially from that currently anticipated by the Company. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

Critical Accounting Policies

         Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates, including those related to accounts receivable, contingencies and litigation are evaluated. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates are reviewed by management on an on-going basis. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Doubtful Accounts

         Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

         The Company is currently involved in certain legal disputes and environmental proceedings. As discussed in Note 17 of the consolidated financial statements, as of December 31, 2002, an estimate of the probable costs for the resolution of these claims has been accrued. This estimate has been developed in consultation with outside counsel and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that these proceedings will not have a material adverse effect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Recent Accounting Pronouncements

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although early adoption is allowed. The Company adopted SFAS 144 during 2002 in connection with the disposal of Xygent.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 28, "Interim Financial Reporting" ("APB 28"). SFAS 148 requires expanded disclosures within the Company's Summary of Significant Accounting Policies and within the Company's condensed consolidated interim financial information filed on Form 10-Q. SFAS 148's annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148's amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. As required, the Company adopted the disclosure provisions in 2002.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probably and reasonably estimable. It also requires a guarantor to make enhanced disclosures concerning guarantees, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the enhanced disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

         In January 2003 FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in 2003. Accordingly, the Company will adopt FASB Interpretation No. 46 effective fiscal 2003 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

Results of Operations

     2002 Compared to 2001

         In 2002 and 2001 the Company recorded a net loss of $5.9 million and net income of $21.2 million, respectively. The 2002 and 2001 results include the following:

                                                                  In Millions of Dollars
                                                                  ----------------------
                                                                    2002            2001
                                                                    ----            ----
              Loss from continuing operations                     $ (0.7)         $ (6.9)
              Income (loss) from discontinued operations            (5.2)           34.6
              Extraordinary item                                       -            (6.5)
                                                                  ------          ------
              Net loss                                            $ (5.9)         $ 21.2
                                                                  ======          ======

         The 2002 loss from continuing operations includes the Company's corporate headquarters activities, along with the operations of the commercial rental activity of the North Kingstown facility and royalties from the gravel extraction and landfill property in the United Kingdom.

         Rental income and gravel royalty income of $3.5 million in 2002 is greater than the rental and gravel royalty income in 2001 by $.2 million. The Company does not have any new tenants and the rental income for 2002 represents twelve months of rental income from space occupied by Hexagon while the rental income for 2001 represents eight months of rental income from Hexagon. Hexagon has reduced the amount of space occupied in the North Kingstown facility during 2002. In late 2002 the Company relocated its headquarters back to the North Kingstown facility.

         Due to the sale of Xygent in August 2002 and the Metrology Business in April 2001, the Company has reduced the general and administrative ("G&A") function of the Company, by eliminating certain corporate overhead expenses not otherwise reclassified on a part of "discontinued operations". As a result of the sale of Xygent, and conclusion in December 2002 of an arbitration proceeding to determine the deferred purchase price from the sale of Xygent in August 2002, the Company replaced the CEO on January 24, 2003 with a new CEO who has significant real estate management experience. In connection with this change, the Company made a payment of approximately $1.7 million (as described in detail under Item 11) to the former chief executive officer to settle a compensation arrangement which had not yet been finalized but was in the process of being finalized and to resolve a severance dispute. The Company recorded additional charges of $.5 million during 2002 to increase the accrual related to the amount owed to the former CEO to an aggregate amount of $1.7 million at December 31, 2002.

         Interest expense of $.4 million in 2002 has decreased from 2001 by $2.5 million. This is entirely due to the repayment of the majority of the Company's debt in connection with the disposal of the Metrology Business in April 2001. The only remaining debt of the Company is the mortgage on the North Kingstown facility of which $2.4 million remains outstanding at December 31, 2002.

         Other income of $.2 million in 2002 decreased by $1.0 million from 2001 primarily due to a reduction in interest income. This decrease in interest income is the result of a decrease in invested cash and cash equivalents along with a decrease in interest rates.

         Results from continuing operations in 2002 included a $247 tax provision. This tax provision relates to the taxable income generated by the Company's subsidiary owning the United Kingdom property. In prior years this asset was owned by the Company's subsidiary that had losses available to shelter such income. As a result of the sale of the Metrology Business, this asset was retained and transferred to a new subsidiary that had no such losses available.

         2001 Compared to 2000

         In 2001 and 2000 the Company recorded net income of $21.2 million and a net loss of $57.3 million, respectively. The 2001 and 2000 results include the following:

                                                    In Millions of Dollars
                                                -----------------------------
                                                     2001             2000
                                                     ----             ----
           Loss from continuing operations      $         (6.9)   $     (13.7)
           Income(loss) from discontinued
               operations                                 34.6          (43.6)
           Extraordinary item                             (6.5)             -
                                                --------------    -----------
           Net income                           $         21.2    $     (57.3)
                                                ==============    ===========

         The 2001 loss from continuing operations includes the Company's corporate headquarters activities, along with the operations of the commercial rental activity of the North Kingstown facility and the gravel extraction and landfill property in the United Kingdom.

         Due to the sale of the Metrology Business in April 2001, the Company has reduced the general and administrative ("G&A") function of the Company in 2001. Although total G&A expense in 2001 only decreased by $.2 million from 2000 on an annual basis, the Company has actually reduced the recurring G&A expense in 2001 from 2000 as a result of the Company no longer owning the Metrology Business. As a result of the April 2001 closing of the transaction with Hexagon, the Company had certain arrangements that were not yet finalized, relating to a change in control contract with an executive officer who remained as the CEO. While the details of the CEO's compensation arrangement had not been finalized and a contract had not been executed, certain provisions of the arrangement had been agreed upon which resulted in the Company recording a charge, included in G&A, of $1.2 million during the year 2001. Additionally, in 2001 the Company recorded a charge of $.5 million for further environmental investigation and remediation costs related to the North Kingstown facility.

         Interest expense of $2.9 million in 2001 decreased from 2000 by $4.8 million. This is entirely due to the repayment of the majority of the Company's debt (as discussed above), with the exception of the mortgage on the North Kingstown facility. As a result of such repayment, the Company had to pay a prepayment penalty and related costs of $6.6 million. This amount is reflected as an extraordinary item in the statement of operations for 2001.

         Other income of $1.2 million in 2001 increased by $.6 million over 2000 due primarily to the increase in interest income arising from increased invested cash and cash equivalents.

         Results from continuing operations in 2001 included a $139 tax provision. This tax provision relates to the taxable income generated by the Company's subsidiary owning the gravel pit in the United Kingdom. In prior years this asset was owned by the Company's subsidiary that had losses available to shelter such income. As a result of the sale of the Metrology Business, this asset was retained and transferred to a new subsidiary that had no such losses available.

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

         As a result of the sale of the Metrology Business to Hexagon on April 27, 2001, the Company paid all of the $50 million private placement notes, including accumulated interest and prepayment penalties totaling $8 million, and the balance of the $30 million Revolving Credit Agreement. In addition, all of the foreign short-term and long-term debt was assumed by Hexagon. After the sale of the Metrology Business, the Company has no external debt other than a mortgage on the North Kingstown Facility, which was retained by the Company ($2.4 million was outstanding on this mortgage at December 31, 2002).

         The Company had cash and cash equivalents of approximately $4.4 million at December 31, 2002 after reflecting the 2002 results of its real estate management operation, receipt in August 2002 of $2.25 million in connection with the sale of Xygent and after the completion of arrangements to transfer to Hexagon the Company's interest in the Metrology Business Joint Venture in China, (which required on January 23, 2002 a net cash outlay of $250,000 by the Company). As noted under "Results of Operations", subsequent to December 31, 2002, the Company has paid (including some small amounts to be paid in the future) its former CEO approximately $1.7 million relating to settlement of a compensation and severance dispute.

         There is no assurance that the future months' expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, environmental problems or expenses of maintaining the Company as a "public" reporting company (see Risk Factors: Liquidity Risk; There may not be adequate resources for funding the operation of the Company). In addition, the Company has not sold the North Kingstown Facility, or adjoining acreage, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to the anticipated proceeds from such sales.

         The Company's plan to continue as a going-concern relies on its ability to achieve positive cash flow from its landlord operations of the North Kingstown property and its gravel extraction and landfill operations on its United Kingdom property. The Company's efforts to continue as a going-concern would be negatively affected by a distribution to stockholders of the net proceeds from a sale of its North Kingstown property.

Cash Flow

         Net cash used in operations in 2002 was $2.9 million compared with $9.5 million in 2001 and $12.0 million in 2000. In the calculation of net cash used in operations for the year ended December 31, 2002, the net loss of $5.9 million was increased by the loss on the sale of Xygent of $.9 million, by the loss from the discontinued operations of $4.3 million and decreased by the payment of pension obligations of $.7 million. In the calculation of net cash used in operations for the year ended December 31, 2001, the net income of $21.2 million was reduced by the gain on the sale of the Metrology Business of $47.1 million, by the loss from the discontinued operations of $12.5 million, increased by the extraordinary item related to the extinguishment of debt of $6.6 million and decreased by the payment of pension obligations of $4.4 million. Cash flows from working capital decreased in 2002 from 2001 by $1.9 million. This change was predominately due to the settlement of the compensation dispute with former employees as discussed in Footnote 17 of the financial statements.

         Net cash provided by investment transactions was $2.0 million compared with $141.3 million in 2001. This included proceeds from the disposal of Xygent of $2.25 million in 2002 and from the disposal of the Metrology Business, $141.3 million in 2001. This difference is attributable to the different business disposal transactions.

         Cash used in financing activities in 2002 was $.1 million. Financing transactions during 2002 consisted of $.9 million repayment on the mortgage offset by the April 2002 purchase of a net minority interest in Xygent by Hexagon of $1.0 million. Cash used in financing activities in 2001 was $126.2 million. Financing transactions during 2001 consisted of repayment of the $27.4 million principal balance due under the Company's $30 million Revolving Credit Facility and the repayment of the long-term senior notes (including prepayment penalties) of $56.6 million; payment on the mortgage of $.9 million; distribution to the stockholders of $44.5 million; and equity contributions related to the exercise of stock options of $1.8 million; offset by proceeds from the purchase of a net minority interest in Xygent by Hexagon of $1.4 million.

         Cash used by the discontinued operations amounted to $3.3 million and $5.8 million in 2002 and 2001, respectively and discontinued operations provided cash of $10.0 million in 2000.

Working Capital

         The North Kingstown property and the related mortgage have been classified as current at December 31, 2002 as a result of the Company's expressed intention to sell the property and management's expectations that the property will be sold in 2003. While the Company has decided to sell the U.K. property as well, management believes it is unlikely that the sale of the U.K. property will occur within the next year. Accordingly, the carrying value of the U.K. property is classified as Land on the Company's Consolidated Balance Sheets. The net assets of the Company's discontinued operations have been reclassified as current in 2002. Excluding these assets the Company had working capital related to the continuing operations of $2.0 million at December 31, 2002 and $3.5 million at December 31, 2001. This decrease in working capital is primarily the result of the use of working capital to make payments on the mortgage and the pension liability to a previous CEO.

                                  RISK FACTORS

         After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001, and after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. ("Hexagon") of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), the Company is no longer engaged in the active conduct of these businesses. The Company now conducts operations in the real estate management business and is holding its Rhode Island and United Kingdom real estate for sale.

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

Risk of not Receiving Acceptable Offers for the Purchase of its Properties Held for Sale

         The principal risk facing the Company overall is the risk that continuing poor economic conditions (perhaps aggravated by international conditions) or, possibly, environmental problems, as outlined in more detail below, may prevent the Company from obtaining prices for its real estate properties (or for the entire Company) that reflect management's expected fair market value for the North Kingstown facility, for the largely vacant acreage adjoining the North Kingstown facility (which may be sold separately) and for the Company's United Kingdom property.

         The Company believes that, based on discussions with its real estate consultants, securing a tenant for the vacant space at the North Kingstown property and completion of the Remedial Action Work Plan ("RAWP") should result in a higher fair market value for the North Kingstown property and improve the chances for the sale of the property. However, there can be no assurance that either of these two matters will be completed successfully by the Company or that the Company's expectation as to future increased market value of the property will prove to be the case. (See "Environmental Risks" below.)

Environmental Risks

         Subsequent to the sale of Xygent to Hexagon as discussed above, the nature of the Company's operations are not affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. In addition, the Company receives claims from time to time for toxic tort injuries related to the use of certain material in pumps sold by its hydraulic pump operations, which business was sold many years ago. Thus far the toxic claims have not resulted in any material exposure, but there is no assurance that this will be the result of all such future toxic claims. Because the law in this area is developing rapidly, and because such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown facility and property on which the North Kingstown facility is located) that the Company may face in the future.

         A Phase II environmental investigation on the North Kingstown property, completed in June, 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management ("RIDEM"). After extensive testing, the Company submitted a RAWP to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP.

         The Company has awarded a contract for the remediation work and has engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The Company expects the remediation work to be completed in the next few months, and expects the cost of the remediation work to be not more than $500,000 accrued by the Company as of December 31, 2002. The Company has obtained insurance against additional unknown environmental liabilities at the North Kingstown site. However, there is no assurance that the Company will be able to complete the RAWP for the accrued costs, and that ongoing monitoring of contaminants will not indicate further environmental problems.

Trading of the Company's Class A Common Stock on the OTC Bulletin Board

         The Company's Class A Common Stock was delisted from the New York Stock Exchange and commenced trading on the OTC Bulletin Board under the symbol "BNSXA" and was listed on the Boston Stock Exchange on February 11, 2002. It is expected that the OTC Bulletin Board will be replaced in late 2003 by a proposed new exchange, the BBX (Bulletin Board Exchange), which will, among other things, be able to deny listing or delist issuers who fail to meet the BBX imposed listing standards. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

         The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing stockholders, as a result of the Company's possible failure to meet the listing standards of the new BBX.

Auditor's Opinion

         The Company received a report from its independent auditors for the year ended December 31, 2002, containing an explanatory paragraph stating that the Company's operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company may continue to receive a similar opinion from the auditors in the future.

Liquidity Risk; There may not be Adequate Resources for Funding the Operations of the Company

         There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a "pubic" reporting Company under SEC regulations) will not be greater than anticipated, or that the expected cash flow from its real estate management operations will not thereafter be less than anticipated and that a liquidity problem may not arise, (see "Liquidity and Capital Resources" in the Management's Discussion and Analysis). In addition, the Company has not sold the North Kingstown property, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to all or a portion of the anticipated proceeds for such asset sales, subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends, liquidation and dissolution and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990's).

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no derivative financial instruments or derivative commodity instruments. The Company's long-term debt (the mortgage on the North Kingstown Facility) is a fixed rate U.S. dollar denominated obligation. An increase in market interest rates would not increase the Company's interest expense or result in a material change in the fair value of its debt obligation.

ITEM 8--FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                                                                                           Page Number
                                                                                           -----------
       Report of Independent Auditors - Ernst & Young LLP                                       18

       Consolidated Statements of Operations for the Years Ended
       December 31, 2002, 2001 and 2000                                                         19

       Consolidated Balance Sheets at December 31, 2002 and 2001                                20

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000                                                         21

       Consolidated Statements of Shareowners' Equity for the Years Ended
       December 31, 2002, 2001 and 2000                                                         22

       Notes to Consolidated Financial Statements                                             23-38

                         Report of Independent Auditors

To the Shareholders and Directors
  of BNS Co.

We have audited the accompanying consolidated balance sheets of BNS Co. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNS Co. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

                              /s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 7, 2003

                                     BNS Co.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2002, 2001 and 2000
                  (dollars in thousands, except per share data)

                                                                      2002                  2001                  2000
                                                                ------------------   -------------------    ------------------
Rental income                                                   $            2,482   $             2,391    $            1,334
Gravel royalty revenue                                                       1,018                   949                   726
                                                                ------------------   -------------------    ------------------
Revenue                                                                      3,500                 3,340                 2,060
General and administrative                                                   3,812                 8,402                 8,571
                                                                ------------------   -------------------    ------------------
     Operating loss                                                           (312)               (5,062)               (6,511)
Interest expense                                                               394                 2,909                 7,726
Other income, net                                                              227                 1,218                   564
                                                                ------------------   -------------------    ------------------
Loss from continuing operations before income taxes and                       (479)               (6,753)              (13,673)
   extraordinary item
Income tax provision                                                           247                   139                     -
                                                                ------------------   -------------------    ------------------
Loss from continuing operations before extraordinary item                     (726)               (6,892)              (13,673)
Discontinued operations:
   Loss from operations                                                     (4,277)              (12,485)              (37,399)
   Gain (loss) from disposal                                                  (916)               47,113                (6,237)
                                                                ------------------   -------------------    ------------------
     Income (loss) before extraordinary item                                (5,919)               27,736               (57,309)
Extraordinary item                                                              --                (6,566)                   --
                                                                ------------------   -------------------    ------------------
     Net income (loss)                                          $           (5,919)  $            21,170    $          (57,309)
                                                                ==================   ===================    ==================

Income (loss) per share, basic and diluted,
   from continuing operations                                   $            (0.25)  $             (2.41)   $            (4.98)
     Discontinued operations                                                 (1.78)                12.08                (15.90)
     Extraordinary item                                                          -                 (2.29)                    -
                                                                ------------------   -------------------    ------------------
Net income (loss) per common share, basic and diluted           $            (2.03)  $              7.38            $  (20.88)
                                                                ==================   ===================    ==================

     The accompanying notes are an integral part of the financial statements

                                     BNS Co.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001
                    (dollars in thousands, except share data)

                                                                                                2002              2001
                                                                                                ----              ----
                                     ASSETS
Current assets

  Cash and cash equivalents                                                                   $  4,416          $  8,656
  Other receivables, net of $87 and $826 allowance in 2002 and 2001, respectively                1,037             1,198
  Assets held for sale                                                                           2,514             2,363
  Assets related to discontinued operations                                                        139             6,164
  Available for sale investments                                                                    93                 -
  Prepaid expenses and other current assets                                                        512               347
                                                                                              --------          --------
     Total current assets                                                                        8,711            18,728
Property, machinery and equipment
  Land                                                                                             445               415
  Machinery and equipment                                                                           37                23
                                                                                              --------          --------
                                                                                                   482               438
  Less accumulated depreciation                                                                     14                 9
                                                                                              --------          --------
                                                                                                   468               429
  Other assets                                                                                      84               126
                                                                                              --------          --------
                                                                                              $  9,263          $ 19,283
                                                                                              ========          ========

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                       $  4,048          $  6,732
  Current portion of long-term debt                                                              2,360             3,317
  Liabilities related to discontinued operations                                                     -               794
                                                                                              --------          --------
     Total current liabilities                                                                   6,408            10,843
Long-term liabilities                                                                            2,527             3,291
Commitments and contingencies                                                                        -                 -
Shareowners' equity
  Preferred stock; $1 par value; authorized 1,000,000 shares; none issued                            -                 -
  Common stock
     Class A, par value, $.01; authorized 30,000,000 shares; issued shares
        2,947,987 in 2002 and 2,861,240 in 2001                                                     29                29
     Class B, par value, $.01; authorized 2,000,000 shares; issued shares
        52,975 in 2002 and 64,007 in 2001                                                            1                 1
  Additional paid-in capital                                                                    86,981            85,950
  Retained deficit                                                                             (86,292)          (80,373)
  Unamortized value of restricted stock awards                                                     (88)               --
  Accumulated other comprehensive income (loss)                                                    152                (3)
  Treasury stock; 8,518 shares in 2002 and 2001, at cost                                          (455)             (455)
                                                                                              --------          --------
     Total shareowners' equity                                                                     328             5,149
                                                                                              --------          --------
                                                                                              $  9,263          $ 19,283
                                                                                              ========          ========

     The accompanying notes are an integral part of the financial statements

                                     BNS Co.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)

                                                                                      2002               2001               2000
                                                                                      ----               ----               ----
Cash Used in Operations:

Net income (loss)                                                                   $  (5,919)         $  21,170          $ (57,309)
Adjustment to reconcile net income (loss) to net cash used in operating activities from continuing operations:

   Loss from discontinued operations                                                    4,277             12,485             37,399
   (Gain) loss from disposal of business                                                  916            (47,113)             6,237
   Extraordinary item-extinguishment of debt                                                -              6,566                  -
   Amortization of intangible asset                                                         -                572                  -
   Environmental reserve on asset held for sale                                             -                500                  -
   Investment shares received                                                             (93)                 -                  -
   Depreciation and amortization                                                          175                 48                 33
   Unfunded pension                                                                      (752)            (4,380)            (1,313)
   Change in long-term liabilities                                                          -                216                788
Changes in Working Capital:
   (Increase) decrease in other receivables                                               161                 40                (11)
   Decrease (increase) in prepaid expenses
      and other current assets                                                           (165)             1,398                236
   (Decrease) increase in accounts payable
      and accrued expenses                                                             (1,496)              (991)             1,901
   Increase in other assets                                                                 3                  -                  -
                                                                                    ---------          ---------          ---------
      Net Cash Used In Operations                                                      (2,893)            (9,489)           (12,039)
                                                                                    ---------          ---------          ---------
Investment Transactions:
   Capital expenditures                                                                   (14)               (23)                 -
   Proceeds from sale of metrology business, net of expenses                              925            141,285                  -
   Payments related to sale of metrology business                                      (1,200)                 -                  -
   Proceeds from sale of Xygent, net of expenses                                        2,250                  -                  -
                                                                                    ---------          ---------          ---------
      Cash Provided by Investment Transactions                                          1,961            141,262                  -
                                                                                    ---------          ---------          ---------
Financing Transactions:
   Payment of notes payable                                                                 -            (27,400)                 -
   Payment of long-term senior notes payable                                                -            (56,566)                 -
   Payment on mortgage                                                                   (957)              (883)              (683)
   Distribution to shareholders                                                             -            (44,480)                 -
   Equity contributions                                                                     -              1,772                704
   Purchase of minority interest                                                         (688)            (1,116)                 -
   Contribution from minority interest                                                  1,500              2,500                  -
                                                                                    ---------          ---------          ---------
   Cash Provided (Used in) by Financing Transactions                                     (145)          (126,173)                21
                                                                                    ---------          ---------          ---------

Cash Provided by (Used in) Discontinued Operations                                     (3,288)            (5,771)            10,015
Effect of Exchange Rate Changes on Cash                                                   125                (55)                 -
                                                                                    ---------          ---------          ---------

Cash and Cash Equivalents:

   Decrease during the period                                                          (4,240)              (226)            (2,003)
   Beginning balance                                                                    8,656              8,882             10,885
                                                                                    ---------          ---------          ---------
   Ending balance                                                                   $   4,416          $   8,656          $   8,882
                                                                                    =========          =========          =========

Supplementary Cash Flow Information:
   Interest Paid                                                                    $     361          $   3,378          $   7,546
                                                                                    =========          =========          =========
   Taxes Paid                                                                       $     290          $     230          $   2,300
                                                                                    =========          =========          =========

     The accompanying notes are an integral part of the financial statements

                                     BNS Co.

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                         Unamortized
                                                                           value of      Accumulated
                                              Additional                  restricted        other
                         Shares    Common       paid in     Retained        stock       comprehensive    Treasury      Total
                           *        Stock       capital      deficit        awards       income(loss)     stock        Equity
                    --------------------------------------------------------------------------------------------------------------
Balance Dec. 31,
  1999                   2,703    $      27    $ 126,573    $ (44,234)   $        -       $ (10,377)    $    (455)   $  71,534

Net loss                     -            -            -      (57,309)            -               -             -      (57,309)
Foreign currency
  translation
  adjustment                 -            -            -            -             -          (3,786)            -       (3,786)
                                                                                                                     ---------
Comprehensive
  loss                                                                                                                 (61,095)
ESOP
  contribution              63            1          703            -             -               -             -          704
                    ----------------------------------------------------------------------------------------------------------
Balance Dec. 31,
  2000                   2,766    $      28    $ 127,276    $(101,543)   $        -       $ (14,163)    $    (455)   $  11,143

Net income                   -            -            -       21,170             -               -             -       21,170
Foreign currency
  translation
  adjustment                 -            -            -            -             -          14,160             -       14,160
                                                                                                                     ---------
Comprehensive
  income                                                                                                                35,330

Dividend Paid
  ($15.25 per
  share)                     -            -      (44,480)           -             -               -             -      (44,480)
Exercise of stock
  options                  159            2        1,770            -             -               -             -        1,772
Acquisition of
  subsidiary
  minority interest          -            -        1,384            -             -               -             -        1,384
                    ----------------------------------------------------------------------------------------------------------
Balance Dec. 31,
  2001                   2,925    $      30    $  85,950    $ (80,373)   $        -       $      (3)    $    (455)   $   5,149

Net loss                     -            -            -       (5,919)            -               -             -       (5,919)
Foreign currency
  translation
  adjustment                 -            -            -            -             -             155             -          155
                                                                                                                     ---------
Comprehensive
  loss                                                                                                                  (5,764)

Restricted stock
  awards                    76            -          219            -          (219)              -             -            -
Amortization of
  restricted stock
  awards                     -            -            -            -           131               -             -          131
Acquisition of
  subsidiary
  minority interest          -            -          812            -             -               -             -          812
                    ----------------------------------------------------------------------------------------------------------
Balance Dec. 31,
  2002                   3,001    $      30    $  86,981    $ (86,292)   $      (88)      $     152     $    (455)   $     328
                    ==========================================================================================================

* Number of shares have been restated to reflect the effect of the one-for-five reverse stock split in 2001.

     The accompanying notes are an integral part of the financial statements

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES

Business

The Company completed the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden ("Hexagon") on April 27, 2001. After the sale, the Company continued the business of developing and producing measuring software through its controlled subsidiary, Xygent, Inc., formerly BSIS ("Xygent"). In August 2002, pursuant to a Securities Purchase Agreement dated August 16, 2002, Hexagon Holdings Inc., a subsidiary of Hexagon AB, acquired all of BNS Co.'s interest in Xygent. The remaining business of the Company is the ownership of the real estate property in North Kingstown, Rhode Island (from which it derives rental revenue) and the operation of a gravel extraction and land fill property in the U.K. (from which it derives royalties).

Basis of Presentation

The consolidated financial statements of BNS Co. (the "Company") include the accounts of BNS Co. and its wholly owned subsidiary, BNS Co. (PH) Ltd. All inter-company transactions have been eliminated from the consolidated financial statements.

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

In connection with the change of the Company to a real estate management company, rental income and gravel royalty revenue has been reclassified to Revenue from Other income, net. Additionally, certain account balances for the prior years have been reclassified to conform to the current year financial statement presentation.

Machinery and Equipment

Machinery and equipment is carried at cost and is being depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 3 to 12 years for machinery and equipment. Depreciation expense was $5, $9, and $0 in 2002, 2001 and 2000, respectively.

Other Assets

Other assets include capitalized debt fees, which are being amortized on a straight-line basis over 5 years. Amortization expense for these assets was $39, $39, and $33, in 2002, 2001, and 2000, respectively.

Foreign Currency

Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates, and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners' equity account titled accumulated other comprehensive income (loss).

There were no forward exchange contracts outstanding at December 31, 2002 and 2001.

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, such items consist of foreign currency translation gains and losses. Accumulated other comprehensive income (loss) at December 31, 2002 and 2001 are comprised of currency translation adjustments of $152 and $(3), respectively.

Stock Incentive Plans

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees (see Footnote 10 for further details).

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No.109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized. The Company has decided not to reinvest foreign funds and will repatriate available funds to the U.S. No deferred tax liability has been recorded related to the unremitted funds as such repatriation will not generate additional U.S. taxation.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash on hand and deposits in banks with a maturity of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, equity securities, receivables and trade payables. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, equity securities, receivables and trade payables is considered to be representative of their respective fair value, due to the short term nature of these instruments.

Investments

The company classifies its investments held as available for sale and accounts for them at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as other comprehensive income. The Company classifies available-for-sale securities as current if the Company expects to sell the securities within one year or if the Company intends to utilize the securities for current operations. All other available-for-sale securities are classified as non-current. Gain or loss on sale of investments is based upon the specific identification method.

Receivables

Receivables are carried at original invoice amount less an estimate made for doubtful receivables resulting from the inability of customers to make required payment. This amount of the reserve is based on an analysis of the receivable outstanding. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

required which would result in an additional expense in the period such determination was made. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. No interest is recorded on receivables.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 10 for further information on stock-based compensation. The following table summarizes the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective years. Since all options were either exercised or forfeited as a result of the sale of the Metrology Business to Hexagon, the remaining compensation expense has been recorded in 2001 for pro forma purposes:

                                                           2001       2000
                                                           ----       ----

  Net income (loss) as reported                          $ 21,170   $(57,309)
  Deduct: Total stock-based employee compensation
    determined under fair value based method for all
    awards, net of related tax effects                        644        456
                                                         --------   --------
  Pro forma net income (loss)                            $ 20,526   $(57,765)
  Net income (loss) per share: basic and diluted as
    reported                                             $   7.38   $ (20.88)
  Pro forma net income (loss) per share: Basic and
    diluted                                              $   7.07   $ (21.04)


Recently Issued Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although early adoption is allowed. The Company adopted SFAS 144 in connection with the disposal of Xygent.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 28, "Interim Financial Reporting" ("APB 28").

                                    BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

SFAS 148 requires expanded disclosures within the Company's Summary of Significant Accounting Policies and within the Company's condensed consolidated interim financial information filed on Form 10-Q. SFAS 148's annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148's amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. As required, the Company adopted the disclosure provisions in 2002.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probably and reasonably estimable. It also requires a guarantor to make enhanced disclosures concerning guarantees, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the enhanced disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

In January 2003 FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in 2003. Accordingly, the Company will adopt FASB Interpretation No. 46 effective fiscal 2003 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

2. GOING CONCERN

Although losses for periods prior to the Company's sale of its Metrology Business to Hexagon on April 27, 2001 are not relevant to the Company's current operations, the Company recorded losses with respect to its continuing operations for all quarters of 2001 subsequent to the sale of the Metrology Business and three of the four quarters in 2002. The Company paid off all liabilities on its loan agreements (excluding the mortgage on the North Kingstown facility) following the sale to Hexagon. Management's plan to continue as a going-concern rely on the cash flow from its property rental operations on the North Kingstown property and the royalty income from the UK property. In addition, the Company's efforts to continue as a going-concern will be negatively affected by any sale of its North Kingstown property (and any related distribution of all or a portion of the net sales proceeds, after providing for retained liabilities and satisfaction of legal requirements, to stockholders). There can be no assurance that such sale can be completed.

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

3. DISCONTINUED OPERATIONS

On March 5, 2001, the Company entered into an Asset Purchase Agreement to sell the assets of its Israeli electronics business to Orbotech, Ltd. On April 27, 2001, pursuant to an acquisition agreement dated November 16, 2000 with Hexagon, the Company completed the sale of the remaining Metrology Business assets, including the assumption of most related liabilities.

                                    BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the purchase of the Company's interest in Xygent, a development stage measuring software business unit. Hexagon paid the Company $2,250 in cash on August 20, 2002, and was obligated to pay the Company a deferred purchase price of up to $750 subject to possible adjustment relating to an Xygent equity value calculation as of August 16, 2002, as specified in the Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, which resulted in a deferred purchase price payment of $604, which was paid on January 22, 2003. In connection with the sale of Xygent, the Company was released from its lease in Warwick, Rhode Island and relocated its headquarters to the Company's North Kingstown property.

The Securities Purchase Agreement requires that the Company indemnify Hexagon for certain matters, including matters concerning the Company's representations and warranties concerning Xygent. Prior to the sale of the Company's interests to Hexagon, Hexagon held 23% of the issued and outstanding shares of Xygent and the Company held 77% of the issued and outstanding shares of Xygent. The purchase price was determined by arms-length negotiation between representatives of the Company and Hexagon.

The purchase price for the sale of the Metrology Business was $170,000 less a $12,800 cash adjustment based on the terms of the Acquisition Agreement. After the cash adjustment and payment of all U.S. bank debt and long-term senior note-holder obligations, the Company received net proceeds of approximately $70,000. The assets and liabilities related to the Metrology Business and Xygent for all periods presented have been reclassified to assets and liabilities of discontinued operations.

The results of the discontinued operations have been reported separately on the consolidated statements of operations. Summarized results of the discontinued operations are as follows:


                                                                 2002         2001        2000
                                                                 ----         ----        ----
         Sales                                                 $    26     $ 89,872    $ 280,392


          Loss from operations, net of income taxes             (4,277)     (12,485)      (9,998)
          Gain (loss) on disposal                                 (916)      47,113       (6,237)
          Cumulative effect of change in accounting
             related to the Metrology Business                      --           --      (27,401)
                                                              ----------------------------------

          Net income (loss) from discontinued operations       $(5,193)    $ 34,628    $ (43,636)
                                                              ==================================

In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101). The effects of this adoption have been reclassified to discontinued operations.

As a result of adopting SAB 101, the Company changed the way it recognized revenue for machines sold to customers. Prior to the adoption of SAB 101, the Company recognized revenue when the machines were shipped and title passed to the customer. Effective as of January 1, 2000, the Company recognized revenue for machines sold to customers once the performance of machines is accepted by the customers.

4.  ASSETS HELD FOR SALE

The Company holds its North Kingstown property for sale, and has received preliminary expressions of interest from potential purchasers. Although a definitive agreement has not been reached as of the date of this report, the Company continues to pursue sale opportunities and management believes a sale is likely within the next year. Accordingly, the carrying value of the North Kingstown property is classified as Assets Held For Sale on the Company's Consolidated Balance Sheets.

                                    BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

The Company has received a preliminary expression of interest for the purchase of the U.K. property. However, the Company has not yet actively marketed the property and no definitive agreement has been reached as of the date of this report. Management believes it is unlikely that the sale of the U.K. property will occur within the next year. Accordingly, the carrying value of the U.K. property is classified as Land on the Company's Consolidated Balance Sheets.

Currently, the North Kingstown facility is leased to various tenants under operating lease agreements. These leases expire within five years. The future minimum rentals related to the property are $2,263 in 2003, $2,170 in 2004, $2,214 in 2005, $870 in 2006 and $452 in 2007.

5.  AVAILABLE FOR SALE INVESTMENTS

During 2002 the Company received common shares of an insurance company as a result of the demutualization of that company. The receipt of these shares has been recorded in other income on the statement of operations. The fair market value of these shares are recorded in available for sale investments on the balance sheet. No unrealized gain or loss was recorded in comprehensive income related to this investment as the fair value of the investment approximates the Company's carrying value.

6.  INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

                                                   2002       2001       2000
                                                   ----       ----       ----
     Domestic                                   $ (1,296)  $ (7,234)   $(14,058)
     Foreign                                         817        481         385
                                                --------   --------    --------
     Loss from continuing operations before
         income taxes                           $   (479)  $ (6,753)   $(13,673)
                                                ========   ========    ========

The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                  2002        2001       2000
                                                  ----        ----       ----
     Taxes Computed at 34%                      $   (163)  $ (2,296)   $ (4,649)
     Foreign Taxes                                   247        139           -
     Net operating losses not benefited              163      2,296       4,649
                                                --------   --------    --------
              Income tax provision              $    247   $    139    $      0
                                                ========   ========    ========

The income tax provision (benefit) from continuing operations before discontinued operations and extraordinary items consisted of the following:

                                                 2002        2001        2000
                                                 ----        ----        ----
Current:
         Federal                                $   --     $    --     $    --
         State                                      --          --          --
         Foreign                                   230         133          --
                                                ------     -------     -------
                                                $  230     $   133     $    --
Deferred:
         Federal                                    --          --          --
         Foreign                                    17           6          --
                                                ------     -------     -------
                                                    17           6          --
                                                ------     -------     -------
Income tax provision                            $  247     $   139     $    --
                                                ======     =======     =======

                                    BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

The Company has reclassified the income taxes related to the Metrology Business and Xygent to the loss from discontinued operations. The Company has recorded an income tax provision related to discontinued operations of $0, $751, and $2,800 for the years ended December 31, 2002, 2001, and 2000, respectively.

The components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                     2002         2001
                                                   -------      -------
Deferred tax assets:
         Other receivable reserve                  $    43      $   313
         Depreciation                                  154          303
         Loss carryforwards                         22,027       22,296
         Accrued expenses                              794        2,852
         Other                                         118          131
                                                   -------      -------
                  Gross deferred assets             23,136       25,895
Less valuation allowance                            23,079       25,697
                                                   -------      -------
                  Deferred tax asset               $    57      $   198
                                                   =======      =======
Deferred tax liabilities:
         Asset basis differences                   $    57      $    --
         Other                                          44          209
                                                   -------      -------
                  Deferred tax liability           $   101      $   209
                                                   =======      =======

A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carry-forwards and a portion of the other deferred tax assets. The Company recorded a $2,618 decrease in the valuation allowance to reflect the elimination of deferred tax assets associated with the disposal of Xygent.

For income tax purposes, the Company has a U.S. operating loss and capital loss carry-forwards of $61,871 and $3,800, respectively. The U.S. net operating loss carry-forward expires between 2018 and 2022.

The Inland Revenue Service in the United Kingdom is currently examining the U.K. income tax returns for 2000 and 2001. The Company believes the results of the examination will not have a material effect on the financial statements.

7. RELATED PARTY TRANSACTIONS

The Company leases a portion of its North Kingstown facility to Hexagon under a non-cancelable lease agreement for a period of five years commencing in April 2001. In addition to the rental payment the agreement provides that Hexagon will bear the cost of other expenses associated with the rented space. Total rental income from Hexagon received for the year ended December 31, 2002 and 2001 was $1,083 and $1,003, respectively. Future minimum rentals are $841 annually for years 2003 through 2005 and $280 for the year 2006.

The net balance of accounts receivable due from Hexagon as of December 31, 2002 and 2001 is $746 and $973, respectively which includes $604 on December 31, 2002 related to the acquisition of Xygent and $925 on December 31, 2001 related to the acquisition of the Metrology Business Joint Ventures in China by Hexagon. The $604 accounts receivable due from Hexagon as of December 31, 2002 related to the acquisition of Xygent was paid subsequent to year end.

                                    BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

The net balance of accounts payable and accrued expenses due to Hexagon as of December 31, 2002 and 2001 is $69 and $143, respectively.

A Director of the Company is a partner of a law firm that provides legal services to the Company. Total fees incurred to this law firm during 2002 and 2001 were $1,081 and $1,343, respectively.

8. OTHER INCOME AND EXPENSE

Other income (expense), net from continuing operations includes:

                                                   2002       2001        2000
                                                 -------    -------     -------

Interest income                                  $   102    $ 1,231     $   591
Exchange losses                                       --         (7)         --
Income from insurance company investment              93         --          --
Other income (expense)                                32         (6)        (10)
Loss on sale of fixed assets                          --         --         (17)
                                                 -------    -------     -------
Other income                                     $   227    $ 1,218     $   564
                                                 =======    =======     =======

9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the Company's allowance for doubtful accounts is as follows:


                                    Amount
                                 Charged, net                         (1)
                  Balance at     of Recoveries                      Foreign     Balance at
                 Beginning of    to Costs and         (2)          Currency       End of
                    Period         Expenses        Deductions     Translation     Period
                 -------------------------------------------------------------------------
     2002              $  826          $   (30)       $   709           $  --       $   87
     2001               4,461              826          4,461              --          826
     2000 (3)           4,759            1,088          1,072            (314)       4,461

(1) Adjustment resulting from translating allowance for doubtful accounts of foreign subsidiaries at year-end exchange rates.

(2) Write-offs of uncollectible accounts; in 2001 assets and related reserves were sold.

(3) Amounts are attributable to the Metrology Business and are presented in Assets related to discontinued operations.

                                    BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

10. INCENTIVE AND RETIREMENT PLANS

The Company has for many years utilized stock options and other stock-based awards as part of its overall management incentive compensation programs. The grant of options under the 1989 Equity Incentive Plan (the `89 Plan), as amended, expired February 24, 1999 and the plan terminated following the sale of the Metrology Business. On February 12, 1999, the Company adopted the 1999 Equity Incentive Plan (the `99 Plan).

Stock Incentive Plans

Under the provisions of the Company's `99 Plan, a variety of stock and stock based incentive awards, including stock options, are available to be granted to eligible key employees of the Company and its subsidiaries. The Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. No options were granted in 2001 or 2002. The options previously granted under the `99 Plan were exercisable for a seven-year term, of Class A Common Stock granted at exercise prices between $1.875 and $2.375 per share. As a result of the sale of the Metrology Business, all of the options previously granted under the `99 Plan and the `89 Plan became exercisable upon the closing date of the transaction. All options not exercised at that time have since expired.

Option activity is summarized as follows:

                                                2001                             2000
                                   -----------------------------------------------------------------------
                                      Options      Weighted-Average     Options        Weighted-Average
                                       (000)       Exercise Price        (000)         Exercise Price
                                  ------------------------------------------------------------------------
    Outstanding--beginning of
    year                                   378             $29.15           402                $35.80

    Granted                                  -                  -            47                  9.55

    Exercised                             (160)             11.20             -                     -

    Forfeited or canceled                 (218)             42.00           (71)                39.25

                                  ------------                        ---------

    Outstanding--end of year                 0                  -           378                $29.15
                                  ============                        =========
    Exercisable at end of
         Year                                0                  -           191                $48.85
    Weighted average fair
        value of options
        granted during the
        year                                                                                   $ 8.25

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

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rates of 5.0%, volatility factors of the expected market price of the Company's common stock of 128%, and a weighted-average expected life of the option of 4.25 years. No dividend yield was utilized due to the fact that the Company did not anticipate that it would pay dividends from continuing operations in the foreseeable future.

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

On April 19, 2002 the Board of Directors approved the award of an aggregate of 75,715 shares of restricted Class A common stock to members of the Board as payment of their Retainer for May through December 2001 and 2002. The vesting date for removal of the restriction, with one exception, is July 18, 2003 or the sale of the North Kingstown, Rhode Island facility, whichever comes first. The vesting date for restriction of one director was June 7, 2002 as he retired from the Board effective that date. In June 2002, 5,715 shares became fully vested. The entire award was recorded at fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense related to these restricted shares amounted to $131 during 2002. 124,645 shares of Class A Common Stock or Class B Common Stock remain available for issuance under the `99 Plan.

Profit Incentive Plan

Under the provisions of the Company's Amended Profit Incentive Plan as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. Plan awards provisions under the Plan in the amounts of $0, $0, and $1,659 were made for 2002, 2001, and 2000, respectively, based on performance objectives for the respective year.

Long-Term Deferred Cash Incentive Plan

The Brown & Sharpe Key Employee's Long-Term Deferred Cash Incentive Plan (the "LTDCIP") provides long-term deferred incentive compensation to key executive employees of the Company with award credits being established, subject to certain vesting requirements, in unfunded LTDCIP accounts for each LTDCIP participant. The LTDCIP was amended in 1998 to provide that beginning in 1998 participant award opportunities are individually determined by the Compensation and Nominating Committee of the Board of Directors administering the LTDCIP as a percentage of adjusted annual pre-tax profit. As a result of the sale of the Metrology Business, this plan was terminated and all amounts accrued under the plan were distributed to the participants. The expenses related to this plan of $0, $0, and $(149) for 2002, 2001, and 2000, respectively, have been reflected in discontinued operations.

Savings Plans

The Company has a 401(k) plan for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios. The savings plans' expense for the three years ended December 31, 2002 was $0, $192, and $2,052, respectively.

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

Stock Ownership Plan

Under the provisions of the Company's Employee Stock Ownership Plan ("ESOP"), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age. The ESOP may also borrow funds to purchase common shares, in which event the Company would contribute amounts as necessary to pay down the indebtedness. As a result of the disposition of the Metrology Business, the Company terminated the ESOP effective April 27, 2001. All funds under this plan were distributed to participants during 2001. The Company received in May 2002 the final termination determination from the Internal Revenue Service. ESOP expense was $0 in 2002, 2001, and 2000. In lieu of a contribution to the ESOP, the Board of Directors approved an additional 2% contribution to each participant of the Savings Plan during 2000.

Retirement Plans

The Company had beginning in 1998, a Senior Executive Supplemental Umbrella Pension Plan covering certain key employees in the United States. In connection with the disposition of the Metrology Business, the benefits earned by certain key management under Senior Executive Supplemental Umbrella Pension Plan were either distributed during the year or provisions were made for such distribution, and the plan was terminated. The Defined Contribution Plan expense recorded in discontinued operations for the three years ended December 31, 2002 was $0, $452, and $1,089, respectively.

11. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share in 2002, 2001, and 2000 because the computation of diluted income (loss) per share would have an anti-dilutive effect on income (loss) per share. The computation of basic and diluted income (loss) per share is as follows:

                                                       2002             2001         2000
                                                       ----             ----         ----
       Numerator:
       Loss from continuing operations
           before extraordinary item                $    (726)      $  (6,892)     $(13,673)
       Income (loss) from discontinued
           operations                                  (5,193)         34,628       (43,636)
       Extraordinary item                                   -          (6,566)            -
                                                   ----------      ----------     ---------
       Net income (loss)                            $  (5,919)      $  21,170      $(57,309)
                                                   ==========      ==========     =========

       Denominator for basic and diluted
           income (loss) per share                      2,920           2,867         2,745
                                                   ==========      ==========     =========
       Net income (loss) per share - basic
           and diluted:
       Loss from continuing operations              $   (0.25)      $   (2.41)     $  (4.98)
       Income (loss) from discontinued
           operations                                   (1.78)          12.08        (15.90)
       Extraordinary item                                   -           (2.29)            -
                                                   ----------      ----------     ---------
       Basic and diluted income (loss) per
           share                                    $   (2.03)      $    7.38      $ (20.88)
                                                   ==========      ==========     =========

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (dollars in thousands, except share and per share data)

12. OTHER ASSETS

                                               2002             2001
                                               ----             ----

           Capitalized Debt Costs              $  194           $  194
           Other                                    1                4
                                           ----------      -----------
                                                  195              198
           Accumulated amortization               111               72
                                           ----------      -----------
                                               $   84           $  126
                                           ==========      ===========

13. DEBT

The Company has a mortgage payable on the North Kingstown facility with an original principal amount of $4,900. The mortgage is payable in monthly installments including interest computed at 8.12% per annum. The mortgage matures in February 2005 and is secured by the North Kingstown Facility. The outstanding balance on the mortgage was $2,360 and $3,317 at December 31, 2002, and 2001, respectively. Future maturities of the mortgage are $1,038 in 2003, $1,125 in 2004 and $197 in 2005. This mortgage payable has been classified as current in order to match the classification of the security for this debt.

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

The Company had a $30,000 three-year syndicated multi-currency revolving credit arrangement with four banks. Following the consummation of sale to Hexagon on April 27, 2001, the Company paid the outstanding balance of $27,400.

14. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

                                                         2002         2001
                                                         ----         ----
        Unfunded accrued pension cost                   $1,127       $1,891
        Taxes payable                                    1,400        1,400
                                                      --------     --------
                                                        $2,527       $3,291
                                                      ========     ========

15. COMMON STOCK

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

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

Both classes of common stock have equal rights upon liquidation. Class A Common Stock may not receive less cash dividends per share than Class B Common Stock, nor may such dividends be less frequent. The Class A Common Stock has one vote per share. Except as otherwise provided by the Certificate of Incorporation and by law, the Class B Common Stock has ten votes per share, and the Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner's family and certain others affiliated with the shareowner. During 2002 and 2001, 11,032, shares and 36,334 shares respectively, were converted from Class B Common Stock to Class A Common Stock.

16. PREFERRED STOCK PURCHASE RIGHTS

On February 13, 1998, the Board approved a new Rights Plan and declared a dividend purchase right (a Right) for every outstanding share of the Company's Class A Common Stock and Class B Common Stock to be distributed on March 9, 1998 to stockholders of record as of the close of business on that date. The Rights expire on February 13, 2008 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events. On October 10, 2002 the Board approved an amendment to the Rights Plan to increase the percentage threshold which would trigger distribution of the Rights and reduce the exercise price of each Right under the Plan.

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Participating Preferred Stock, $1.00 par value per share, at a price of $12.00 per one one-hundredth of a share, subject to adjustment. The Rights will, on the distribution date, separate from the Common Stock and become exercisable ten days after a person has acquired beneficial ownership of 45% or more of the outstanding shares of Common Stock of the Company or commencement of a tender or exchange offer that would result in any person owning 45% or more of the Company's outstanding Common Stock.

Each holder of a Right will in such event have the right to receive shares of the Company's Class A Common Stock having a market value of two times the exercise price of the Right, which has been set at $12.00; and in the event that the Company is acquired in a merger or other business combination, or if more than 25% of its assets or earning power is sold, each holder of a Right would have the right to receive common stock of the acquiring company with a market value of two times the exercise price of the Right. Following the occurrence of any of these events, any Rights that are beneficially owned by any acquiring person will immediately become null and void. The Company, by a majority vote of the Board, may redeem the Rights at a redemption price of $.01 per Right.

17. CONTINGENCIES

The Company is a defendant in a variety of legal claims that arise in the normal course of business.

In January 2003 the Company reached a settlement and made a payment of approximately $1,700 to its former CEO and CFO to settle a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized. This entire amount has been accrued as of December 31, 2002.

During 2002, the Company settled a dispute with two former executives as to the amounts due them under their Change-In-Control contracts that were triggered by the 2001 Hexagon transaction. The terms of the settlement of an arbitration proceeding included payment of a negotiated amount plus reasonable and properly documented legal and accounting fees and disbursements incurred by the former employees. The Company had adequately provided for this liability.

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (dollars in thousands, except share and per share data)

A Phase II environmental study on the North Kingstown Facility completed in 2002 indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management (RIDEM). After extensive testing, the Company submitted a RAWP to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP.

The Company believes, based on the advice of consultants and on contractor bids received, that the estimated costs for further investigation and remediation of the identified problems are approximately $500. A reserve in the amount of $500 has been recorded related to these potential costs as a reduction of assets held for sale.

                                     BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. QUARTERLY DATA (UNAUDITED)



                                                    Previously                               Previously
                                                    ----------                               ----------
                                                     Reported            Restated             Reported           Restated
                                                     --------            --------             -------            --------
                                                      Mar 31              Mar 31              June 30             June 30
                                                 ----------------      -------------      ---------------     --------------
2002
----

Sales                                            $             11      $           -      $            15     $            -

Gross profit                                                 (297)                 -                 (292)                 -

Rental income                                                   -                625                    -                627

Gravel royalty revenue                                          -                225                    -                252
                                                 ----------------      -------------      ---------------     --------------

Revenue                                                         -                850                    -                879


Income (loss) from continuing operations                   (1,566)                38               (2,909)              (310)

Income (loss) from discontinued
    operations, net of income taxes                           (46)            (1,650)                   -             (2,599)
Extraordinary item-extinguishment of debt                       -                  -                    -                  -
                                                 ----------------      -------------      ---------------     --------------

Net income (loss)                                $         (1,612)     $      (1,612)     $        (2,909)    $       (2,909)
                                                 ================      =============      ===============     ==============

Net income (loss) per share, basic and
    diluted, from continuing operations          $          (0.54)     $        0.01      $         (1.00)    $        (0.11)
Discontinued operations                                     (0.02)             (0.57)                   -              (0.89)
Extraordinary item                                              -                  -                    -                  -
                                                 ----------------      -------------      ---------------     --------------
Net income (loss) per common share-basic
    and diluted                                  $          (0.56)     $       (0.56)     $         (1.00)    $        (1.00)
                                                 ================      =============      ===============     ==============

                                                     Sept 30              Dec 31
                                                 ---------------      -------------
2002
----

Sales                                            $             -      $           -

Gross profit                                                   -                  -

Rental income                                                626                604

Gravel royalty revenue                                       304                237
                                                 ---------------      -------------

Revenue                                                      930                841


Loss from continuing operations                              (65)              (389)

Income (loss) from discontinued
    operations, net of income taxes                       (1,419)               475
Extraordinary item-extinguishment of debt                      -                  -
                                                 ---------------      -------------

Net income (loss)                                $        (1,484)     $          86
                                                 ===============      =============

Net income (loss) per share, basic and
    diluted, from continuing operations          $         (0.02)     $       (0.13)
Discontinued operations                                    (0.49)              0.17
Extraordinary item                                             -                  -
                                                 ---------------      -------------
Net income (loss) per common share-basic
    and diluted                                  $         (0.51)     $        0.04
                                                 ===============      =============

On August 16, 2002, the Company sold its ownership in Xygent to Hexagon. As a result of this transaction, all activity related to Xygent is required to be presented as discontinued operations for all periods presented. The previously reported results included in the Company's Form 10-Q for the three months ending March 31, 2002 and June 30, 2002 are restated here to reflect the classification of Xygent as discontinued operations.

                                   BNS Co.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

QUARTERLY DATA (UNAUDITED) (continued)

                                    Previously             Previously                          Previously
                                    ----------             ----------                          ----------
                                     Reported   Restated    Reported   Restated                 Reported     Restated
                                     --------   --------    --------   --------                 --------     --------
                                      Mar 31     Mar 31     June 30    June 30     Sept 30       Dec 31       Dec 31
                                    ----------  --------   ----------  --------   ---------    ----------   ----------
2001
-----
Sales                               $      -    $      -   $      -    $      -   $      -     $     91     $        -
Gross profit                               -           -          -           -          -         (253)             -

Rental income                              -         303          -         656        735            -            697

Gravel royalty revenue                     -         144          -         302        252            -            251
                                    --------    --------   --------    --------   --------     --------     ----------
Revenue                                    -         447          -         958        987            -            948
Income (loss) from continuing
  operations                          (5,338)     (4,085)    (3,055)     (1,552)    (1,336)      (1,414)            81
Income (loss) from discontinued
  operations, net of income taxes     (3,411)     (4,664)    44,125      42,622     (1,279)        (556)        (2,051)
Extraordinary item-extinguishment
  of debt                                  -           -      6,566       6,566          -            -              -

                                    --------    --------   --------    --------   --------     --------     ----------
Net income (loss)                   $ (8,749)   $ (8,749)  $ 34,504    $ 34,504   $ (2,615)    $ (1,970)    $   (1,970)
                                    ========    ========   ========    ========   ========     ========     ==========

Net income (loss) per share, basic
  and diluted, from continuing
  operations                        $  (1.93)   $  (1.48)  $  (1.06)   $  (0.53)  $  (0.46)    $  (0.48)    $     0.03
Discontinued operations                (1.24)      (1.69)     15.34       14.81      (0.44)       (0.19)         (0.70)
Extraordinary item                         -           -      (2.28)      (2.28)         -            -              -
                                    --------    --------   --------    --------   --------     --------     ----------
Net income (loss) per share,
     basic and diluted              $  (3.17)   $  (3.17)  $  12.00    $  12.00   $  (0.90)    $  (0.67)    $    (0.67)
                                    ========    ========   ========    ========   ========     ========     ==========

On August 16, 2002, the Company sold its ownership in Xygent to Hexagon. As a result of this transaction, all activity related to Xygent is required to be presented as discontinued operations for all periods presented. The previously reported results included in the Company's Form 10-Q and Form 10-K for the three months ended March 31, 2001, June 30, 2001 and December 31, 2001 are restated here to reflect the classification of Xygent as discontinued operations.

PART 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table summarizes information regarding directors of the Company as of March 13, 2003:

                                                 Principal Occupation During
                                                     Last Five Years and
                                                   Directorships in Public
                                                   -----------------------
      Name (Age)                 Year First         Reporting and Other
   (Board Committee              Elected a          -------------------
     Membership)                  Director              Companies
     ----------                   --------              ---------
Terms Expiring in 2003
----------------------

Richard M. Donnelly (59)            1999      Currently a principal in the firm
(Executive, Compensation and                  of Donnelly Associates, a
Nominating)                                   consulting firm to manufacturing
                                              industries, and a Partner in
                                              Ripplewood Holdings, private
                                              equity investors; from 1995 to
                                              1998, President of General Motors
                                              Europe; Currently a Director of:
                                              Powerway, Inc., Oshkosh Truck
                                              Corp., and Capstone Turbine
                                              Corporation (NASDAQ); and Chairman
                                              of the Board of Niles Parts Co.
                                              Ltd., Japan, a private company
                                              majority owned by Ripplewood
                                              Holdings.

Kenneth N. Kermes (67)              2000      Chairman of the Board of Directors
(Executive, Audit)                            of BNS Co. since May 2001; Since
                                              April 2002, Vice President of
                                              Planning and Service Development,
                                              South County Hospital; from May
                                              2001 to April 2002, Partner of
                                              SeaView Capital, a private equity
                                              firm; from 1999 to 2000, President
                                              and Chief Executive Officer of BNS
                                              Co.; from May 2000 to May 2001,
                                              Partner of SeaView Capital, a
                                              private equity firm; from 1998 to
                                              1999, partner of Bay View Equity
                                              Partners, a private equity firm;
                                              from 1994 to 1998, Vice President
                                              for Business and Finance and Chief
                                              Financial and Administrative
                                              Officer, University of Rhode
                                              Island; Currently, Director,
                                              Careside, Inc., a diagnostic
                                              equipment company.

Terms Expiring in 2004
----------------------

Henry D. Sharpe, III (48)           1992      April 1999 to present, Partner,
(Audit, Corporate Governance)                 Kondon & Associates LLC, a
                                              start-up incubator; Co-founder and
                                              Technical Director, Design Lab,
                                              LLC, a multi-disciplinary product
                                              design firm specializing in
                                              development of new products; May
                                              2001 to present, Director, Gamete
                                              Technology, Inc., a start-up
                                              cryopreservation business;
                                              February 2003 to present,
                                              Director, Q-Labs, Inc., a start-up
                                              developing products in the dental
                                              field.

Howard K. Fuguet (65)               1990      Partner of the law firm of Ropes &
(Audit, Corporate Governance)                 Gray, Boston, MA.

J. Robert Held (64)                 1996      Currently a consultant to the
(Compensation and                             computer industry; from 1988 to
Nominating)                                   1995, President, Chief Executive
                                              Officer, and a Director of Chipcom
                                              Corporation, a computer
                                              communications company; Currently
                                              a Director of: e-studio, a web
                                              casting business, ESI, a software
                                              company, Art Technology Group, a
                                              public (NASDAQ) CRM company, and
                                              Azimuth Inc., a start-up in the
                                              wireless market.

Terms Expiring in 2005

John M. Nelson (71)                 1975    From September 2001 to October 2002,
(Audit, Executive, Corporate                Chairman, Commonwealth National
Governance)                                 Bank; from May 2000 to May 2001,
                                            Chairman of the Board of Directors
                                            of BNS Co.; from June 1999 to June
                                            2001, Lead Director, and from June
                                            1995 to July 1999, Chairman of the
                                            Board, The TJX Companies, Inc., an
                                            off price specialty apparel
                                            retailer. Chairman of the Board,
                                            Wyman Gordon Company, manufacturer
                                            of forgings and castings; Director,
                                            Eaton Vance Corp.; Director,
                                            Commerce Holdings, Inc., a holding
                                            company for property and casualty
                                            insurance companies.

Roger E. Levien (67)                1996    From May 1997 to present, Managing
(Compensation and                           Partner, Levien Enterprises, a
Nominating, Corporate                       consulting business; July 1992 to
Governance)                                 April 1997, Vice President, Strategy
                                            and Innovation, Xerox Corporation,
                                            Stamford, CT, manufacturer of
                                            document and office technology
                                            equipment.

The following table summarizes information regarding Executive Officers of the Company as of March 10, 2003:

Name                      Age     Positions Held During the Last Five Years
----                      ---     -----------------------------------------
Michael D. Warren         52      President and Chief Executive Officer since
                                  January 2003; Vice President and Chief
                                  Financial officer since December 2002;
                                  President of Michael Warren Associates, Inc.
                                  since October 2002; Director and Treasurer of
                                  Aquidneck Island Land Trust, a non-profit
                                  trust, since January 2003; from 2000 to 2002,
                                  Consultant, Resources, Inc., a management
                                  consulting firm; from July 1997 to March 2000,
                                  Senior Vice President-Director of Finance,
                                  U.S. Restaurant Properties, Inc., a real
                                  estate investment trust; from June 1996 to
                                  July 1997, Chief Financial Officer, Southeast
                                  Fast Food Partners, Inc., a food services
                                  operator.

Each Executive Officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based on a review of Forms 3, 4 and 5 furnished to the Company since January 1, 2002, the Company believes that all officers and directors required to file Forms 3, 4 and 5 have filed on a timely basis with respect to transactions reportable for the year 2002. In 2001 Mr. Nelson failed to file his Form 4 with respect to his sale of 1,340 shares on August 10, 2001 and with respect to his purchase of 10,000 shares on September 24, 2001 and 10,000 shares on October 5, 2001. These transactions were all covered in a Form 5 which was dated January 16, 2002 and filed with the Securities and Exchange Commission. The Form 5 also stated "The undersigned director sold and purchased, within the meaning of Section 16(b) under the Securities Exchange Act of 1934, a total of 1,340 shares within six months, constituting a violation of Section 16(b) of the Securities Exchange Act of 1934 and has consequently paid to the Company the 16(b) "profits" in the amount of $2,144." Mr. Sharpe III failed to file a Form 4 in 2000 regarding 27,728 shares gifted to him. Mr. Sharpe filed a Form 5 with the Securities and Exchange Commission on February 11, 2002 covering this gift.

ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation during each of the Company's last three fiscal years of Andrew C. Genor, who served as President and Chief Executive Officer from May 1, 2001 to January 24, 2003. Mr. Genor was succeeded by Michael Warren as the Company's President and Chief Executive Officer on January 24, 2003. Mr. Warren's compensation is detailed under Employment, Severance and other Agreements. Any compensation reported in one year is not reported as compensation for a subsequent year. In particular, any compensation accrued with respect to one year is not reported a second time in the year that such compensation is paid.

                           Summary Compensation Table

                                                                              Long-Term Compensation Awards
                                                                              -----------------------------
                              Annual Compensation                             Awards                Payouts
------------------------------------------------------------------------------------------------------------------------------
            (a)          (b)       (c)          (d)         (e)           (f)           (g)           (h)             (i)
                                                        Other Annual   Restricted    Securities
                                                          Compen-        Stock       Underlying                     All Other
Name and                          Salary       Bonus      sation        Award(s)      Options/        LTIP           Compen-
Principal Position       Year      ($)          ($)        ($)           ($)          SARs (#)      Payments ($)    sation($)
------------------------------------------------------------------------------------------------------------------------------
Andrew C. Genor          2002     243,000         --        --            --            --           513,488              --
Former President and     2001     243,000         --        --            --            --         1,200,000       2,050,974
CEO(1)(2)(3)(4)(5)       2000     243,000    189,540        --            --            --                --          52,642



(1) From May 1, 2001 to January 24, 2003, Mr. Genor was President and Chief Executive Officer of the Company. He was also Vice President and Chief Financial Officer from November 1998 to December 2002. For 1999 Mr. Genor met the cash flow performance criteria objectives (but not the net income criteria) under the Amended Profit Incentive Plan ("PIP") and was entitled to a partial bonus in the amount of $43,740. The Board of Directors determined that such amounts for certain eligible executive officers, including Mr. Genor, would be earned and paid when the Company completed a financing transaction that dealt satisfactorily with the Company's prior default situation with its principal lenders and its indebtedness/liquidity problem. These amounts were earned upon execution of the Acquisition Agreement for the sale of the Metrology Business to Hexagon on November 16, 2000 (which sale was completed on April 27, 2001). The amount in Column (d) for Mr. Genor for 2000 represents a cash bonus payment to him earned for performance in 2000 under the Company's PIP and earning of the foregoing 1999 PIP award. The Board of Directors did not approve any PIP payments for performance in 2001 or 2002.

(2) Column (i) includes: for 2000 and 2001 amounts of $16,577 and $13,784, respectively, for the year-end contributions to Mr. Genor's SARP account and the amounts referred to in Footnote 4. No year-end SARP contributions were made for 2002 to any employees, including Mr. Genor. Column (i) also includes amounts of $13,425 credited to the executive's SERP account for 2000; a payment in 2001 of $1,937,503 under the Umbrella SERP which was paid as the result of the change in control of the Company; and a $95,487 payment triggered by a change in control of the Company. As a result of the change in control of the Company, Mr. Genor received a payment of $13,760 under the SERP, which amount is not included in Column (i) because such amount was credited to Mr. Genor's account in a prior year.

(3) On February 23, 1996, the Board of Directors approved the Brown & Sharpe Key Employees' Long-Term Deferred Cash Incentive Plan ("LTDCIP"). No award credits under the LTDCIP were earned by Mr. Genor for 2000 or 2001. In 2001, Mr. Genor received a payment in the amounts of $4,246 based on the award credits which had been accrued in previous years and were paid in connection with the change in control of the Company. These payments are not included in Column (i).

(4) Column (i) includes for 2001 and 2000 amounts of $4,200 and $22,640, respectively, for Mr. Genor for payment of insurance premiums by the Company for split-dollar term life insurance for the benefit of Mr. Genor, who did not have any interest in either the cash surrender value of such policy or refunded premium in the event of termination of such policy. The insurance policy was subsequently cancelled in 2003, and a refund of $5,401 on the surrender of this policy was issued to the Company.

(5) Column (h) represents for 2002 and 2001 amounts of $513,488 and $1.2 million, respectively, accrued for Mr. Genor with respect to a compensation agreement which was in the process of being finalized. In January 2003 Mr. Genor received a compensation/severance payment of $1.6 million and is entitled to approximately $.1 million of future payments (as described in detail under Item 11). See "Employment, Severance, and Other Agreements."

Stock Option/SAR Grants

         Under provisions of the Company's 1989 Equity Incentive Plan, which Plan terminated on February 24, 1999, with no further awards being able to be made after such date, and the 1999 Equity Incentive Plan, which was approved by the stockholders on April 30, 1999 (together the "EIP"), a variety of stock and stock based awards, performance cash awards and related benefits, including stock options, both qualified incentive and non-qualified options, and stock appreciation rights ("SARs"), may be awarded to Executive Officers, other key employees of the Company and its subsidiaries, and Directors. No SARs or options were awarded to any person under the EIP in 2002. 75,715 shares of restricted stock were awarded to Directors in April 2002 in payment of the retainer fee for March 2001 through December 2002.

Aggregated Option Exercises and Fiscal Year-End Values

         There are no outstanding options being held and no options were exercised by the named Executive Officers at fiscal year end 2002. No SARs were ever granted.

Retirement Plans

         At March 13, 2003, the Company had no retirement plans or arrangements calling for payments under employment agreements, severance agreements or Change-In-Control payments other than Mr. Genor's Change-In-Control agreement (described below), which was paid out and terminated in January 2003, the Agreement with Mr. Warren dated as of January 24, 2003, as described below, and employment agreement with persons that are not executive officers.

Employment, Severance, and Other Agreements

Michael Warren Agreement

         From December 1 to December 20, 2002, Michael Warren, and his firm Michael Warren Associates, Inc., was engaged as a management consultant to the Company pursuant to the terms of his November 20, 2002 engagement letter. Mr. Warren became Vice President and Chief Financial Officer effective December 20, 2002 and, in addition, was elected President and Chief Executive Officer effective January 24, 2003. Under the Agreement, Mr. Warren provides general management consulting services, serves as President, CEO and CFO and such duties as may from time to time be agreed. Mr. Warren's compensation is based on the terms of his Consultant Agreement, which was amended on January 24, 2003 (the "Agreement"). The term of the Agreement is for one year from January 24, 2003. Per the Agreement, Mr. Warren's compensation is based on a rate of $180 per hour, for a minimum of twelve hours per week for the first twelve weeks, plus reasonable out of pocket business expenses. Mr. Warren will also receive 1.5% of the proceeds payable upon the completion of any of the following transactions, should the transactions occur during the term of his engagement or within sixty
(60) days of the completion or termination of his engagement: sale of the principal assets of the Company, including the North Kingstown, Rhode Island facility and real estate in the United Kingdom or the issuance of debt or equity financing. Upon the sale of the Company, during the term of his engagement or within sixty (60) days of the completion or termination of his engagement, to another person (whether by merger or otherwise, but excluding a transaction in which stockholders owning an aggregate of more than 50% of the stock of the Company continue to own more than 50%) and other than a sale of assets, Mr. Warren will receive 1.5% of the fair market value of the consideration received by the Company or the stockholders of the Company. These payments are to be made upon closing of the above-mentioned transaction(s).

         In the event of Mr. Warren's termination for reasons other than for "cause", whether or not after a Change-in-Control of the Company involving the sale or transfer of more than 50% of the stock of the Company, Mr. Warren will receive payment of an amount, to be paid in six monthly installments, equal to the aggregate of his hourly billing for the lesser of (i) the billing in respect of the six months preceding such termination or (ii) billing for 600 hours at the then-current hourly rate provided that this payment provision shall not be applicable if Mr. Warren previously has received or will receive any additional incentive fees as described above. The Agreement is terminable immediately for "cause", as defined in his agreement.

Change-in-Control Agreements

         The Company had a Change-in-Control ("CIC") agreement, dated August 31, 1999, with Mr. Genor, which provided for certain payments and benefits to Mr. Genor only upon a termination of his employment by the Company without cause or termination by Mr. Genor for good reason (as defined), in the event either such termination occurred after a change in control in the Company (as defined). Under such agreement, Mr. Genor was entitled to a severance payment of an amount equal to twice the sum of his base salary and specified bonus at the highest levels during the five-year period then preceding a change in control or termination, an additional severance payment equal to the annual levels in effect prior to the change in control (or termination), of the contributions, credits, and other benefits that Mr. Genor was receiving under the Company's various retirement and long-term incentive plans and the continuation for a two-year period of the Company's health and life insurance benefits at the levels in effect immediately prior to the change in control or termination. These payments and benefits would be reduced to the extent necessary to preserve their deductibility to the Company for federal income tax purposes and to avoid imposition of any "excess parachute payment" taxes under the Internal Revenue Code. Termination by Mr. Genor for good reason after a change in control included a reduction by the Company in Mr. Genor's base salary or the Company's failure to continue the compensation, retirement, and benefit plans at the levels at which Mr. Genor was participating immediately prior to the change in control, the assignment of duties inconsistent with his status as a senior executive officer, or other adverse alteration in the nature or status of his responsibilities.

         During May 2001 through December 2002, the Company had certain arrangements with Mr. Genor which were not finalized, relating to payments under his CIC Agreement as well as his compensation as Chief Executive Officer of the Company and, since January 2002, also as Chief Executive Officer of its controlled subsidiary Xygent. While all the details of these arrangements had not been finalized, certain provisions of the arrangement have been agreed upon which resulted in the Company recording a charge of $1.2 million in the third quarter of 2001 and additional monthly charges aggregating $240,000 in 2002.

         Pursuant to an Agreement and Release signed January 27, 2003 (which settled a dispute over the amount due) and a payment (less withholdings) pursuant thereto made to Mr. Genor and the provisions for insurance benefits and consulting services described below, this CIC Agreement was terminated and all of Mr. Genor's rights thereunder released. Substantially all of the amount paid to Mr. Genor had been accrued on the Company's books at December 31, 2002 (See
Note 5 to the Summary Compensation Table). Mr. Genor is currently serving as a consultant to the Company at the rate of $10,000 per month for up to six months, and as generally contemplated by the CIC Agreement, the Company is obligated to make payments to Mr. Genor specified in the Agreement and Release for medical, dental and life insurance premiums for the Years 2003 and 2004. All amounts due pursuant to this Agreement and Release were accrued on the Company's books at December 31, 2002. The total accrual related to the above amount at December 31, 2002 amounted to $1.7 million.

Director Compensation

         As retainer compensation for services for the last three quarters of year 2001 and for the year 2002, the Board of Directors voted on April 19, 2002 to issue 10,000 restricted shares of the Company's Class A Stock to each director, except that the Board of Directors voted to issue Russell Boss 5,715 restricted shares of Class A Stock because his term in office as a director would expire on June 7, 2002. Effective June 7, 2002, Mr. Boss is no longer a member of the Board of Directors. No additional retainer was paid to directors who are Chairpersons of a Committee. Pursuant to a vote of the Board of Directors on April 19, 2002, for services after March 31, 2001, each Director receives a fee of $750 for each Board meeting attended and $500 for each Committee meeting attended as well as a fee of $375 for each teleconference Board meeting, and $250 for each teleconference Committee meeting, which lasted more than one-half hour in duration. As of March 13, 2003, an aggregate of 75,715 shares of Class A Stock had been issued to directors as retainer compensation, of which 70,000 were still restricted shares.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

I.   Security Ownership of Certain Beneficial Owners

      Set forth below, as of March 13, 2003 are the persons or groups known to the Company who beneficially own, under the applicable rules and regulations of the Securities and Exchange Commission, more than 5% of any class of the Company's voting securities.

                                                     Title of Class     Amount and Nature                    Percent of
                                                     --------------     -----------------                    ---------
                                                       of Common          of Beneficial          Percent     Combined
                                                       ---------          -------------          -------     --------
                                                       Stock                Ownership            of Class     Voting
                                                                                                              ------
                                                                                                               Power
                                                                                                               -----
   Name and Address
   ----------------
  of Beneficial Owner                                                    Direct     Indirect
  -------------------                                                    ------     --------
Ingalls & Snyder LLC (1)                                Class A         560,060         --         18.9         16.5
61 Broadway                                             Class B              --         --           --           --
New York, NY  10006

William Reed Simmons, Managing Director                 Class A         481,040         --         16.3         14.1
of Ingalls & Snyder LLC (1)                             Class B              --         --           --           --
61 Broadway
New York, NY  10006

Dimensional Fund Advisors Inc.(2)                       Class A         203,494         --          6.9          6.0
1299 Ocean Avenue                                       Class B              --         --           --           --
11th Floor
Santa Monica, CA  90401

Hummingbird Management, LLC                             Class A         288,747         --          9.8          8.5
(f/k/a Morningside Value Investors LLC) (3)             Class B              --         --           --           --
153 East 53rd Street
New York, NY  10022

Paul D. Sonkin, Managing Member of                      Class A         290,747         --          9.8          8.6
Hummingbird Management, LLC (3)                         Class B              --         --           --           --
153 East 53rd Street
New York, NY  10022

Gabelli Asset Management Inc. (4)                       Class A         477,647         --         16.2         14.0
One Corporate Center                                    Class B              --         --           --           --
Rye, NY 10580-1434

Schroder Investment Management (5)                      Class A              --         --           --           --
International Ltd.                                      Class B           5,666         --         12.8          1.7
31 Gresham Street
London EC2V 7QA, United Kingdom

Henry D. Sharpe, III (6)                                Class A          41,826         --          1.4          1.2
471 Carpenter Lane                                      Class B          10,608         --         23.9          3.1
Saunderstown, RI  02874

Douglas Sharpe (6)                                      Class A          19,451         --            *            *
401 Silver Hill Road                                    Class B           6,487         --         14.6          1.9
Concord, MA  01742

Sarah Sharpe (6)                                        Class A          19,460         --            *            *
680 Sudbury Road                                        Class B           6,491         --         14.7          1.9
Concord, MA  01742

* less than 1%

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

     STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

 (1) Ingalls & Snyder LLC ("I&S"), a registered broker-dealer and investment advisor, is deemed to have beneficial ownership over the aggregate 560,060 shares reported, which are comprised of 41,180 shares held in the accounts of William Reed Simmons (who is a Managing Director of I&S) and certain members of his immediate family and 518,880 shares held in the accounts of I&S customers which I&S has discretionary authority. Mr. Simmons may be deemed to be the beneficial owner of 481,040 shares, which are comprised of the 41,180 shares mentioned above and 439,860 shares held in accounts of I&S customers which he has discretionary authority over. I&S has sole voting and dispositive power over 68,400 shares and has shared dispositive power over 491,660 shares. Mr. Simmons has sole voting and dispositive power over 41,180 shares and has shared dispositive power over 439,860 shares.

 (2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and dispositive control over and is deemed to have beneficial ownership of the reported shares, all of which shares are held in portfolios of various registered investment companies and trusts, all of which Dimensional Fund Advisors Inc. serves as investment manager or advisor. Dimensional disclaims beneficial ownership of all such shares.

 (3) Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC) ("Hummingbird"), a Delaware limited liability company, acts as an investment manager to The Hummingbird Value Fund, LP and The Hummingbird Microcap Value Fund, LP, which together hold the aggregate shares reported here. Hummingbird has sole investment discretion and voting authority with respect to the investments owned of record by each of these funds and is deemed to be the beneficial owner of the shares owned by them. Hummingbird disclaims any beneficial ownership of the shares reported. Paul D. Sonkin is managing member and control person of Hummingbird and as such may be deemed the beneficial owner of the reported shares. Additionally Mr. Sonkin is the record and beneficial owner of 2,000 shares held individually by him and therefore may be deemed to be the beneficial owner of 290,747 shares of Class A Stock. Mr. Sonkin disclaims any beneficial ownership of any shares not individually held by him.

 (4) Gabelli Asset Management, Inc. ("GAMI"), is the parent company of the following companies, which, with the 3,687 shares owned by GAMI, in the aggregate own 477,647 shares of Class A Stock: Gabelli Funds, LLC, a registered investment advisor, which holds 84,000 shares; GAMCO Investors, Inc., a registered investment advisor, which holds 216,100 shares; and Gabelli Securities, Inc., a majority owned subsidiary of GAMI, which holds 173,860 shares. Each company has sole voting and dispositive control over and is deemed to have beneficial ownership of the reported shares.

(5) Schroder Investment Management International Ltd., an investment advisor, has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares.

(6) Various members of the family of Henry D. Sharpe, Jr. (father of Henry D. Sharpe, III) beneficially own an aggregate of 104,331 shares of common stock of the Company comprised of 80,741 shares of Class A Stock and 23,590 shares of Class B Stock of the Company. These holdings amount in the aggregate to 2.7% and 53.2%, respectively, of each class of stock and represent collectively 9.3% of the combined voting power of the Class A Stock and Class B Stock. These shares are comprised of (a) 41,826 shares of Class A Stock and 10,608 shares of Class B Stock beneficially owned by Henry Sharpe, III; (b)19,451 shares of Class A Stock and 6,487 shares of Class B Stock held by the Douglas Boyd Sharpe Revocable Trust; (c) 19,460 shares of Class A Stock and 6,491 shares of Class B Stock held by the Sarah Sharpe Revocable Trust; (d) 2 shares of Class A Stock and 2 shares of Class B Stock held in the Henry D. Sharpe, Jr. Revocable Trust; and (e) 2 shares of Class A Stock and 2 shares of Class B Stock held in the Peggy Sharpe Revocable Trust. The shares held by the various individual family members or, in some cases, within the various family trusts relating to a single family member are owned by the respective individual family members or in trusts as to which each such individual family member has sole voting power and dispositive power.

II. Security Ownership of Management

     The following table and accompanying footnotes set forth certain information about the beneficial ownership of the Company's Class A Stock and Class B Stock as of March 13, 2003 by the Directors, the Executive Officers and all Directors and Executive Officers (including the Chief Executive Officer during the year 2002) as a group.

                                                                                                                     Percent of
                                                                          Amount and Nature                          ----------
                                                   Title of Class         -----------------            Percent        Combined
                                                   --------------           of Beneficial              -------        --------
                                                     of Common              -------------              of Class        Voting
                                                     ---------                Ownership                --------        ------
                                                       Stock                  ---------                                 Power
                                                       -----                                                            -----
                     Name
                     ----
              of Beneficial Owner                                        Direct      Indirect
              -------------------                                        ------      --------
Henry D. Sharpe, III (1)                              Class A             41,826       --                 1.4            1.2
                                                      Class B             10,608       --                23.9            3.1

John M. Nelson                                        Class A             40,800       --                 1.4            1.2
                                                      Class B                 --       --                  --             --

Howard K. Fuguet                                      Class A             11,000       --                   *              *
                                                      Class B                 --       --                  --             --

J. Robert Held                                        Class A             11,800       --                   *              *
                                                      Class B                 --       --                  --             --

Roger E. Levien                                       Class A             11,200       --                   *              *
                                                      Class B                 --       --                  --             --

Richard A. Donnelly                                   Class A             10,000       --                   *              *
                                                      Class B                 --       --                  --             --

Kenneth N. Kermes                                     Class A             40,000       --                 1.4            1.2
                                                      Class B                 --       --                  --             --

Michael Warren                                        Class A                 --       --                  --             --
                                                      Class B                 --       --                  --             --

Andrew C. Genor (2)                                   Class A            113,000       --                 3.8            3.3
                                                      Class B                 --       --                  --             --

All Directors and Executive
   Officers (as a Group 9 persons)                    Class A            279,626       --                 9.5            8.2
                                                      Class B             10,608       --                 23.9           3.1


* Less than one percent (1%)


(1) See Footnote (6) I. Security Ownership of Certain Beneficial Owners.
(2) Effective January 24, 2003, Mr. Genor is no longer an officer of the Company.

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 1999 Equity Incentive Plan as of December 31, 2002. The Company's 1999 Equity Incentive Plan was approved by the Company's stockholders on April 30, 1999. See "Director Compensation" above concerning grants of restricted stock to the directors of the Company in April 2002. These grants are reflected in the table below.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                          Number of Securities
                                                                                           Remaining Available
                                           Number of                                       for Future Issuance
                                       Securities to be          Weighted-Average             Under Equity
                                          Issued Upon           Exercise Price of          Compensation Plans
                                          Exercise of          Outstanding Options,       (Excluding Securities
                                          Outstanding          Warrants and Rights             Reflected in
           Plan Category               Options, Warrants                                        Column (a))
                                          and Rights
                                              (a)                      (b)                          (c)
Equity compensation plans approved
by security holders                                     0                          0                     124,645  (1)

Equity compensation plans not
approved by security holders                            0                          0                           0
                                      -------------------     ----------------------     ------------------------------
Total                                                                                                    124,645

(1) 124,645 shares remain available for issuance under the Company's 1999 Equity Incentive Plan as of December 31, 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard K. Fuguet is a Director and also a Partner in the law firm of Ropes & Gray, Boston, Massachusetts, which has provided legal services to the Company since 1957.

     The Company is party to an agreement with Michael Warren Associates, Inc. concerning the compensation of Mr. Warren. See "Employment, Severance, and Other
Agreements: Michael Warren Agreement" above.

                                     PART IV

ITEM 14 - CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, which consists of the Company's President and Chief Executive Officer who is also the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer (who is also the Company's Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Financial Statement Schedules

Financial Statements filed in Item 8 of this Annual Report:
-----------------------------------------------------------

     Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Balance Sheets at December 31, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareowners' Equity for the Years Ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements - December 31, 2002

Schedules Omitted.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are not inapplicable, or the information is included in the financial statements.

(a) The response to this portion of Item 15 is submitted as a separate section of this report.

(b) A Form 8-K was filed on October 15, 2002 to report an amendment to the Shareholders Rights Plan.

(c) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules - No financial statement schedules were filed for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BNS Co.
                                             (Registrant)

Date: March 25, 2003                      By: /s/ Michael D. Warren
      ---------------------                   -------------------------------
                                                 Michael D. Warren
                                                 President and Chief Executive
                                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kenneth N. Kermes                     3/25/03             /s/ Howard K. Fuguet                 3/25/03
-------------------------------------------------             --------------------------------------------
Kenneth N. Kermes                            Date             Howard K. Fuguet                        Date
Chairman of the Board and Director                            Director



/s/ John M. Nelson                        3/25/03             /s/ Richard M. Donnelly              3/25/03
-------------------------------------------------             --------------------------------------------
John M. Nelson                               Date             Richard M. Donnelly                     Date
Director                                                      Director


/s/ J. Robert Held                        3/25/03             /s/ Roger E. Levien                  3/25/03
-------------------------------------------------             --------------------------------------------
J. Robert Held                               Date             Roger E. Levien                         Date
Director                                                      Director



/s/ Henry D. Sharpe, III                  3/25/03             /s/ Michael D. Warren                3/25/03
-------------------------------------------------             --------------------------------------------
Henry D. Sharpe, III                         Date             Michael D. Warren                       Date
Director                                                      President and Chief Executive Officer
                                                              Vice President and Chief Financial Officer
                                                              (Principal Executive Officer)
                                                              (Principal Financial Officer)
                                                              (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Michael Warren, certify that:

1. I have reviewed this annual report on Form 10-K of BNS Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 25, 2003

                           /s/ Michael Warren
                           -------------------
                           President and Chief Executive Officer

I, Michael Warren, certify that:

1. I have reviewed this annual report on Form 10-K of BNS Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 25, 2003

                             /s/ Michael Warren
                             -------------------
                             Chief Financial Officer

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

  3.12 Amendment to Section 14 of the By-laws adopted August 8, 2002. This exhibit was filed as Exhibit 3.12 to the Company's 10-Q for the quarter ending September 30, 2002, and is hereby incorporated by reference.

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

  10.17 Brown & Sharpe Savings and Retirement Plan for Management Employees dated December 23, 1998 and are hereby incorporated by reference.

  10.18 First Amendment to Brown & Sharpe Savings and Retirement Plan for Management Employees dated as of April 30, 1999 and are hereby incorporated by reference.

  10.19 Second Amendment to Brown & Sharpe Savings and Retirement Plan for Management Employees dated as of December 26, 2001 and are hereby incorporated by reference.

  10.20 Brown & Sharpe Savings and Retirement Plan and BNS Co. Savings and Retirement Plan Instrument of Merger dated as of December 31, 2001 and are hereby incorporated by reference.

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

  10.24 First Amendment to Instrument of Termination and Amendment to First Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement dated as of November 14, 2001 and are hereby incorporated by reference.

  10.25 Notice to Stockholders regarding Shareholder Rights Plan dated May 21, 2001 filed as Exhibit 99.1 to Report on Form 8-K filed May 21, 2001 and incorporated herein by reference.

  10.29 Additional Amendment to Instrument of Termination and Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement dated as of February 12, 2002. This exhibit was previously filed as Exhibit 10.29 to the Company's 10-Q for the quarter ending March 31, 2002, and is hereby incorporated by reference.

  10.30 Stock Purchase Agreement, dated April 8, 2002, between Xygent Inc. and BNS Co. This exhibit was filed as Exhibit 10.31 to the Company's 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

  10.31 2002 Stock Purchase Agreement, dated as of April 8, 2002, between Xygent Inc. and BNS Co. relating to the purchase of 13,206 shares of Common Stock of Xygent in connection of retirement of $1.5 million in intercompany debt. This exhibit was filed as Exhibit 10.31 to the Company's 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

  10.32 Omnibus Agreement, dated April 19, 2002, by and among Xygent Inc., Brown & Sharpe Inc., Hexagon Holdings, Inc. and Hexagon AB. This exhibit was filed as Exhibit 10.32 to the Company's 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

  10.33 Securities Purchase Agreement, dated as of August 16, 2002, by and among the Company, Xygent Inc. and Hexagon Holdings, Inc. This exhibit was filed as Exhibit 1 to the Company's 8-K filed on September 3, 2002, and is hereby incorporated by reference.

  10.34 Amendment No. 2, dated as of October 10, 2002, to the Rights Plan, dated as of February 13, 1998, as amended, originally between the Company and BankBoston N.A. This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 15, 2002, and is hereby incorporated by reference.

 +10.35 Agreement and Release, dated as of January 27, 2003, between the Company and Andrew C. Genor and is filed herewith.

 +10.36 Amended and Restated Engagement Letter, dated as of January 24, 2003, between Michael Warren Associates, Inc. and the Company and is filed herewith.

  10.37 First Amendment to the BNS Co. Savings and Retirement Plan dated as of December 20, 2002 filed herewith.

 +10.38 Form of Indemnity Agreement with Michael Warren dated December 20, 2002 filed herewith.

  21.     Subsidiaries of the Registrant.

  23.     Consent of Independent Auditors - Ernst & Young LLP.

  99.1    Certification of Chief Executive Officer

  99.2    Certification of Chief Financial Officer

+ This identifies management contracts or compensatory plans.