Form 10-Q
period 2003-03-31
BNS CO
filed 2003-04-29
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-5881

BNS Co.

(Exact name of registrant as specified in its charter)

Delaware	050113140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Frenchtown Road, Suite 2, North Kingstown, Rhode Island 02852

(Address of principal executive offices and zip code)

(401) 886-7404

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐ No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 2,956,661 of Class A common stock, 44,301 shares of Class B common stock, par value $0.01 per share, outstanding as of March 31, 2003.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31
	2003	2002
Rental income	$566	$625
Gravel royalty revenue	188	225

Revenue	754	850
General and administrative	808	692

Operating income (loss)	(54)	158
Interest expense	78	113
Other income, net	33	46

Income (loss) from continuing operations before income tax	(99)	91
Income tax provision	33	53

Income (loss) from continuing operations:	(132)	38
Loss from discontinued operations, net of income taxes	(20)	(1,650)

Net loss	$(152)	$(1,612)

Net loss per share basic and diluted from continuing operations	$(0.04)	$0.01
Discontinued operations	(0.01)	(0.57)

Net loss per common share basic and diluted	$(0.05)	$(0.56)

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash	$2,898	$4,416
Other receivable, net of $87 allowance at March 31 and
December 31	390	1,037
Assets held for sale or disposition	2,986	2,959
Assets related to discontinued operations	119	139
Available for sale securities	85	93
Prepaid expenses & other current assets	353	512

Total current assets	6,831	9,156
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	16	14

	21	23
Other assets	74	84

	$6,926	$9,263

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,271	$4,048
Current portion of long-term debt	2,108	2,360

Total current liabilities	4,379	6,408
Long-term liabilities	2,366	2,527
Commitments and contingencies	—	—
Shareowners’ equity
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 2,956,661 shares at March 31 and 2,947,987 shares at December 31	29	29
Class B, par value, $.01; authorized 2,000,000 shares; issued 44,301 at March 31 and 52,975 at December 31	1	1
Additional paid-in capital	86,981	86,981
Retained deficit	(86,444)	(86,292)
Unamortized value of restricted stock awards	(48)	(88)
Accumulated other comprehensive income	117	152
Treasury stock: 8,518 shares at March 31, 2003 and December 31, 2002 at cost	(455)	(455)

Total shareowners’ equity	181	328

	$6,926	$9,263

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31
	2003	2002
Cash Used in Operations:
Net loss	$(152)	$(1,612)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52	10
Changes in operating assets and liabilities	(1,736)	(578)
Changes in assets and liabilities related to discontinued operations and assets held for sale	(16)	412

Net Cash Used in Operations	(1,852)	(1,768)

Investment Transactions:
Acquisition of property, plant and equipment	—	(5)
Proceeds from sale of business, net of expenses	604	925
Payment related to sale of Metrology Business	—	(1,200)

Cash Provided (Used) by Investing Transactions	604	(280)

Financing Transactions:
Payment of notes payable	(252)	(232)

Cash Used in Financing Transactions	(252)	(232)

Effect of Exchange Rate Changes on Cash	(18)	(2)

Cash and Cash Equivalents:
Decrease during the period	(1,518)	(2,282)
Beginning balance	4,416	8,656

Ending balance	$2,898	$6,374

Supplementary Cash Flow Information:
Interest Paid	$69	$103

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in thousands)

For the Three Months Ended March 31, 2003

	Shares	Common Stock $.01 par value	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at January 1, 2003	3001	$30	$86,981	$(86,292)	$(88)	$152	$(455)	$328

Net loss	—	—	—	(152)	—	—	—	(152)

Unrealized loss in investment	—	—	—	—	—	(8)	—	(8)

Foreign currency translation adjustment	—	—	—	—	—	(27)	—	(27)

Comprehensive loss								(187)
Amortization of restricted stock awards	—	—	—	—	40	—	—	40

Balance at March 31, 2003	3001	$30	$86,981	$(86,444)	$(48)	$117	$(455)	$181

* The accompanying notes are an integral part of the financial statements

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

1.	BNS Co. (the “Company”) is a real estate management company deriving rental revenues from an owned office and industrial building in North Kingstown, Rhode Island. The Company also owns a gravel extraction and landfill property in the United Kingdom, from which it derives royalty income, and holds approximately 133 acres of undeveloped land adjacent to its North Kingstown building. As previously disclosed, it is the Company’s intention to sell its remaining assets, dissolve and set up a liquidating trust pursuant to which it will pay, or make provision for payment of, claims against its assets and make one or more liquidating distributions to shareowners and thereafter complete the winding up of all activities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon AB of Stockholm, Sweden for the purchase of the Company’s 77% interest in Xygent Inc. (“Xygent”), a development stage measuring software business unit.

Hexagon paid the Company $2,250 in cash on August 20, 2002, and was obligated to pay the Company a deferred purchase price of up to $750 subject to possible adjustment relating to an Xygent equity value calculation as of August 16, 2002, as specified in the Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, and the arbitration determined a deferred purchase price payment of $604, which was paid on January 22, 2003. In connection with the sale of Xygent, the Company was released from its lease in Warwick, Rhode Island and relocated its headquarters to the Company’s North Kingstown property.

The North Kingstown, Rhode Island property consists of an industrial and office building of approximately 734,000 square feet, and approximately 133 acres of undeveloped commercially zoned land. All but approximately 136,000 square feet of the building is currently leased to four tenants, including Hexagon. Rental income for the three months ended March 31, 2003 and 2002 was $566 and $625, respectively. Hexagon currently leases 200,329 square feet, but has the right to turn back approximately 65,000 square feet, resulting in a minimum requirement of 135,000 leased square feet.

Subsequent to March 31, 2003, the Company has signed a Purchase and Sale Agreement for the sale of the North Kingstown property for approximately $20,200 less applicable expenses. This represents the sale of substantially all of the Company’s assets, within the meaning of the Delaware General Corporation Law, and therefore requires the approval of shareowners. Shareowner approval will be sought at the Annual Meeting to be held on July 28, 2003.

The United Kingdom property consists of approximately 85 acres of land adjacent to the Heathrow airport. The property is currently operated as a gravel extraction and landfill facility, for which the Company receives royalties. The property is subject to zoning restrictions which limit its development potential. The gravel and landfill royalties are shared with the adjacent land owner under the terms of a partnership agreement. The gravel extraction operator is responsible for restoring the property after the gravel extraction and landfill is complete. Gravel royalty revenue for the three months ended March 31, 2003 and 2002 was $188 and $225, respectively.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

As a result of the pending sale of the North Kingstown property, the Company has decided to actively market the UK property. The Company expects to complete such sale within one year, and has classified this property as Assets held for sale on the Company’s Consolidated Balance Sheets as of March 31, 2003.

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

2.	Discontinued Operations – the Company previously disposed of its Metrology Business effective April 27, 2001 and its controlling interest in Xygent effective August 16, 2002. The financial statements for both current and prior periods have been restated to reflect the operations related to these business units as discontinued operations.

3.	For the three months ended March 31, 2003, the Company has recorded an income tax provision of $33. This represents an income tax provision associated with the gravel royalty income earned in the United Kingdom. No other income tax provision has been recorded in this period.

4.	The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended March 31
	2003	2002
Numerator:
Income (loss) from continuing operations	$(132)	$38
Loss from discontinued operations	(20)	(1,650)

Net loss	$(152)	$(1,612)

Denominator for basic earnings per share:
Weighted-average shares	2,922	2,917
Effect of dilutive securities:
Employee stock options and restricted stock	—	—

Denominator for diluted earnings per share	2,922	2,917

Basic and diluted income (loss) per share from:
Continuing operations	$(0.04)	$0.01
Discontinued operations	(0.01)	(0.57)

Basic and diluted loss per share	$(0.05)	$(0.56)

Diluted loss per share is the same as basic loss per share in 2003 and 2002 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations, and all options exercisable prior to the sale of the Metrology Business were exercised and are included in the basic calculation. Unvested restricted shares have an antidilutive effect and are not included in the calculation.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

5.	Comprehensive loss for the three months ended March 31, 2003 and 2002 amounted to $180 and $1,614, respectively. Accumulated other comprehensive income at March 31, 2003 and December 31, 2002 is comprised of foreign currency translation adjustments of $125 and $152, respectively.

6.	Litigation—The Company is a defendant in a variety of legal claims that arise in the normal course of business. During the year 2002 the Company reached settlement of an arbitration proceeding with two former executives as to the amounts due them under their 1999 Change-In-Control contracts that were triggered by the 2001 Hexagon transaction and their subsequent termination of employment, and in January 2003 made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of these claims did not have a material effect on the Company’s consolidated results of operations or financial condition.

7.	At March 31, 2003, the Company was a defendant in several legal claims that arose in the ordinary course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations or financial condition.

8.	Segment Information – Subsequent to the sale of the Metrology Business and controlling interest in Xygent mentioned above, the Company has disposed of its segments. The Company now collects rental income from the operations of the North Kingstown facility and gravel royalty income from the land in the United Kingdom.

9.	In April 2002, the Company granted restricted stock awards covering 75,715 shares of common stock to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted shall vest on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the three months ended March 31, 2003, related to these shares of restricted stock was $40. Subsequent to March 31, 2003, the Company granted 35,000 restricted shares to the directors as a means to paying the directors annual retainer.

10.	Reclassification – Certain 2002 balances have been reclassified to conform with 2003 presentations.

BNS Co.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BNS Co. (the “Company”) is a real estate management company deriving rental revenues from an owned office and industrial building in North Kingstown, Rhode Island. The Company also owns a gravel extraction and landfill property in the United Kingdom, from which it derives royalty income, and holds approximately 133 acres of undeveloped land adjacent to its North Kingstown building.

It is the Company’s intention to sell its remaining assets, dissolve, adopt a plan for liquidation, which may involve the establishment of a liquidating trust and payment or provisions for payment of all remaining claims against its assets and make one or more liquidating distributions to shareowners or to the liquidating trust. After such distributions, the Company would cease all operations and activities. Subsequent to March 31, 2003, the Company has signed a Purchase and Sale Agreement for the sale of the North Kingstown property for approximately $20.2 million less applicable expenses. This represents the sale of substantially all of the Company’s assets, and therefore requires the approval of shareowners. Shareowner approval will be sought at the Annual Meeting to be held on July 28, 2003.

On November 16, 2000 the Company entered into an Acquisition Agreement with Hexagon AB of Stockholm, Sweden (“Hexagon”) for the sale of the Metrology Business assets, including the assumption of most related liabilities, which closed on April 27, 2001. On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the sale of the Company’s interest in Xygent Inc. (“Xygent”), a development stage measuring software business, which closed on August 20, 2002.

The accompanying financial statements present Xygent and the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other portions of this Report contain forward-looking statements concerning the Company’s operations, proposed sales of assets, retained liabilities, capital requirements, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in “Risk Factors,” and actual performance could differ materially from that currently anticipated by the Company. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates, including those related to accounts receivable, contingencies and litigation are evaluated. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates are reviewed by management on an on-going basis. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Contingencies

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and the Company’s accounting for such events is prescribed by SFAS 5, “Accounting for Contingencies.” SFAS 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.”

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

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although early adoption is allowed. The Company adopted SFAS 144 during 2002 in connection with the disposal of Xygent.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”). SFAS 148 requires expanded disclosures within the Company’s Summary of Significant Accounting Policies and within the Company’s condensed consolidated interim financial information filed on Form 10-Q. SFAS 148’s annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. As required, the Company adopted the disclosure provisions in 2002.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probably and reasonably estimable. It also requires a guarantor to make enhanced disclosures concerning guarantees, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the enhanced disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in 2003. Accordingly, the Company will adopt FASB Interpretation No. 46 effective fiscal 2003 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

Results of Operations

(dollars in thousands)

Three Months ended March 31, 2003 compared to March 31, 2002

The Company had net revenue of $754 and $850 in the three months ended March 31, 2003 and 2002, respectively. Operating loss for the three months ended March 31, 2003 was $54 compared with the operating income of $158 in the same period last year. Rental revenue decreased due to the decrease in square footage under lease in 2003 compared with the same period in 2002. Royalty revenue generated for the three months ended March 31, 2003 from the gravel extraction and landfill property in the U.K. is less than that of the same period last year due to natural depletion of the property. General and administrative expenses of $808 is greater than the same period last year by $116 mainly due to compensation expense related to the amortization of restricted stock awards granted to the directors of the Company in April 2002, a severance payment to an employee of the Company, professional cost in respect to meetings and preparatory works prior to commencement of full marketing of the Company’s properties and other expenses incurred for the upkeep of North Kingstown property.

Interest expense for the three months ended March 31, 2003 of $78 is lower than that of the same period last year of $113 principally due to continued paydown of the mortgage. Other income of $33 for the three months ended March 31, 2003 was less than other income for the same period last year of $53 principally because of decrease in interest income as a result of reduced cash balances.

Discontinued operations for the three months ended March 31, 2003 pertain to the expenditures incurred related to the receipt, post March 31, 2003 of final settlement for the electronics division. Discontinued operations for the same period last year reflect the loss from operations of Xygent and the additional loss from operations of the Metrology Business and the Electronics Division.

Liquidity and Capital Resources

The Company had cash of approximately $2,898 at March 31, 2003 after reflecting the results of its real estate management operation for the three months ended March 31, 2003, the receipt of final settlement of $604 related to the sale of Xygent and the payment of $1,651 to its former CEO relating to settlement of a compensation and severance dispute and termination of his 1999 Change-in-Control Agreement. The Company is debt free, except for a $2,108 mortgage on the North Kingstown Facility.

There is no assurance that the future months’ expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, environmental problems or expenses of maintaining the Company as a “public” reporting company (see Risk Factors: Liquidity Risk; There may not be adequate resources for funding the operation of the Company). In addition, the Company has not sold the North Kingstown Facility or its adjoining acreage, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to the anticipated proceeds from such sales.

The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from its landlord operations of the North Kingstown property and its gravel extraction and landfill operations on its United Kingdom property. The Company’s efforts to continue as a going-concern would be negatively affected by a distribution to shareowners of the net proceeds from a sale of its North Kingstown property.

As previously disclosed, it is the Company’s intention to sell its remaining assets, adopt a plan for liquidation, which may involve the establishment of a liquidating trust and payment or provisions for payment of all remaining claims against its assets and make one or more liquidating distributions to shareowners or the liquidating trust, and thereafter complete the winding up of all activities.

Cash Flow and Working Capital

Net cash used in operations for the three months ended March 31, 2003 was $1,852 which includes the payment of $1,651 settlement to its former CEO. Net cash provided by investing transactions for the three months ended March 31, 2003 was $604 which was the final settlement the Company received from Hexagon related to the sale of Xygent. Net cash used in financing activates for the three months ended March 31, 2003 was $252 which pertains to payment on the mortgage.

Subsequent to March 31, 2003, the Company has signed a Purchase and Sale Agreement to sell the North Kingstown Facility and thus the property and the related mortgage are classified as current on the Company’s Consolidated Balance Sheets. The Company has also decided to sell the U.K. property and has begun marketing efforts to do so. Accordingly, the carrying value of the U.K. property is included in Assets Held for Sale on the Company’s Consolidated Balance Sheets. Excluding these assets the Company had working capital related to the continuing operations of $1,455 at March 31, 2003 and $2,010 at December 31, 2002. This decrease in working capital is primarily the result of the use of working capital to make payments on the mortgage and the pension liability to a previous CEO.

RISK FACTORS

After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden (“Hexagon”) on April 27, 2001, and after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. (“Hexagon”) of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), the Company is no longer engaged in the active conduct of these businesses. The Company now conducts operations in the real estate management business and is holding its Rhode Island and United Kingdom real estate for sale.

In addition to the foregoing, the risks remaining with respect to the Company’s sale of its former Metrology Business and the Company’s sale of the former development stage Xygent measuring software business is that the Company might have to make an indemnification payment to Hexagon with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Risk of not Receiving Acceptable Offers for the Purchase of its Properties Held for Sale

The principal risk facing the Company overall is the risk that continuing poor economic conditions (perhaps aggravated by international conditions) or, possibly, environmental problems, as outlined in more detail below, may prevent the Company from obtaining prices for its real estate properties (or for the entire Company) that reflect management’s expected fair market value for the North Kingstown facility, for the largely vacant acreage adjoining the North Kingstown facility (which may be sold separately) and for the Company’s United Kingdom property.

The Company believes that, based on discussions with its real estate consultants, securing a tenant for the vacant space at the North Kingstown property and completion of the Remedial Action Work Plan (“RAWP”) should result in a higher fair market value for the North Kingstown property and improve the chances for the sale of the property. As noted above, and subsequent to March 31, 2003, the Company has received an offer for its North Kingstown Facility and adjoining 133 vacant acres and has entered into a Purchase and Sale Agreement dated April 28, 2003 for the sale of this property for $20.2 million, less applicable expenses. Shareowner approval for the sale will be sought at the Annual Meeting to be held on July 28, 2003. However, there can be no assurance that either of these two matters will be completed successfully by the Company or that the Company’s expectation as to future increased market value of the property will prove to be the case. (See “Environmental Risks” below.)

Environmental Risks

Subsequent to the sale of Xygent to Hexagon as discussed above, the nature of the Company’s operations are not affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. In addition, the Company receives claims from time to time for toxic tort injuries related to the use of certain material in pumps sold by its hydraulic pump operations, which business was sold many years ago. Thus far the toxic claims have not resulted in any material exposure, but there is no assurance that this will be the result of all such future toxic claims. Because the law in this area is developing rapidly, and because such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown facility and property on which the North Kingstown facility is located) that the Company may face in the future.

A Phase II environmental investigation on the North Kingstown property, completed in June, 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management (“RIDEM”). After extensive testing, the Company submitted a Remedial Action Work Plan (“RAWP”) to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP.

The Company has awarded a contract for the remediation work and has engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The Company expects the remediation work to be substantially completed by the end of June, 2003, and expects the cost of the remediation work to be not more than $500,000 accrued by the Company as of March 31, 2003. The Company has obtained insurance against additional known and unknown environmental liabilities at the North Kingstown site. However, there is no assurance that the Company will be able to complete the RAWP for the accrued costs, and that ongoing monitoring of contaminants will not indicate further environmental problems. The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its gravel extraction and landfill property in the U.K. In addition, the Company received a report dated October, 2000 from an independent environmental consulting firm indicating no evidence of environmental issues relating to the property. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator, or other factors, as the Company continues to operate the property as a land fill.

Trading of the Company’s Class A Common Stock on the OTC Bulletin Board

The Company’s Class A Common Stock was delisted from the New York Stock Exchange and commenced trading on the OTC Bulletin Board under the symbol “BNSXA” and was listed on the Boston Stock Exchange on February 11, 2002. It is expected that the OTC Bulletin Board will be replaced in late 2003 by a proposed new exchange, the BBX (Bulletin Board Exchange), which will, among other things, be able to deny listing or delist issuers who fail to meet the BBX imposed listing standards. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

The market price of the Company’s Common Stock could decline as a result of sales of shares by the Company’s existing shareowners, as a result of the Company’s possible failure to meet the listing standards of the new BBX.

Auditor’s Opinion

The Company received a report from its independent auditors for the year ended December 31, 2002, containing an explanatory paragraph stating that the Company’s operating losses raise substantial doubt about the Company’s ability to continue as a going concern. The Company may continue to receive a similar opinion from the auditors in the future.

Liquidity Risk; There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations) will not be greater than anticipated, or that the expected cash flow from its real estate management operations will not thereafter be less than anticipated and that a liquidity problem may not arise, (see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis). In addition, the Company has not sold the North Kingstown property, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to all or a portion of the anticipated proceeds for such asset sales, subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends, liquidation and dissolution and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990’s, and contingent environmental liabilities).

Item 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, which consists of the Company’s President and Chief Executive Officer who is also the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer (who is also the Company’s Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 5.    OTHER INFORMATION

Accompanying this Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6.    EXHIBITS AND REPORTS ON FORM 8K

(a)    Exhibits

99.1    Certification of Chief Executive Officer

99.2    Certification of Chief Financial Officer

(b)    Report on Form 8-K

No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

        BNS Co.

By:  /s/ Michael Warren

        Michael Warren

        President and Chief Financial Officer

        (Principal Financial Officer)

April 29, 2003

CERTIFICATIONS

I, Michael Warren, certify that:

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ Michael Warren

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ Michael Warren

Chief Financial Officer