Form 10-Q
period 2003-06-30
BNS CO
filed 2003-08-14
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐    Transition Report Pursuant to Section 13 Or 15(d)

of the Securities Exchange Act Of 1934

For the transition period from              to

Commission file number 1-5881

BNS Co.

(Exact name of registrant as specified in its charter)

Delaware	050113140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Enterprise Center, Suite 103, Middletown, Rhode Island 02842

(Address of principal executive offices and zip code)

(401) 848-6300

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 2,991,669 of Class A common stock, 44,293 shares of Class B common stock, par value $0.01 per share, outstanding as of June 30, 2003.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Quarter Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Rental income	$567	$627	$1,133	$1,252
Gravel royalty revenue	252	252	440	477

Revenue	819	879	1,573	1,729
General and administrative	1,801	1,141	2,609	1,833

Operating loss	(982)	(262)	(1,036)	(104)
Interest expense	71	105	149	218
Other income, net	13	118	46	164

Loss from continuing operations before income tax	(1,040)	(249)	(1,139)	(158)
Income tax provision	60	61	93	114

Loss from continuing operations	(1,100)	(310)	(1,232)	(272)
Loss from discontinued operations	(8)	(2,599)	(28)	(4,249)

Net loss	$(1,108)	$(2,909)	$(1,260)	$(4,521)

Net loss per share basic and diluted from continuing operations	$(0.38)	$(0.11)	$(0.42)	$(0.09)
Discontinued operations	—	(0.89)	(0.01)	(1.46)

Net loss per common share basic and diluted	$(0.38)	$(1.00)	$(0.43)	$(1.55)

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash	$2,167	$4,416
Other receivable, net of $129 and $87 allowance at June 30 and December 31	283	1,037
Assets held for sale or disposition	3,618	2,959
Assets related to discontinued operations	—	139
Available for sale securities	—	93
Prepaid expenses & other current assets	549	512

Total current assets	6,617	9,156
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	17	14

	20	23
Other assets	64	84

	$6,701	$9,263

LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,552	$4,048
Current portion of long-term debt	1,852	2,360

Total current liabilities	5,404	6,408
Long-term liabilities	2,110	2,527
Commitments and contingencies	—	—
Shareowners’ equity (deficit)
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 2,991,669 shares at June 30 and 2,947,987 shares at December 31	30	29
Class B, par value, $.01; authorized 2,000,000 shares; issued 44,293 at June 30 and 52,975 at December 31	1	1
Additional paid-in capital	87,071	86,981
Retained deficit	(87,552)	(86,292)
Unamortized value of restricted stock awards	(81)	(88)
Accumulated other comprehensive income	173	152
Treasury stock: 8,518 shares at June 30, 2003 and December 31, 2002 at cost	(455)	(455)

Total shareowners’ equity (deficit)	(813)	328

	$6,701	$9,263

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30
	2003	2002
Cash Used in Operations:
Net loss	$(1,260)	$(4,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	73
Changes in operating assets and liabilities	(804)	(3,472)
Changes in assets and liabilities related to discontinued operations and assets held for sale	(625)	5,790

Net Cash Used in Operations	(2,568)	(2,130)

Investment Transactions:
Acquisition of property, plant and equipment	—	(5)
Proceeds from sale of business, net of expenses	1,028	925
Payment related to sale of Electronics Division	(307)	—
Payment related to sale of Metrology Business	—	(1,200)
Proceeds from sale of available for sale securities	97	—

Cash Provided by (Used in) Investment Transactions	818	(280)

Financing Transactions:
Payment of notes payable	(508)	(469)

Cash Used in Financing Transactions	(508)	(469)

Effect of Exchange Rate Changes on Cash	9	91

Cash and Cash Equivalents:
Decrease during the period	(2,249)	(2,788)
Beginning balance	4,416	8,656

Ending balance	$2,167	$5,868

Supplementary Cash Flow Information:
Interest Paid	$129	$199

* The accompanying notes are an integral part of the financial statements.

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY (DEFICIT)

(in thousands)

For the Six Months Ended June 30, 2003

	Shares	Common Stock $.01 par value	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity (deficit)
Balance at January 1, 2003	3,001	$30	$86,981	$(86,292)	$(88)	$152	$(455)	$328
Net loss	—	—	—	(152)	—	—	—	(152)
Unrealized loss in investment	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	(27)	—	(27)

Comprehensive loss								(187)
Amortization of restricted stock awards	—	—	—	—	40	—	—	40

Balance at March 31, 2003	3,001	$30	$86,981	$(86,444)	$(48)	$117	$(455)	$181
Net loss	—	—	—	(1,108)	—	—	—	(1,108)
Unrealized gain in investment	—	—	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	—	48	—	48

Comprehensive loss								(1,052)
Restricted stock award	35	1	90	—	(91)	—	—	—
Amortization of restricted stock awards	—	—	—	—	58	—	—	58

Balance at June 30, 2003	3,036	$31	$87,071	$(87,552)	$(81)	$173	$(455)	$(813)

* The accompanying notes are an integral part of the financial statements

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

1.	BNS Co. (the “Company”) is a real estate management company deriving rental revenues from an owned office and industrial building in North Kingstown, Rhode Island. The Company also owns a gravel extraction and landfill property in the United Kingdom, from which it derives royalty income, and holds approximately 133 acres of undeveloped land adjacent to its North Kingstown building. As previously disclosed, it is the Company’s intention to sell its remaining assets, adopt a plan of liquidation and dissolve, which may involve setting up a liquidating trust pursuant to which it will pay, or make provision for payment of, claims against its assets and make one or more liquidating distributions to shareowners and thereafter complete the winding up of all activities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended and six months ended June 30, 2003 are not indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

The North Kingstown, Rhode Island property consists of an industrial and office building of approximately 734,000 square feet, and approximately 133 acres of undeveloped commercially zoned land. At June 30, 2003, all but approximately 136,000 square feet of the building is currently leased to four tenants, including Hexagon. Rental income for the six months ended June 30, 2003 and 2002 was $1,133 and $1,252, respectively. Hexagon currently leases 200,329 square feet, but has the right to turn back approximately 65,000 square feet, resulting in a minimum requirement of 135,000 leased square feet.

Subsequent to June 30, 2003, the Company signed an agreement with a new tenant for the available 136,000 square feet. Upon commencement of this lease agreement, the building was completely leased and occupied. In addition, the Company has entered into a lease agreement and relocated its headquarters to Middletown, Rhode Island in August 2003.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

The Company has signed a Purchase and Sale Agreement (the “Agreement”) for the sale of the North Kingstown property for $20,200 less applicable expenses. This represents the sale of substantially all of the Company’s assets, within the meaning of the Delaware General Corporation Law, and therefore requires the approval of shareowners. Shareowner approval was voted at the Annual Meeting held on July 28, 2003. The Agreement requires that closing take place on that date which is the later of (a) thirty days after the end of a defined review period, (b) no later than four business days after the Company has obtained shareholder approval, or (c) ten days after the completion of required environmental remediation work relating to the property. On August 1, 2003, the buyer requested, and was granted by the Company, an extension of the closing date to be held on or before August 14, 2003. The extension agreement required the buyer to deposit an additional $100 in escrow towards the purchase price of the property, bringing the total escrow amount to $500, and to pay the Company a non-applicable fee of $25. The buyer subsequently notified the Company that it was not prepared to close on or before August 14, 2003, and requested a second extension. At the time of this filing negotiations regarding this second extension agreement were ongoing and not complete.

The United Kingdom property consists of approximately 85 acres of land adjacent to the Heathrow airport. The property is currently operated as a gravel extraction and landfill facility, for which the Company receives royalties. The property is subject to zoning restrictions which limit its development potential. The gravel and landfill royalties are shared with the adjacent land owner under the terms of a partnership agreement. The gravel extraction operator is responsible for restoring the property after the gravel extraction and landfill is complete. Gravel royalty revenue for each of the quarters ended June 30, 2003 and 2002 was $252. Gravel royalty revenue for the six months ended June 30, 2003 and 2002 was $440 and $477, respectively.

As a result of the pending sale of the North Kingstown property, the Company has decided to actively market the UK property. The Company expects to complete such sale within one year, and has classified this property as Assets held for sale on the Company’s Consolidated Balance Sheets.

Since the Company is presently engaged in the real estate management business consisting of the North Kingstown, Rhode Island property and the United Kingdom property and is seeking to sell these properties, the Company is not in significant direct competition with any other specific business. However, the Company may be deemed to be in competition generally with other businesses seeking to provide leased industrial and office space in Rhode Island and offering such real estate in Rhode Island for sale and companies seeking to provide gravel extraction and landfill services in the United Kingdom.

2.	Discontinued Operations – The Company previously disposed of its Metrology Business effective April 27, 2001 and its controlling interest in Xygent effective August 20, 2002. The financial statements for both current and prior periods have been restated to reflect the operations related to these business units as discontinued operations.

3.	For the quarter ended and the six months ended June 30, 2003, the Company has recorded an income tax provision of $60 and $93, respectively. This represents an income tax provision associated with the gravel royalty income earned in the United Kingdom. No other income tax provision has been recorded in this period.

4.	The following table sets forth the computation of basic and diluted loss per share:

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

	For the Quarter Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(1,100)	$(310)	$(1,232)	$(272)
Loss from discontinued operations	(8)	(2,599)	(28)	(4,249)

Net loss	$(1,108)	$(2,909)	$(1,260)	$(4,521)

Denominator for basic earnings per share:
Weighted-average shares	2,922	2,918	2,922	2,917
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—	—

Denominator for diluted earnings per share	2,922	2,918	2,922	2,917

Basic and diluted loss per share from:
Continuing operations	$(0.38)	$(0.11)	$(0.42)	$(0.09)
Discontinued operations	—	(0.89)	0.01	(1.46)

Basic and diluted loss per share	$(0.38)	$(1.00)	$(0.43)	$(1.55)

Diluted loss per share is the same as basic loss per share in 2003 and 2002 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations, and all options exercisable prior to the sale of the Metrology Business were exercised and are included in the basic calculation. Unvested but outstanding restricted shares have an antidilutive effect and are not included in the calculation.

5.	Comprehensive loss for the quarter ended June 30, 2003 and 2002 amounted to $1,052 and $2,805, respectively. Comprehensive loss for the six months ended June 30, 2003 and 2002 amounted to $1,239 and $4,419, respectively. Accumulated other comprehensive income at June 30, 2003 and December 31, 2002 is comprised of foreign currency translation adjustments of $173 and $152, respectively.

6.	Litigation—The Company is a defendant in a variety of legal claims that arise in the normal course of business. During the year 2002, the Company reached settlement of an arbitration proceeding with executives as to the amounts due them under their 1999 Change-in-Control contracts that were triggered by the 2001 Hexagon transaction and their subsequent termination of employment. In January 2003 the Company made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of these claims did not have a material effect on the Company’s consolidated results of operations or financial condition.

7.	At June 30, 2003, the Company was a defendant in several legal claims that arose in the ordinary course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations of financial condition.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

8.	Segment Information – Subsequent to the sale of the Metrology Business and controlling interest in Xygent mentioned above, the Company has disposed of its segments. The Company now collects rental income from the operations of the North Kingstown facility and gravel royalty income from the land in the United Kingdom.

9.	In April 2003 and April 2002, the Company granted restricted stock awards covering 35,000 and 75,715 shares of common stock, respectively to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted in April 2003 vest for each director on July 21, 2004 or earlier in the event of certain specified developments relating among other things to the sale of the United Kingdom property, unless the director ceases to be a director prior to the vesting date. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the quarter ended and the six months ended June 30, 2003, related to these shares of restricted stock was $58 and $98, respectively.

10.	As a result of the pending sale of the North Kingstown property, the continued plan to dispose of the Company’s remaining assets and the plan to reduce general and administrative expense, the Company has notified certain employees that they will be terminated subsequent to June 30, 2003. The Company has accrued $230 during this quarter related to severance payments to be made to these employees.

11.	The Company recorded an increase of $700 to the accrual for sales and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter.

12.	Reclassification – Certain 2002 balances have been reclassified to conform with 2003 presentations.

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

It is the Company’s intention to sell its remaining assets, adopt a plan for liquidation and dissolve, which may involve the establishment of a liquidating trust and payment or provisions for payment of all remaining claims against its assets, and make one or more liquidating distributions to shareowners or to the liquidating trust. After such distributions, the Company would cease all operations and activities. As discussed below under “Liquidity and Capital Resources,” the Company’s liquidation strategy could change. On April 28, 2003, the Company signed a Purchase and Sale Agreement (the “Agreement”) for the sale of the North Kingstown property for $20.2 million less applicable expenses. This represents the sale of substantially all of the Company’s assets, and therefore required the approval of shareowners. Shareowner approval was voted at the Annual Meeting on July 28, 2003. The Agreement requires that closing take place on that date which is the later of (a) thirty days after the end of a defined review period, (b) no later than four business days after the Company has obtained shareholder approval, or (c) ten days after the completion of required environmental remediation work relating to the property. On August 1, 2003, the buyer requested, and was granted by the Company, an extension of the closing date to be held on or before August 14, 2003. The extension agreement required the buyer to deposit an additional $100 in escrow towards the purchase price of the property, bringing the total escrow amount to $500, and to pay the Company a non-applicable fee of $25. The buyer subsequently notified the Company that it was not prepared to close on or before August 14, 2003, and requested a second extension. At the time of this filing negotiations regarding this second extension agreement were ongoing and not complete.

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

The Company is currently involved in certain legal disputes and environmental proceedings. An estimate of the probable costs for the resolution of these claims has been accrued. This estimate has been developed in consultation with outside counsel, insurance experts and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that these proceedings will not have a material adverse effect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company adopted SFAS 146 during 2003. Terminations occurring during 2003 have been accounted for via the above pronouncement.

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

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in 2003. Accordingly, the Company will adopt FASB Interpretation No. 46 effective fiscal 2003 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations. As of June 30, 2003 the Company was not a party to any VIEs.

Results of Operations

(dollars in thousands)

Three and Six Months ended June 30, 2003 compared to June 30, 2002

The Company had gravel royalty revenue of $252 for the three months ended June 30, 2003 and $440 for the six months ended June 30, 2003. This is compared with gravel royalty revenue of $252 and $477 for the three and six months ended June 30, 2002, respectively. The Company had rental income of $567 for the three months ended June 30, 2003 compared with rental income of $627 for the three months ended June 30, 2002. The Company also had rental income of $1,133 and $1,252 for the six months ended June 30, 2003 and 2002, respectively. The decrease in rental income from last year was due to the decrease in square footage under lease in 2003.

An operating loss amounted to $982 for the three months ended June 30, 2003 and $1,036 for the six months ended June 30, 2003. This is compared with an operating loss of $262 for the three months ended June 30, 2002 and $104 for the six months ended June 30, 2002. The Company has reduced corporate level administration expenses over last year. However, during the quarter ended June 30, 2003 the Company recorded an increase of $700 to the accrual for sale and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter. This additional sales and use tax accrual was in excess of the reduction in corporate level administration expenses.

Interest expense amounted to $71 for the three months ended June 30, 2003 and $149 for the six months ended June 30, 2003. This compares with interest expense of $105 for the three months ended June 30, 2002 and $218 for the six months ended June 30, 2002. This interest expense represents interest owed on the mortgage on the North Kingstown facility and an outstanding liability to a former CEO of the Company. The decrease in the amount of interest expense is attributable to the declining balance on both obligations.

Other income, net, amounted to $13 for the three months ended June 30, 2003 and $46 for the six months ended June 30, 2003. This compares with $118 for the three months ended June 30, 2002 and $164 for the six months ended June 30, 2002. Other income, net, consists predominantly of interest income. During 2002, Other income, net, contained a gain related to the receipt of shares received as a result of the demutualization of an insurance company.

Income tax expense represents United Kingdom income taxes associated with the corporation owning the gravel extraction and landfill facility. No income taxes are provided for the U.S. operation as the Company has net operating losses.

Discontinued operations amounted to a loss of $8 for the three months ended June 30, 2003 and $28 for the six months ended June 30, 2003. This is compared with losses of $2,599 for the three months ended June 30, 2002 and $4,249 for the six months ended June 30, 2002. The loss reported in discontinued operations contains the loss from the Xygent operations and minor expenses related to the disposal of the electronics division.

Liquidity and Capital Resources

The Company had cash of approximately $2,167 at June 30, 2003 after reflecting the results of its real estate management operation for the six months ended June 30, 2003. This has decreased from the cash balance at December 31, 2002 of $4,416. The decrease is principally the result of payment of $287 related to the environmental remediation of the North Kingstown property, the payment of $1,651 to its former CEO relating to settlement of a compensation and severance dispute and termination of his 1999 Change-in-Control Agreement, and offset in part by receipt of final settlement of $604 related to the sale of Xygent. The Company is debt free, except for a $1,852 mortgage on the North Kingstown Facility.

There is no assurance that the future months’ expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, environmental problems or expenses of maintaining the Company as a “public” reporting company (see Risk Factors: Liquidity Risk; There may not be adequate resources for funding the operation of the Company). During the quarter, the Company signed a purchase and sale agreement to sell the North Kingstown property for $20,200 less applicable expenses. In addition, subsequent to June 30, 2003 the Company signed a lease agreement with a new tenant to occupy the remainder of the North Kingstown property. The Company has not yet sold the Heathrow, U.K. property. Therefore, the Company has not declared any dividend in any amount with respect to any portion of the anticipated proceeds from such sales.

The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from its landlord operations of the North Kingstown property and its gravel extraction and landfill operations on its United Kingdom property. The Company’s efforts to continue as a going-concern would be negatively affected by a distribution to shareowners of some of the net proceeds from a sale of its North Kingstown property although such a distribution might be made as part of a plan of liquidation.

As previously disclosed, it is the Company’s intention to sell its remaining assets, adopt a plan for liquidation and dissolve, which may involve the establishment of a liquidating trust, and payment, or provisions for payment, of all remaining claims against its assets and make one or more liquidating distributions to shareowners or the liquidating trust, and thereafter complete the winding up of all activities. However, the Company’s liquidation strategy could change as previously disclosed by the Company at the 2003 Annual Meeting of Stockholders on July 28, 2003 and as described in the Company’s Press Release filed in its Report on Form 8-K filed with the Commission on July 29, 2003, to which reference is hereby made.

Cash Flow and Working Capital

Net cash used in operations for the six months ended June 30, 2003 was $2,568 which includes the payment of $1,651 settlement to its former CEO. Net cash provided by investing transactions for the six months ended June 30, 2003 was $818 which included $604 as the final settlement the Company received from Hexagon related to the sale of Xygent, $424 as the final settlement received by the Company related to the disposal of the Electronics Division, $307 payment related to the sale of the Electronics Division and $97 from the disposal of the available for sale securities. Net cash used in financing activities for the six months ended June 30, 2003 was $508 which pertains to payment on the mortgage.

On April 28, 2003, the Company signed a Purchase and Sale Agreement to sell the North Kingstown Facility, and thus the property and the related mortgage are classified as current on the Company’s Consolidated Balance Sheets. The Company has also decided to sell the U.K. property and has begun marketing efforts to do so. Accordingly, the carrying value of the U.K. property is included in Assets held for sale on the Company’s Consolidated Balance Sheets. Excluding these assets the Company had working capital related to the continuing operations of $(553) at June 30, 2003 and $2,010 at December 31, 2002. This decrease in working capital is primarily the result of the use of working capital to make payments on the mortgage and the pension liability to a previous CEO.

RISK FACTORS

After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden (“Hexagon”) on April 27, 2001, and after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. (“Hexagon”) of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), the Company is no longer engaged in the active conduct of these businesses. The Company now conducts operations in the real estate management business and is holding its Rhode Island and United Kingdom real estate for sale. As described above, the Company has entered into an agreement to sell the Rhode Island property.

In addition to the foregoing, the risks remaining with respect to the Company’s sale of its former Metrology Business and the Company’s sale of the former development stage Xygent measuring software business and the contemplated sale of the Company’s two real estate properties is that the Company might have to make an indemnification payment to Hexagon with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Risk of not Receiving Acceptable Offers for the Purchase of its Properties Held for Sale

The principal risk facing the Company is that continuing poor economic conditions (perhaps aggravated by international conditions) or, possibly, environmental problems, as outlined in more detail below, may prevent the Company from obtaining prices for its real estate properties (or for the entire Company) that reflect management’s expected fair market value for the North Kingstown facility, for the largely vacant acreage adjoining the North Kingstown facility (which may be sold separately) and for the Company’s United Kingdom property.

The United Kingdom property is subject to zoning restrictions which limit its development potential. These restrictions could limit the number of potential purchasers for such property.

As noted above, the Company has received an offer for its North Kingstown Facility and adjoining 133 vacant acres and has entered into a Purchase and Sale Agreement dated April 28, 2003 for the sale of this property for $20.2 million, less applicable expenses. Shareowner approval for the sale was obtained at the Annual Meeting held on July 28, 2003. However, as noted above, the buyer has requested an extension of the closing date, and the Company faces the risk that, once that extension is negotiated, the buyer will continue to be unable to close. Additionally, subsequent to June 30, 2003, the Company has signed a lease agreement with a new tenant for the remaining vacant space in the North Kingstown Facility.

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

The Company awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work has been completed, and expects the total cost of the remediation work to be not more than $500,000 accrued by the Company. The Company has obtained insurance against additional known and unknown environmental liabilities at the North Kingstown site. However, there is no assurance that the Company will be able to complete the RAWP for the accrued costs, and that ongoing monitoring of contaminants will not indicate further environmental problems which may be a retained liability for the Company. The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its gravel extraction and landfill property in the U.K. In addition, the Company received a report dated October, 2000 and updated in July 2003 from an independent environmental consulting firm indicating no evidence of significant environmental issues relating to the property or its operations as a landfill. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator, or other factors, as the Company continues to operate the property as a land fill.

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

The market price of the Company’s Common Stock could decline as a result of sales of shares by the Company’s existing shareowners, as a result of the Company’s possible failure to meet the listing standards of the Boston Stock Exchange.

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

Liquidity Risk; There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations) will not be greater than anticipated, or that the expected cash flow from its real estate management operations will not thereafter be less than anticipated and that a liquidity problem may not arise, (see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis). In addition, the Company has not sold the North Kingstown property, or the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to all or a portion of the anticipated proceeds for such asset sales, subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends, liquidation and dissolution and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990’s and contingent environmental liabilities).

Item 4.    CONTROLS AND PROCEDURES

The Company’s management (which consists of the Company’s President and Chief Executive Officer, who is also the Chief Financial Officer) has evaluated the Company’s disclosure controls and procedures as of June 30, 2003, and has concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 5.    OTHER INFORMATION

None

Accompanying this Form 10-Q are the certificates of the copies of which are furnished as exhibits to this report.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

(b)	Report on Form 8-K

No Reports on Form 8-K were filed with or furnished to the Commission during the quarter ended June 30, 2003. Subsequently, the Company did file a Report on Form 8-K with the Commission, relating to its liquidation strategy, as referred to in Part I of this Report.

BNS Co.

By:	/S/ MICHAEL WARREN
Michael Warren President and Chief Financial Officer (Principal Financial Officer)

August 14, 2003