Form 10-Q/A
period 2003-06-30
BNS CO
filed 2003-11-10
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended June 30, 2003 is being filed solely (1) to correct the accrual for the sales and use tax examination and (2) to add a paragraph immediately above the signature line. The amount of the accrual for the sales and use tax examination was previously overstated. As a result of the correction to the accrual for the sales and use tax examination, the Company’s Net Loss for the quarter (as reported on the Consolidated Statements of Operations) decreased, the Company’s Current Liabilities (as reported on the Consolidated Balance Sheets) decreased, and the Net Cash Used In Operations (as reported on the Consolidated Statements of Cash Flow) for the quarter decreased.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Quarter Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Rental income	$567	$627	$1,133	$1,252
Gravel royalty revenue	252	252	440	477

Revenue	819	879	1,573	1,729
General and administrative	1,576	1,141	2,384	1,833

Operating loss	(757)	(262)	(811)	(104)
Interest expense	71	105	149	218
Other income, net	13	118	46	164

Loss from continuing operations before income tax	(815)	(249)	(914)	(158)
Income tax provision	60	61	93	114

Loss from continuing operations	(875)	(310)	(1,007)	(272)
Loss from discontinued operations	(8)	(2,599)	(28)	(4,249)

Net loss	$(883)	$(2,909)	$(1,035)	$(4,521)

Net loss per share basic and diluted from continuing operations	$(0.30)	$(0.11)	$(0.34)	$(0.09)
Discontinued operations	—	(0.89)	(0.01)	(1.46)

Net loss per common share basic and diluted	$(0.30)	$(1.00)	$(0.35)	$(1.55)

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash	$2,167	$4,416
Other receivable, net of $129 and $87 allowance at June 30 and December 31	283	1,037
Assets held for sale or disposition	3,618	2,959
Assets related to discontinued operations	—	139
Available for sale securities	—	93
Prepaid expenses & other current assets	549	512

Total current assets	6,617	9,156
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	17	14

	20	23
Other assets	64	84

	$6,701	$9,263

LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,327	$4,048
Current portion of long-term debt	1,852	2,360

Total current liabilities	5,179	6,408
Long-term liabilities	2,110	2,527
Commitments and contingencies	—	—
Shareowners’ equity (deficit)
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 2,991,669 shares at June 30 and 2,947,987 shares at December 31	30	29
Class B, par value, $.01; authorized 2,000,000 shares; issued 44,293 at June 30 and 52,975 at December 31	1	1
Additional paid-in capital	87,071	86,981
Retained deficit	(87,327)	(86,292)
Unamortized value of restricted stock awards	(81)	(88)
Accumulated other comprehensive income	173	152
Treasury stock: 8,518 shares at June 30, 2003 and December 31, 2002 at cost	(455)	(455)

Total shareowners’ equity (deficit)	(588)	328

	$6,701	$9,263

* The accompanying notes are an integral part of the financial statements

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30
	2003	2002
Cash Used in Operations:
Net loss	$(1,035)	$(4,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	73
Changes in operating assets and liabilities	(1,029)	(3,472)
Changes in assets and liabilities related to discontinued operations and assets held for sale	(625)	5,790

Net Cash Used in Operations	(2,568)	(2,130)

Investment Transactions:
Acquisition of property, plant and equipment	—	(5)
Proceeds from sale of business, net of expenses	1,028	925
Payment related to sale of Electronics Division	(307)	—
Payment related to sale of Metrology Business	—	(1,200)
Proceeds from sale of available for sale securities	97	—

Cash Provided by (Used in) Investment Transactions	818	(280)

Financing Transactions:
Payment of notes payable	(508)	(469)

Cash Used in Financing Transactions	(508)	(469)

Effect of Exchange Rate Changes on Cash	9	91

Cash and Cash Equivalents:
Decrease during the period	(2,249)	(2,788)
Beginning balance	4,416	8,656

Ending balance	$2,167	$5,868

Supplementary Cash Flow Information:
Interest Paid	$129	$199

* The accompanying notes are an integral part of the financial statements.

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY (DEFICIT)

(in thousands)

For the Six Months Ended June 30, 2003

	Shares	Common Stock $.01 par value	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity (deficit)
Balance at January 1, 2003	3,001	$30	$86,981	$(86,292)	$(88)	$152	$(455)	$328
Net loss	—	—	—	(152)	—	—	—	(152)
Unrealized loss in investment	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	(27)	—	(27)

Comprehensive loss								(187)
Amortization of restricted stock awards	—	—	—	—	40	—	—	40

Balance at March 31, 2003	3,001	$30	$86,981	$(86,444)	$(48)	$117	$(455)	$181
Net loss	—	—	—	(883)	—	—	—	(883)
Unrealized gain in investment	—	—	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	—	48	—	48

Comprehensive loss								(827)
Restricted stock award	35	1	90	—	(91)	—	—	—
Amortization of restricted stock awards	—	—	—	—	58	—	—	58

Balance at June 30, 2003	3,036	$31	$87,071	$(87,327)	$(81)	$173	$(455)	$(588)

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

2.	Discontinued Operations – The Company previously disposed of its Metrology Business effective April 27, 2001 and its controlling interest in Xygent effective August 20, 2002. The financial statements for both current and prior periods have been restated to reflect the operations related to these business units as discontinued operations.

3.	For the quarter ended and the six months ended June 30, 2003, the Company has recorded an income tax provision of $60 and $93, respectively. This represents an income tax provision associated with the gravel royalty income earned in the United Kingdom. No other income tax provision has been recorded in this period.

4.	The following table sets forth the computation of basic and diluted loss per share:

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

	For the Quarter Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(875)	$(310)	$(1,007)	$(272)
Loss from discontinued operations	(8)	(2,599)	(28)	(4,249)

Net loss	$(883)	$(2,909)	$(1,035)	$(4,521)

Denominator for basic earnings per share:
Weighted-average shares	2,922	2,918	2,922	2,917
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—	—

Denominator for diluted earnings per share	2,922	2,918	2,922	2,917

Basic and diluted loss per share from:
Continuing operations	$(0.30)	$(0.11)	$(0.34)	$(0.09)
Discontinued operations	—	(0.89)	0.01	(1.46)

Basic and diluted loss per share	$(0.30)	$(1.00)	$(0.35)	$(1.55)

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

5.	Comprehensive loss for the quarter ended June 30, 2003 and 2002 amounted to $827 and $2,805, respectively. Comprehensive loss for the six months ended June 30, 2003 and 2002 amounted to $1,014 and $4,419, respectively. Accumulated other comprehensive income at June 30, 2003 and December 31, 2002 is comprised of foreign currency translation adjustments of $173 and $152, respectively.

6.	Litigation—The Company is a defendant in a variety of legal claims that arise in the normal course of business. During the year 2002, the Company reached settlement of an arbitration proceeding with executives as to the amounts due them under their 1999 Change-in-Control contracts that were triggered by the 2001 Hexagon transaction and their subsequent termination of employment. In January 2003 the Company made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of these claims did not have a material effect on the Company’s consolidated results of operations or financial condition.

7.	At June 30, 2003, the Company was a defendant in several legal claims that arose in the ordinary course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations of financial condition.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

8.	Segment Information – Subsequent to the sale of the Metrology Business and controlling interest in Xygent mentioned above, the Company has disposed of its segments. The Company now collects rental income from the operations of the North Kingstown facility and gravel royalty income from the land in the United Kingdom.

9.	In April 2003 and April 2002, the Company granted restricted stock awards covering 35,000 and 75,715 shares of common stock, respectively to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted in April 2003 vest for each director on July 21, 2004 or earlier in the event of certain specified developments relating among other things to the sale of the United Kingdom property, unless the director ceases to be a director prior to the vesting date. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the quarter ended and the six months ended June 30, 2003, related to these shares of restricted stock was $58 and $98, respectively.

10.	As a result of the pending sale of the North Kingstown property, the continued plan to dispose of the Company’s remaining assets and the plan to reduce general and administrative expense, the Company has notified certain employees that they will be terminated subsequent to June 30, 2003. The Company has accrued $230 during this quarter related to severance payments to be made to these employees.

11.	The Company recorded an increase of $475 to the accrual for sales and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter.

12.	Reclassification – Certain 2002 balances have been reclassified to conform with 2003 presentations.

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

An operating loss amounted to $757 for the three months ended June 30, 2003 and $811 for the six months ended June 30, 2003. This is compared with an operating loss of $262 for the three months ended June 30, 2002 and $104 for the six months ended June 30, 2002. The Company has reduced corporate level administration expenses over last year. However, during the quarter ended June 30, 2003, the Company recorded an increase of $700 to the accrual for sale and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter. This additional sales and use tax accrual was in excess of the reduction in corporate level administration expenses.

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

PART II.    OTHER INFORMATION

Item 5.    OTHER INFORMATION

None

Accompanying this Form 10-Q are the certificates of the copies of which are furnished as exhibits to this report.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

No Reports on Form 8-K were filed with or furnished to the Commission during the quarter ended June 30, 2003. Subsequently, the Company did file a Report on Form 8-K with the Commission, relating to its liquidation strategy, as referred to in Part I of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BNS Co. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNS Co.

By:	/S/ MICHAEL WARREN
Michael Warren President and Chief Financial Officer (Principal Financial Officer)

November 10, 2003