Form 10-Q
period 2003-09-30
BNS CO
filed 2003-11-10
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 3,000,341 of Class A common stock, 35,621 shares of Class B common stock, par value $0.01 per share, outstanding as of  September 30, 2003.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Quarter Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Gravel/landfill royalty revenue	$236	$304	$676	$781
General and administrative	837	712	2,641	2,330

Operating loss	(601)	(408)	(1,965)	(1,549)
Interest expense	14	29	55	101
Other income, net	14	23	56	187

Loss from continuing operations before income tax	(601)	(414)	(1,964)	(1,463)
Income tax provision	55	73	148	187

Loss from continuing operations:	(656)	(487)	(2,112)	(1,650)
Income (loss) from discontinued operations	4	(997)	425	(4,355)
Gain from sale of building, net of income taxes of $255, $0, $255, and $0	15,210	—	15,210	—

Net income (loss)	$14,558	$(1,484)	$13,523	$(6,005)

Net loss per share basic and diluted:
Continuing operations	$(0.22)	$(0.17)	$(0.72)	$(0.57)
Discontinued operations	5.11	(0.34)	5.32	(1.49)

Net income (loss) per common share basic and diluted	$4.89	$(0.51)	$4.60	$(2.06)

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash	$14,948	$4,416
Restricted cash	331	—
Other receivable, net of $128 and $87 allowance at September 30 and December 31	431	1,037
Assets held for sale or disposition	462	445
Assets related to discontinued operations	—	2,653
Available for sale securities	—	93
Prepaid expenses & other current assets	1,060	512

Total current assets	17,232	9,156
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	19	14

	18	23
Other assets	—	84

	$17,250	$9,263

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,903	$4,048
Current portion of long-term debt	—	2,360

Total current liabilities	1,903	6,408
Long-term liabilities	1,351	2,527
Commitments and contingencies	—	—
Shareowners’ equity
Preferred stock, $1.00 par value; authorized 1,000,000 shares; none issued
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 3,000,341 shares at September 30 and 2,947,987 shares at December 31	30	29
Class B, par value, $.01; authorized 2,000,000 shares; issued 35,621 at September 30 and 52,975 at December 31	1	1
Additional paid-in capital	87,071	86,981
Retained deficit	(72,769)	(86,292)
Unamortized value of restricted stock awards	(57)	(88)
Accumulated other comprehensive income	175	152
Treasury stock: 8,518 shares at September 30, 2003 and December 31, 2002 at cost	(455)	(455)

Total shareowners’ equity	13,996	328

	$17,250	$9,263

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash Used in Operations:
Net income (loss)	$13,523	$(6,005)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (gain) on sale of business	(15,210)	1,382
Changes in operating assets and liabilities	(4,126)	(2,453)
Changes in assets and liabilities related to discontinued operations and assets held for sale	(625)	2,100
Environmental escrow	(331)	—

Net Cash Used in Operations	(6,616)	(4,853)

Investment Transactions:
Acquisition of property, plant and equipment	—	(11)
Proceeds from sale of business, net of expenses	19,712	2,250
Payment related to sale of Electronics Division	(307)	—
Payment related to sale of Metrology Business	—	—
Proceeds from sale of available for sale securities	97	—

Cash Provided by Investing Transactions	19,502	2,239

Financing Transactions:
Payment of notes payable	(2,360)	(710)

Cash Used in Financing Transactions	(2,360)	(710)

Effect of Exchange Rate Changes on Cash	6	114

Cash and Cash Equivalents:
Increase (decrease) during the period	10,532	(3,210)
Beginning balance	4,416	8,656

Ending balance	$14,948	$5,446

Supplementary Cash Flow Information:
Interest Paid	$130	$284

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in thousands)

For the Nine months ended September 30, 2003

	Shares	Common Stock $.01 par value	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at January 1, 2003	3,001	$30	$86,981	$(86,292)	$(88)	$152	$(455)	$328
Net loss	—	—	—	(152)	—	—	—	(152)
Unrealized loss in investment	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	(27)	—	(27)

Comprehensive loss								(187)
Amortization of restricted stock awards	—	—	—	—	40	—	—	40

Balance at March 31, 2003	3,001	$30	$86,981	$(86,444)	$(48)	$117	$(455)	$181
Net loss	—	—	—	(883)	—	—	—	(883)
Unrealized loss in investment	—	—	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	—	48	—	48

Comprehensive loss								(827)
Restricted shares award	35	1	90	—	(91)	—	—	—
Amortization of restricted stock awards	—	—	—	—	58	—	—	58

Balance June 30, 2003	3,036	$31	$87,071	$(87,327)	$(81)	$173	$(455)	$(588)
Net income				14,558				14,558
Foreign currency translation adjustment	—	—	—	—	—	2	—	2

Comprehensive income								14,560
Amortization of restricted stock awards	—	—	—	—	24	—	—	24

Balance at September 30, 2003	3,036	$31	$87,071	$(72,769)	$(57)	$175	$(455)	$13,996

* The accompanying notes are an integral part of the financial statements.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

1.	BNS Co. (the “Company”) is a real estate management company deriving royalty revenues from an owned gravel extraction and landfill property in the United Kingdom. As previously disclosed, it is the Company’s intention to sell or merge the company in a strategic transaction with another company, or to sell its remaining assets, dissolve and adopt a plan of liquidation which may involve the establishment of a liquidating trust pursuant to which it will pay, or make provision for payment of, claims against its assets and make one or more liquidating distributions to shareowners and complete the winding up of all activities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended and nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold the North Kingstown property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island) and reported a gain of $15,210 net of expenses on the sale. The Company received proceeds of $18,684 net of expenses. Additionally, the Company established an environmental escrow in the amount of $331 to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the North Kingstown property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

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

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

The United Kingdom property consists of approximately 85 acres of land adjacent to the Heathrow airport. The property is currently operated as a gravel extraction and landfill facility, for which the Company receives royalties. The property is subject to zoning restrictions which limit its development potential. The gravel and landfill royalties are shared with the adjacent land owner under the terms of a partnership agreement. The gravel extraction operator is responsible for restoring the property after the gravel extraction and landfill is complete. Gravel and landfill royalty revenue for each of the quarters ended September 30, 2003 and 2002 was $236 and $304, respectively. Gravel and landfill royalty revenue for the nine months ended September 30, 2003 and 2002 was $676 and $781, respectively.

In conjunction with the sale of the North Kingstown property, the Company began actively marketing the UK property. The Company has received offers related to the sale of the UK property and is evaluating such offers. As of the date of this filing, the Company has not entered into a binding agreement for the sale of the UK property. The Company expects to complete such sale within one year, and has classified this property as Assets held for sale on the Company’s Consolidated Balance Sheets.

Since the Company is presently engaged in the real estate management business consisting of the United Kingdom property and is seeking to sell this property, the Company is not in significant direct competition with any other specific business. However, the Company may be deemed to be in competition generally with other businesses seeking to provide gravel extraction and land fill services in the United Kingdom.

The proposed sale of the UK property is part of the Company’s intention to sell or merge the Company in a strategic transaction with another company, or to sell its remaining assets, and dissolve and adopt a plan for liquidation, which would be presented for stockholder approval at a later stockholder meeting. Such plan may involve the establishment of a liquidating trust and payment or provision for payment of claims against its assets, and then making one or more liquidating distributions to stockholders (or to the liquidating trust). No estimate of the timing and amount of any liquidating distributions can be made at this time, in part because the amount available for distribution may depend on the amount of the Company’s assets required to be retained to pay uncertain future liabilities. Also, it is not yet certain when the UK property will be sold.

2.	Discontinued Operations – As a result of the sale of the North Kingstown property, the Company is presenting the net rental operation from this property in discontinued operations. The Company previously disposed of its Metrology Business effective April 27, 2001 and its controlling interest in Xygent effective August 16, 2002. The financial statements for both current and prior periods have been restated to reflect the operations related to these business units and the net rental operations of the North Kingstown building as discontinued operations. The sale of the North Kingstown facility resulted in a gain of $15,210, net of income taxes of $255.

3.	For the quarter ended and the nine months ended September 30, 2003, the Company has recorded an income tax provision relative to continuing operations of $55 and $148, respectively. This represents an income tax provision associated with the gravel and landfill royalty income earned in the United Kingdom.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

4.	The following table sets forth the computation of basic and diluted loss per share:

	For the Quarter Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(656)	$(487)	$(2,112)	$(1,650)
Income (loss) from discontinued operations	4	(997)	425	(4,355)
Gain from sale of building	15,210	—	15,210	—

Net income (loss)	$14,558	$(1,484)	$13,523	$(6,005)

Denominator for basic earnings per share:
Weighted-average shares	2,980	2,922	2,942	2,919
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—	—

Denominator for diluted earnings per share	2,980	2,922	2,942	2,919

Basic and diluted income (loss) per share from:
Continuing operations	$(0.22)	$(0.17)	$(0.72)	$(0.57)
Discontinued operations	5.11	(0.34)	5.32	(1.49)

Basic and diluted income (loss) per share	$4.89	$(0.51)	$4.60	$(2.06)

Diluted loss per share is the same as basic loss per share in 2003 and 2002 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations, and all options exercisable prior to the sale of the Metrology Business were exercised and are included in the basic calculation. Unvested restricted shares have an antidilutive effect and are not included in the calculation.

5.	Comprehensive income (loss) for the quarter ended September 30, 2003 and 2002 amounted to $14,560 and ($1,472), respectively. Comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 amounted to $13,446 and ($5,891), respectively. Accumulated other comprehensive income at September 30, 2003 and December 31, 2002 is comprised of foreign currency translation adjustments of $175 and $152, respectively.

6.	Litigation - The Company is a defendant in a variety of legal claims that arise in the normal course of business. During the year 2002, the Company reached settlement of an arbitration proceeding with executives as to the amounts due them under their 1999 Change-In-Control contracts that were triggered by the 2001 Hexagon transaction and their subsequent termination of employment, and in January 2003 made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of these claims did not have a material effect on the Company’s consolidated results of operations or financial condition.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

7.	At September 30, 2003, the Company was a defendant in several legal claims that arose in the ordinary course of business. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations of financial condition.

8.	Segment Information – Subsequent to the sale of the Metrology Business, controlling interest in Xygent mentioned above and the sale of its North Kingstown property, the Company has disposed of its segments. The Company now collects income from the land in the United Kingdom.

9.	In April 2003 and April 2002, the Company granted restricted stock awards covering 35,000 and 75,715 shares of common stock, respectively to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted on April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted on April 2003 vest on July 21, 2004 or earlier in the event of certain specified developments relating, among other things, to the sale of the UK property or the merger, sale of assets or other business combination (including a transaction done by way of tender offer or sale of stock) which constitutes the acquisition of control of the Company as specified in the Restricted Stock Agreements, unless the director ceases to be a director prior to the vesting date. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the quarter ended and the nine months ended September 30, 2003, related to these shares of restricted stock was $24 and $122, respectively.

10.	In September 2003 the Company satisfied the remaining outstanding balance owed to a former CEO (who left office in 2000) in the amount of $1,524.

11.	Reclassification – Certain 2002 balances have been reclassified to conform to 2003 presentations.

BNS	Co.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BNS Co. (the “Company”) is a real estate management company deriving its revenues from royalty income from a gravel extraction and landfill property in the United Kingdom. The Company has received offers for the sale of the UK property and is evaluating these offers. As of the date of this filing, the Company has not entered into a binding agreement for the sale of this property.

As previously disclosed, it is the Company’s intention to sell or merge the Company in a strategic transaction with another company, or to sell its remaining assets, dissolve and adopt a plan of liquidation which may involve the establishment of a liquidating trust pursuant to which it will pay, or make provision for payment of, claims against its assets and make one or more liquidating distributions to stockholders (or to the liquidating trust) and complete the winding up of all activities. Any such plan would be presented for stockholder approval at a later stockholder meeting.

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold the North Kingstown property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island). The Company received proceeds of $18,684 net of expenses. Additionally the Company established an environmental escrow in the amount of $331 to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the North Kingstown property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

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

The accompanying financial statements present the operations of the North Kingstown Facility, Xygent and the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

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

The Company is currently involved in certain legal disputes and environmental proceedings, including toxic tort and product liability claims relating to products manufactured by the Company many years ago. An estimate of the probable costs for the resolution of these claims has been accrued. This estimate has been developed in consultation with outside counsel and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that, after taking into account insurance policies and other factors, these proceedings will not have a material adverse effect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. It is also possible that future results of operations for any particular quarterly or annual period could be materially affected by additional claims against the Company arising from new legal disputes and environmental proceedings.

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”). SFAS 148 requires expanded disclosures within the Company’s Summary of Significant Accounting Policies and within the Company’s condensed consolidated interim financial information filed on Form 10-Q. SFAS 148’s annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. As required, the Company adopted the disclosure provisions in 2002.

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

Results of Operations

(dollars in thousands)

Three and Nine Months ended September 30, 2003 compared to September 30, 2002

The Company had gravel and landfill royalty revenue of $236 for the three months ended September 30, 2003 and $676 for the nine months ended September 30, 2003. This is compared with gravel and landfill royalty revenue of $304 and $781 for the three and nine months ended September 30, 2002, respectively.

Operating loss amounted to $656 for the three months ended September 30, 2003 and $2,112 for the nine months ended September 30, 2003. This is compared with an operating loss of $487 for the three months ended September 30, 2002 and $1,650 for the nine months ended September 30, 2002. The Company has continued to reduce corporate level administration expenses over last year. During the quarter ended September 30, 2003, the Company recorded expenses of $260 for legal and advisory services related to the sale of the UK property and the development of strategic alternatives, including its proposed plan to sell or merge the Company or to dissolve and adopt a plan of liquidation. These charges offset the reduction in corporate level administration expenses.

Interest expense amounted to $14 for the three months ended September 30, 2003 and $55 for the nine months ended September 30, 2003. This compares with interest expense of $29 for the three months ended September 30, 2002 and $101 for the nine months ended September 30, 2002. As a result of the rental operations of the North Kingstown Facility being reclassified to discontinued operations, the entire interest expense represents interest owed on an outstanding liability to a former CEO of the Company. The decrease in the amount of interest expense is attributable to the declining balance owed to the former CEO. Additionally the Company paid the entire balance due to the former CEO during the quarter.

Other income, net amounted to $14 for the three months ended September 30, 2003 and $56 for the nine months ended September 30, 2003. This is compared with $23 for the three months ended September 30, 2002 and $187 for the nine months ended September 30, 2002. Other income, net consists predominantly of interest income. During 2002, other income, net contained a gain related to the receipt of shares received as a result of the demutualization of an insurance company.

Income tax expense represents United Kingdom income taxes associated with the corporation owning the gravel extraction and landfill facility. No income taxes are provided for the continuing US operation as the Company has net operating losses.

Discontinued operations amounted to income of $4 for the three months ended September 30, 2003 and $425 for the nine months ended September 30, 2003. This is compared with losses of $997 for the three months ended September 30, 2002 and $4,355 for the nine months ended September 30, 2002. The loss reported in discontinued operations in 2002 contains the loss from the Xygent operations along with the rental operations of the North Kingstown Facility. Gain from sale of building is $15,210 recorded in the third quarter of 2003 related to the sale of the North Kingstown facility. This gain has been recorded net of an income tax expense of $255. Although the Company has sufficient net operating losses, this tax is attributable to the federal alternative minimum tax.

Liquidity and Capital Resources

The Company had unrestricted cash of approximately $14,948 at September 30, 2003 after reflecting the results of its real estate management operation for the nine months ended September 30, 2003. This is a significant increase from the cash balance at December 31, 2002 of $4,416. The increase is principally the result of the receipt of the net proceeds from the sale of the North Kingstown property of $18,684, less the payment of $1,651 to its former CEO relating to settlement of a compensation and severance dispute and termination of his 1999 Change-in-Control Agreement, the payment to another former CEO of the Company representing unfunded pension of $1,879, and the payment of interest and the remaining principal balance of a mortgage on the North Kingstown property of $2,360.

There is no assurance that the future months’ expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, environmental problems or expenses of maintaining the Company as a “public” reporting company (see Risk Factors: Liquidity Risk; There may not be adequate resources for funding the operation of the Company). The Company has not sold the Heathrow, UK property. The Company has not declared any dividend in any amount with respect to the net proceeds of the sale of the North Kingstown Facility or the anticipated proceeds from the sale of the UK property.

The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from its gravel extraction and landfill operations on its United Kingdom property and from investment earnings on its undistributed cash. The Company’s efforts to continue as a going-concern would be negatively affected by a distribution to shareowners of the net proceeds from sales of its properties.

As previously disclosed, it is the Company’s intention to sell or merge the Company in a strategic transaction with another company, or to sell its remaining assets, dissolve and adopt a plan of liquidation which may involve the establishment of a liquidating trust pursuant to which it will pay, or make provision for payment of, claims against its assets and make one or more liquidating distributions to stockholders (or to the liquidating trust) and complete the winding up of all activities. Any such plan would be presented for stockholder approval at a later stockholder meeting.

Cash Flow and Working Capital

Net cash used in operations for the nine months ended September 30, 2003 was $6,616 which includes the payment of $1,651 settlement to its former CEO and $1,879 plus interest to another former CEO of the Company representing pension benefits. Net cash provided by investing transactions for the nine months ended September 30, 2003 was $19,502 which included $604 as the final settlement the Company received from Hexagon related to the sale of Xygent, $18,684 from net proceeds of the sale of the North Kingstown property, $429 as the final settlement received by the Company related to the disposal of the Electronics Division, $307 payment related to the sale of the Electronics Division and $97 from the disposal of the available for sale securities. Net cash used in financing activities for the nine months ended September 30, 2003 was $2,360 which pertains to payment on the mortgage.

As discussed above, the Company is considering the sale of the UK property, has received offers for the sale of the UK property and is evaluating these offers. As of the date of this filing, the Company has not entered into a binding agreement for the sale of this property. Accordingly, the carrying value of the UK property is included in Assets Held for Sale on the Company’s Consolidated Balance Sheets. Excluding these assets, the Company had working capital related to the continuing operations of $14,867 at September 30, 2003 and $2,010 at December 31, 2002. This increase in working capital is primarily the result of the sale of the North Kingstown property.

RISK FACTORS

After completing the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden (“Hexagon”) on April 27, 2001, and after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. (“Hexagon”) of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), the Company is no longer engaged in the active conduct of these businesses. Additionally, the Company has completed the sale of the North Kingstown Facility. The Company now conducts operations as a real estate management company deriving its revenues from royalty income from a gravel extraction and landfill property in the United Kingdom and is holding the United Kingdom real estate for sale.

In addition to the foregoing, the risks remaining with respect to the Company’s sale of its former Metrology Business, the former development stage Xygent measuring software business, and the North Kingstown Facility are that the Company might have to make an indemnification payment to the purchasers with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Risk of not Receiving Acceptable Offers for the Purchase of its UK Property Held for Sale

A principal risk facing the Company overall is the risk that continuing poor economic conditions (perhaps aggravated by international conditions) or, possibly, environmental problems, as outlined in more detail below, may prevent the Company completing the sale of the Company’s United Kingdom property at an acceptable price.

Environmental and Product Liability Risks

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

In addition, the Company receives claims from time to time for toxic tort injuries related to the use of asbestos material in pumps sold by its hydraulic pump operations, which business was sold many years ago, and other product liability claims relating to the use of machine tools sold by a division of the Company which was sold many years ago. Thus far these claims have not resulted in any material exposure, but there is no assurance that this will be the result of all such future claims. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty, the nature and amount of environmental and product liability claims related to these operations or locations (including its North Kingstown facility and property on which the North Kingstown Facility is located, which was sold on August 26, 2003) that may arise in the future.

A Phase II environmental investigation on the North Kingstown property, completed in June 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management (“RIDEM”). After extensive testing, the Company submitted Remedial Action Work Plans (“RAWP”) to RIDEM, and in November 2002, RIDEM approved the RAWP.

In April of 2003, the Company awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially completed prior to the sale of the North Kingstown property, and the Company has established an escrow account in the amount of $331 to cover any additional remediation costs that may arise. The Company has obtained insurance against additional known and unknown environmental liabilities at the North Kingstown site. However, there is no assurance that the Company will not incur additional costs for remediation above the escrowed amount and insurance limits, and that ongoing monitoring of contaminants will not indicate further environmental problems.

The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its gravel extraction and landfill property in the UK In addition, the Company received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to the property. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator, or other factors, as the Company continues to operate the property as a land fill. Should the UK Property be sold, there is no assurance that there will be no retained liabilities relating to the property.

Trading of the Company’s Class A Common Stock on the OTC Bulletin Board

The Company’s Class A Common Stock was de-listed from the New York Stock Exchange and commenced trading on the OTC Bulletin Board under the symbol “BNSXA” and was listed on the Boston Stock Exchange on February 11, 2002. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

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

Liquidity Risk; There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations) will not be greater than anticipated, or that the expected cash flow from its real estate management operations and investment earnings will not thereafter be less than anticipated and that a liquidity problem may not arise, (see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis). The Company has not declared a dividend with respect to any portion of the net proceeds received from the sale of the Rhode Island Facility on August 26, 2003. In addition, the Company has not sold the Heathrow, U.K. property and, therefore, has not declared any dividend in any amount with respect to all or a portion of the anticipated net proceeds from such sale or any dividend with respect to the net proceeds of the August 2003 sale of the North Kingstown Facility. Any such dividend is subject to later Board determination of the amounts based on a number of factors as earlier disclosed, legal requirements applicable to dividends, liquidation and dissolution and other subsequent developments, including contingent and other retained liabilities (and including present and future contingent liabilities related to tort claims arising out of sales of machine tools and hydraulic pumps by the Company prior to its discontinuance of those businesses by the early 1990’s and contingent environmental liabilities).

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

The Annual Meeting of Stockholders of the Company was held on July 28, 2003. The Stockholders of the Company were asked to vote on the following items, and voted as follows:

Proposal 1: To approve the sale of the Company’s Rhode Island Property, constituting the sale of substantially all of the assets of the Company.

For	Against	Abstain	Broker Non-Vote
2,235,440	1,543	1,936	777,231

Proposal 2: Election of Two Directors to the Board of Directors for terms ending in 2006.

Class A Stock	For	Withheld
Richard M. Donnelly	2,751,703	6,887
Kenneth N. Kermes	2,751,703	6,887

Class B Stock
Kenneth N. Kermes	256,990	570

The following persons continued in office as directors for the term specified:

Director	Term Ending
Howard K. Fuguet	2004
Henry D. Sharpe, III	2004
John Robert Held	2004
Roger E. Levien	2005
John M. Nelson	2005

Proposal 3: To ratify the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.

For	Against	Abstain
3,013,535	1,273	1,342

Item 5.	OTHER INFORMATION

Accompanying this Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.39*	Amendment, dated April 8, 2003, to Compensation Agreement dated January 24, 2003 between the Company and Michael Warren Associates, Inc. This exhibit was filed as Exhibit 10.39 to the Form 8-K filed on September 10, 2003, and is hereby incorporated by reference.

10.40*	Amendment dated as of November 3, 2003 to Amended and Restated Engagement Letter between Michael Warren Associates, Inc. and BNS Co. dated January 24, 2003 as amended to date.

10.41	Amendment No. 3, dated October 6, 2003 to the Rights Plan, dated as of February 13, 1998, as amended, between the Company and EquiServe Trust Company, N.A. (formerly BankBoston N.A.). This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 10, 2003, and is hereby incorporated by reference.

10.42	Purchase and Sale Agreement dated as of April 28, 2003 by and between the Company and Wasserman (the “Rhode Island Property Purchase and Sale Agreement”). This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on September 10, 2003, and is hereby incorporated by reference.

10.43	Extension Agreements dated August 1, 2003 and August 14, 2003 relating to the Rhode Island Property Purchase and Sale Agreement. This exhibit was filed as Exhibit 99.2 to the Form 8-K filed on September 10, 2003, and is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.	Certification of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This identifies management contracts or compensatory plans.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission in the quarter covered by this report:

1.	The Company filed a report on Form 8-K on July 28, 2003 announcing stockholder approval of the sale of the Company’s North Kingstown, Rhode Island property and subsequent possible plans for liquidation.

2.	The Company filed a report on Form 8-K on August 27, 2003 announcing the closing of sale of the Company’s North Kingstown, Rhode Island property.

3.	The Company filed a report on Form 8-K on September 10, 2003 reporting that the Company had completed the previously announced sale of its North Kingstown, Rhode Island Property on August 26, 2003 and that it made an incentive payment to its Chief Executive Officer in connection with the closing of such sale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BNS Co. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNS Co.

By:	/s/ Michael Warren

Michael Warren President and Chief Financial Officer (Principal Financial Officer)

November 10, 2003