Form 10-K
period 2003-12-31
BNS CO
filed 2004-03-02
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                                                           Commission file number 1-5881

BNS Co.

(Exact name of Registrant as specified in its charter)

DELAWARE	050113140
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

25 Enterprise Center, Suite 103, Middletown, Rhode Island 02842

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code 401-848-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CLASS A COMMON STOCK-PAR VALUE $.01	BOSTON STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS	BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act:

CLASS B COMMON STOCK—PAR VALUE $.01

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,137,220.

There were 3,004,490 Shares of Class A Common Stock and 29,954 Shares of Class B Common Stock, each having a par value of $.01 per share, outstanding as of February 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2003, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BNS Co.

PART I

ITEM 1—BUSINESS

THE BUSINESS OF THE COMPANY

General

Prior to the sale of its Metrology Business in 2001, the sale of its interest in its development stage measuring software subsidiary, Xygent Inc., in 2002 and the sale of its North Kingstown, Rhode Island property which consisted of an industrial and office building along with the adjoining acreage in 2003, BNS Co. (the “Company”), which was founded in 1833, was previously engaged in the Metrology Business and the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines.

The Company is at present a real estate management company deriving royalty revenues from an owned gravel extraction and landfill property in the United Kingdom (since December 2003 only a landfill property). As previously disclosed, it is the Company’s intention to sell its remaining assets and then liquidate or seek other strategic alternatives.

Subsequent to December 31, 2003, the Company has entered into an agreement to sell its real estate holdings in the U.K. for 5.5 million British Pounds. The transaction will be in the form of the sale of the stock of the Company’s U.K. subsidiary that holds title to the property and the sale of the Company’s note receivable from the U.K. subsidiary. There will also be a post-closing adjustment for the subsidiary’s net working capital at the time of closing. The sale of the U.K. subsidiary is deemed to constitute the sale of substantially all assets of the Company within the meaning of the Delaware General Corporation Law and therefore requires stockholder approval.

Sale of Metrology Business, Xygent and North Kingstown Property

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold the North Kingstown property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island) and reported a gain of $15.3 million net of expenses on the sale. The Company received proceeds of $18.7 million net of expenses. Additionally, the Company established an environmental escrow in the amount of $.3 million to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet except for the interest earned which is presented as part of the unrestricted cash. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the North Kingstown property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon AB of Stockholm, Sweden for the purchase of the Company’s 77% interest in Xygent Inc. (“Xygent”), a development stage measuring software business unit.

Hexagon paid the Company $2.3 million in cash on August 20, 2002, and was obligated to pay the Company a deferred purchase price of up to $.8 million subject to possible adjustment relating to an Xygent equity value calculation as of August 16, 2002, as specified in the Securities Purchase Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, and the arbitration determined a deferred purchase price payment of

$.6 million, which was paid on January 22, 2003. In connection with the sale of Xygent, the Company was released from its lease in Warwick, Rhode Island and relocated its headquarters to the Company’s North Kingstown property.

Real Estate Management Business and Sale of U.K. Property

The United Kingdom property consists of approximately 86.5 acres of land adjacent to the Heathrow airport. Until December 2003 the property was operated as a gravel extraction and landfill facility, for which the Company receives royalties. By the end of 2003, the gravel had been depleted and the facility is currently operated solely as a landfill. The property is subject to zoning restrictions which limit its development potential. The royalties are shared with the adjacent land owner under the terms of a partnership agreement. The operator of the property is responsible for restoring the property after the gravel extraction and landfill is complete. In the years 2003, 2002 and 2001, the Company’s revenues from this property were approximately $ .9 million, $1.0 million and $ .9 million, respectively.

As indicated above, subsequent to December 31, 2003 the Company has entered into an agreement to sell its real estate holdings in the U.K. for 5.5 million British Pounds (the “U.K. Agreement”). The transaction, which is subject to satisfaction of specified closing conditions, will be in the form of the sale of the stock of the Company’s U.K. subsidiary that holds title to the property and the sale of the Company’s note receivable from the U.K. subsidiary (together, sometimes referred to as the sale of the “U.K. subsidiary”. There will also be a post-closing adjustment for the subsidiary’s net working capital at the time of closing. The sale to Buyer under the U.K. Agreement is deemed to constitute the sale of substantially all assets of the Company within the meaning of the Delaware General Corporation Law and therefore requires stockholder approval.

Strategic Alternatives

The sale of the North Kingstown property and the pending sale of U.K. property are part of the Company’s plan to sell its remaining assets and then liquidate or seek other strategic alternatives. Such plan may involve one of the following alternatives: a) the sale of the Company through a merger or other change in control transaction; b) a liquidation, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors (including contingent claims) and contemplated distributions to stockholders; or c) continuation of the Company as a going-concern for either a limited or longer period of time while the Company devotes energies to resolving its contingent liabilities and makes investments which are permitted without requiring the Company to register as an “investment company” under the Investment Company Act of 1940. Such investments may include possible acquisitions of other operating businesses.

Competition

Since the Company is presently engaged in the real estate management business consisting of the United Kingdom property and has agreed to sell this property, the Company is not in significant direct competition with any other specific business. However, the Company may be deemed to be in competition generally with other businesses seeking to provide land fill services in the United Kingdom.

Employees

At February 28, 2004 the Company had one full time and one part time employee located in its corporate headquarters Middletown, Rhode Island, plus its President, CEO, and CFO, who is a consultant to the Company. The Company uses other outside consultants and contractors to provide certain management services for the Company, including accounting, information technology and managing the landfill operations for the Company in the United Kingdom. This compares with a total of 5 employees and the President, CEO, and CFO consultant as well as other outside consultants at December 31, 2002.

Availability of Filings with the SEC

In order to reduce expenses, the Company has decided not to maintain a web site. The Company’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, may be found on the SEC’s web site, which is www.sec.gov, or by contacting Michael Warren, President and Chief Executive Officer at the Company’s headquarters or by telephone (401) 848-6300.

ITEM 2—PROPERTIES

The following table sets forth certain information concerning the Company’s facilities:

Location	Owned/ Leased	Principal Use	Approximate Area
United Kingdom Heathrow, England	Owned	Landfill	86.5 Acres
United States Middletown, RI	Leased	Executive Office	1,540 Sq. Ft.

The Middletown, RI offices are leased for a term of three years commencing on July 1, 2003.

ITEM 3—LEGAL PROCEEDINGS

Environmental Matters

Subsequent to the 2002 sale of Xygent to Hexagon as discussed above, the nature of the Company’s operations are not affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale of the Company’s Metrology Business to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws.

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

In April 2003 the Company awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially complete as of September 2003, and in connection with the August 26, 2003 sale of the North Kingstown property to Wasserman the Company established an escrow account in the amount of $.3 million to cover any additional remediation costs that may arise. The Company has obtained insurance against additional known and unknown environmental liabilities at the North Kingstown site. However, there is no assurance that the Company will not incur additional costs for remediation above the escrowed amount and insurance limits, and that ongoing monitoring of contaminants will not indicate further environmental problems.

The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its United Kingdom property. In addition, the Company received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to the property. As mentioned above, the Company has signed an agreement to sell its U.K. subsidiary which holds the property. The Company has made no environmental representations or indemnifications under this agreement.

Product Liability and Other Matters

The Company receives claims from time to time for toxic tort injuries related to past products manufactured by the Company and other business activities. Most of these claims are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company’s former pump division, which was sold in 1992. There have also been tort claims brought by owners and users of machine tools manufactured and sold by a division that was sold in 1993, and a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims. The Company has insurance coverage, but in general the coverage available has limitations. The Company expects, based on past experience, that it will continue to be subject to additional toxic tort claims in the future. As a matter of Delaware law, the directors are required to take the probability of future claims into consideration and provide for final resolution of them in any liquidation strategy. Thus far these claims have not resulted in any material exposure, but there is no assurance that this will be the result of all such future claims. Because the law in this area is developing rapidly, and because such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of potential environmental liability related to these operations or locations (including its North Kingstown facility and property on which the North Kingstown facility is located, which was sold on August 26, 2003, and its Heathrow U.K. property which is agreed to be sold) that the Company may face in the future.

Litigation

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

The Company is a defendant in a variety of legal claims that arise in the normal course of business, including toxic tort claims, other product liability claims, and the miscellaneous claims noted above. Since 1994 the Company has been named as a defendant in a total of 375 known toxic tort claims (as of February 23, 2004) relating to pumps used at customer facilities. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. However, in 2002 the Company was named in 98 additional claims; in 2003 there were a total of 192 new claims filed; and the Company has received notice of another 31 claims through February 23, 2004. In 2002, 42 claims were settled for an aggregate amount of $30,000 exclusive of attorney’s fees, and in January 2004, a plaintiff’s attorney agreed to settle one claim for $500 and file for dismissal in another 67 claims. There are currently 265 claims that are open and active. However, under certain circumstances, some of the settled claims may be reopened.

The Company believes it has significant defenses to any liability for toxic tort claims on the merits. It should be noted that, to date, none of these toxic tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. Settlement and defense costs to date have been insignificant. However, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company’s ability to determine prospective distributions to shareholders or to negotiate a satisfactory merger or other change in control transaction with a third party. These claims also affect the ability of the Company to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed on the Boston Stock Exchange and is traded on the NASD Over-the-Counter Bulletin Board, where market makers and other dealers provide bid and ask quotations. In each case, the Class A Common Stock trades under the symbol “BNSXA.” Prior to its delisting on February 8, 2002, the Class A Common Stock was listed on the New York Stock Exchange and traded under the symbol “BNS”. At December 31, 2003, the Company had approximately 1,432 shareholders of record of its Class A Common Stock and 579 shareholders of record of its Class B Common Stock. Set forth below are the high and low closing prices for the Class A Common Stock on the New York Stock Exchange, up through February 8, 2002 and then on the OTC Bulletin Board onwards (The volume of trades of the Company’s stock on the Boston Stock Exchange since February 11, 2002 has not been significant.)

Calendar Year	High	Low
2003
4th Quarter	$5.75	$5.03
3rd Quarter	5.03	4.40
2nd Quarter	5.10	2.60
1st Quarter	2.75	2.51

2002
4th Quarter	$2.85	$2.50
3rd Quarter	2.95	2.52
2nd Quarter	2.90	2.41
1st Quarter	2.45	2.09

In May of 2001 the Company made a cash distribution to shareholders following the sale of the Metrology Business to Hexagon. No other dividends or distributions have been paid by the Company since 1990. Currently, the Company intends to sell its remaining assets and then liquidate or seek other strategic alternatives. See also “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

ITEM 6—SELECTED FINANCIAL DATA

The following selected data should be reviewed in conjunction with Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share information)

Statement of Operations Data
Revenue	$948	$1,018	$949	$726	$758
Loss from continuing operations	(2,671)	(2,433)	(5,380)	(14,439)	(17,811)
Net income (loss)	$12,917	$(5,919)	$21,170	$(57,309)	$(42,874)
Net loss per common share, Basic, from continuing operations	$(0.91)	$(0.84)	$(1.88)	$(5.26)	$(6.62)
Net income (loss) per common share, Basic	$4.37	$(2.03)	$7.38	$(20.88)	$(15.93)
Net loss per common share, diluted, from continuing operations	$(0.91)	$(0.84)	$(1.88)	$(5.26)	$(6.62)
Net income (loss) per common share, Diluted	$4.37	$(2.03)	$7.38	$(20.88)	$(15.93)
Average shares outstanding	2,954	2,920	2,867	2,745	2,691
Cash dividends per share	—	—	$15.25	—	—
Balance Sheet Data
Total assets	$16,617	$9,263	$19,283	$250,645	$302,177
Long-term debt including current maturity	—	$2,360	$3,317	$65,176	$69,030

(1)	The 2003 net income includes a gain from the sale of the North Kingstown property of $15,255 or $5.16 per share
(2)	The 2002 net income includes a loss from the disposal of the Company’s controlling interest in Xygent of $916 or $0.31 per share.
(3)	The 2001 net income includes a gain from the disposal of the Metrology Business to Hexagon AB in the amount of $47,113 or $16.43 per share.
(4)	The 2001 net income includes an extraordinary item of $6,566, which represents the payment of a prepayment penalty in connection with the repayment of the long-term senior debt and the write-off of debt acquisition costs previously capitalized.
(5)	The 2000 loss includes a change in accounting principle as the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”). The effect of applying this change in accounting principle was a charge for the cumulative effect of the change amounting to $27,401 (net of an income tax benefit of $600) or $9.98 per share.
(6)	Effective May 10, 2001, the Company’s shareholders approved a one-for-five reverse stock split. Accordingly, all periods presented have been restated to reflect this reverse stock split.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is at present a real estate management company deriving royalty revenues from an owned gravel extraction and landfill property (from December 2003 only a landfill property) in the United Kingdom. As previously disclosed, it is the Company’s intention to sell its remaining assets and then liquidate or seek other strategic alternatives. See “Business—Strategic Alternatives” for discussion of strategic alternatives. In accordance with the above strategy, the Company signed an agreement on February 5, 2004 to sell the U.K. Property for 5.5 million British Pounds. The transaction will be in the form of the sale of the stock of the Company’s U.K. subsidiary that holds title to the property and the sale of the Company’s note receivable from the U.K. subsidiary. There will also be a post-closing adjustment for the subsidiary’s net working capital at the time of closing.

On November 16, 2000, the Company entered into an Acquisition Agreement with Hexagon AB of Stockholm, Sweden (Hexagon) for the sale of the Metrology Business assets, including the assumption of most related liabilities, which closed on April 27, 2001. On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the sale of the Company’s interest in Xygent Inc. (“Xygent”), a development stage measuring software business. On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended, between the Company and Wasserman, the Company sold the North Kingstown property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island).

The accompanying financial statements present the North Kingstown property, Xygent and the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other portions of this Report contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of assumptions, risks, and uncertainties that could cause the actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. They involve known and unknown risks, uncertainties, and other factors, which are in some cases beyond the control of the Company. Additional information regarding these risk factors and uncertainties is described more fully in the Company’s SEC filings. A copy of all filings may be obtained from the SEC’s EDGAR web site, www.sec.gov, or by contacting: Michael Warren, President and Chief Executive Officer, at the Company’s headquarters or by telephone (401) 848-6300. The Company does not maintain a web site. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

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

Off-Balance Sheet Arrangements

The Company had no “off balance sheet arrangements” (as defined in the applicable SEC rule) during fiscal 2003.

Contractual Obligations

The following table summarizes our contractual obligations (as defined in the applicable SEC rule) as of December 31, 2003 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

		Payments due by period
	Total	2004	2005	2006
Lease obligation	$69	$28	$29	$12
CEO incentive compensation obligation	148	148	0	0
Severance obligation to former CEO	13	13	0	0
Indemnification obligation related to sale of assets	1,351	0	1,351	0

Total contractual cash obligations	$1,581	$189	$1,380	$12

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

The accrual of a contingency involves considerable judgment on the part of management. The Company uses its internal expertise, and outside experts (such as lawyers, tax specialists, insurance specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. To date incurred losses have not exceeded management’s estimates.

The Company is currently involved in certain legal disputes and environmental proceedings, including toxic tort claims, other product liability claims and claims relating to other business activities. See “Litigation” in Item 3 of this Report. An estimate of the probable costs for the resolution of these existing claims in the amount of $.4 million has been accrued. This estimate has been developed in consultation with outside counsel and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that these existing proceedings will not have a material adverse effect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. It is also possible that future results of operations for any particular quarterly or annual period could be materially affected by additional claims against the Company arising from new legal disputes, including future toxic tort claims, and environmental proceedings.

Recent Accounting Pronouncements

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate a variable interest entity (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIE’s. The provisions of this interpretation are effective in 2003. Accordingly, the Company adopted FASB Interpretation No. 46 effective for fiscal 2003 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued a revision of Interpretation No. 46 (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

Results of Operations

2003 Compared to 2002

The Company recorded net income of $12.9 million in 2003 and a net loss of $5.9 million in 2002. The 2003 and 2002 results include the following:

	In millions
	2003	2002
Loss from continuing operations	$(2.7)	$(2.4)
Income (loss) from discontinued operations	15.6	(3.5)

Net income (loss)	$12.9	$(5.9)

The loss from continuing operations in 2003 and 2002 includes the Company’s corporate headquarters activities, including legal and consulting fees associated with the investigation of strategic alternatives and activities associated with the proposed sale of the U.K. property, along with royalties from the gravel extraction and landfill property in the United Kingdom.

Gravel and landfill royalty revenue of $1.0 million in 2003 is approximately the same as that of 2002 of $1.0 million. Although the Company has decreased recurring general and administrative expenses, general and administrative expenses during 2003 were slightly higher than in 2002. In 2003 this increase was predominantly due to expenses of $.4 million for advisory services and commission related to the ongoing marketing of the U.K. property and the ongoing development of strategic alternatives for the remainder of the Company.

Interest expense amounted to $.1 million in 2003 compared with $.1 million in 2002. As a result of the rental operations of the North Kingstown facility being reclassified to discontinued operations, interest expense consists substantially of interest owed on an outstanding pension benefit liability owed to a former CEO of the Company and the settlement of a state sales and use tax examination. Interest expense attributable to the declining balance owed to the former CEO and the fact that the Company paid the entire balance due to the former CEO in the third quarter of 2003 resulted in a decrease of interest expense. However, this was offset by the interest paid related to the state sales and use tax examination.

Other income, net amounted to $.1 million in 2003. This is compared with $.2 million in 2002. Other income, net, consists predominantly of interest income. During 2002, other income, net contained a gain of $.1 million related to the receipt of shares received as a result of the demutualization of an insurance company.

Income tax expense represents United Kingdom income taxes associated with the subsidiary owning the gravel extraction and landfill facility. No income taxes are provided for the continuing U.S. operation as the Company has net operating losses.

Discontinued operations amounted to income of $15.6 million for the year 2003. This is compared with losses of $3.5 million in 2002. The loss reported in 2002 contains the loss from the Xygent operations along with the income from rental operations of the North Kingstown facility. The gain from the sale of the North Kingstown property is $15.3 million, recorded in the third quarter of 2003, related to the sale of the North Kingstown property. This gain has been recorded net of an income tax expense of $.2 million. Although the Company has sufficient net operating losses, this tax is attributable to the federal alternative minimum tax.

2002 Compared to 2001

In 2002 and 2001, the Company recorded a net loss of $5.9 million and net income of $21.2 million, respectively. The 2002 and 2001 results include the following:

	In millions
	2002	2001
Loss from continuing operations	$(2.4)	$(5.4)
Income (loss) from discontinued operations	(3.5)	33.1
Extraordinary item	—	(6.5)

Net loss	$(5.9)	$21.2

The loss from continuing operations in 2002 and 2001 includes the Company’s corporate headquarters activities, along with royalties from the gravel extraction and landfill property in the United Kingdom.

Gravel and landfill royalty revenue of $1.0 million in 2002 is approximately the same as that of 2001.

Due to the sale of Xygent in August 2002 and the Metrology Business in April 2001, the Company has reduced the general and administrative (“G&A”) function of the Company, by eliminating corporate overhead expenses not otherwise reclassified as a part of “discontinued operations”. After the sale of Xygent, and conclusion in December 2002 of an arbitration proceeding to determine the deferred purchase price from the sale of Xygent in August 2002, the Company replaced the previous CEO on January 24, 2003 with a new CEO who has significant real estate management experience. In connection with this, the Company made a payment of approximately $1.7 million (as described in detail under Item 11) to the former chief executive officer to settle a compensation arrangement which had not yet been finalized but was in the process of being finalized and to resolve a severance dispute. The Company recorded additional charges of $.5 million during 2002 to increase the accrual related to the amount owed to a former CEO to an aggregate amount of $1.7 million at December 31, 2002.

Interest expense of $.1 million in 2002 decreased from 2001 by $.7 million. As a result of the rental operations of the North Kingstown Facility being reclassified to discontinued operations, interest expense consists substantially of interest owed on an outstanding pension benefit liability to a former CEO of the Company. The decrease in the amount of the interest expense is attributable to the declining balance owed to the former CEO. The only remaining debt of the Company at December 31, 2002 was the mortgage on the North Kingstown facility. The interest expense related to this mortgage is included in the income (loss) from discontinued operations.

Other income, net of $.2 million in 2002 decreased by approximately $1.0 million from 2001 primarily due to a reduction in interest income. This decrease in interest income is the result of a decrease in invested cash and cash equivalents along with a decrease in interest rates.

Results from continuing operations in 2002 included a $.3 million tax provision. This tax provision relates to the taxable income generated by the Company’s subsidiary owning the United Kingdom property. In prior years this asset was owned by a subsidiary of the Company that had losses available to shelter such income. As a result of the sale of the Metrology Business, this asset was retained and transferred to a new subsidiary that had no such losses available.

Liquidity and Capital Resources

Until the sale of the Company’s Metrology Business on April 27, 2001, the Company was obligated under a $50 million private placement of senior notes with principal payments due from November 2001 to November 2007 as well as other long-term debt amounting to $11 million. The Company also had, until April 27, 2001, a $30 million three-year syndicated multi-currency revolving Credit Agreement with four banks.

As a result of the sale of the Metrology Business to Hexagon on April 27, 2001, the Company paid all of the $50 million private placement notes, including accumulated interest and prepayment penalties totaling $8 million, and the balance of the $30 million Revolving Credit Agreement. In addition, all of the foreign short-term and long-term debt was assumed by Hexagon. After the sale of the Metrology Business and of the North Kingstown property, the Company has no external debt.

The Company had unrestricted cash of approximately $14.4 million at December 31, 2003. This is a significant increase from the cash balance at December 31, 2002 of $4.4 million. The increase is principally the result of the receipt of the net proceeds from the sale of North Kingstown property of $18.7 million, less the payment of $1.7 million to its former CEO relating to settlement of a compensation and severance dispute and termination of his 1999 Change-in-Control Agreement, the payment to another former CEO of the Company representing an unfunded pension liability of $1.9 million, and the payment of interest and the remaining principal balance of a mortgage on the North Kingstown property of $2.4 million.

There is no assurance that the future months’ expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, lower investment returns, environmental problems, expenses and liabilities associated with product liability claims or expenses of maintaining the Company as a “public” reporting company (see Risk Factors: Liquidity Risk; There may not be adequate resources for funding the operations of the Company).

The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from the landfill operations on its United Kingdom property and from investment earnings on its undistributed cash, or possibly from earnings that may be generated by a business that may be acquired. See “Business—Strategic Alternatives” for discussion of strategic alternatives. Upon completion of the sale of the United Kingdom property, the Company will no longer have an active trade or business and may no longer continue as a going concern.

As previously disclosed, it is the Company’s intention to sell its remaining assets and then liquidate or seek other strategic alternatives.

Cash Flow

Net cash used in operations in 2003 was $7.2 million compared with $2.9 million in 2002 and $9.5 million in 2001. In the calculation of net cash used in operations for the year ended December 31, 2003, the net income of $12.9 million was reduced by gain on sale of the North Kingstown property of $15.3 million, by the establishment of environmental escrow of $.3 million, by the payment of $1.7 million settlement of a compensation and severance dispute to its former CEO and $1.9 million plus interest to another former CEO of the Company representing pension benefits. In the calculation of net cash used in operations for the year ended December 31, 2002, the net loss of $5.9 million was increased by the loss on the sale of Xygent of $.9 million, by the loss from the discontinued operations of $2.6 million and decreased by the payment of pension obligations of $.7 million. In the calculation of cash used in operations for the year ended December 31, 2001, the net income of $21.2 million was reduced by the gain on the sale of the Metrology Business of $47.1 million, by the loss from the discontinued operations of $14.0 million, increased by the extraordinary item related to the extinguishment of debt of $6.6 million and decreased by the payment of pension obligations of $4.4 million. Cash flows from working capital decreased in 2002 from 2001 by $1.9 million. This change was predominately due to the settlement of the compensation dispute with a former executive as discussed in Footnote 17 of the financial statements included in Item 8.

Net cash provided by investing transactions for 2003 was $19.5 million which included $.6 million as the final settlement of the Company received from Hexagon related to the sale of Xygent, $18.7 million from proceeds of the sale of the North Kingstown property, $.4 million as the final settlement received by the Company related to the disposal of the Electronics Division and $.1 million from the disposal of the available for sale securities. Net cash provided by investment transactions in 2002 was $2.0 million which included proceeds from the disposal of Xygent of $2.3 million offset by a net payment of $.3 million to complete the sale of the Metrology Business. Net cash provided by investment transactions in 2001 was $141.3 million which was the proceeds from the disposal of the Metrology Business in 2001.

Cash used in financing activities in 2003 was $2.4 million which pertains to the payment of the entire outstanding mortgage liability. Cash used in financing activities in 2002 was $.1 million. Financing transactions during 2002 consisted of $.9 million repayment on the mortgage offset by the April 2002 purchase of a net minority interest in Xygent by Hexagon of $1 million. Cash used in financing activities in 2001 was $126.2 million. Financing transactions during 2001 consisted of repayment of the $27.4 million principal balance due under the Company’s $30 million Revolving Credit Facility and the repayment of the long-term senior notes (including prepayment penalties) of $56.6 million; payment on the mortgage of $.9 million; distribution to the stockholders of $44.5 million; and equity contributions related to the exercise of stock options of $1.8 million; offset by proceeds from the purchase of a net minority interest in Xygent by Hexagon of $1.4 million.

Cash used by the discontinued operations amounted to $3.3 million and $5.8 million in 2002 and 2001, respectively.

Working Capital

The United Kingdom property has been classified as held for sale at December 31, 2003 as a result of the Company’s expressed intention to sell the property and the signing of an agreement on February 5, 2004 to sell the property. Excluding the assets related to discontinued operations and assets held for sale, the Company had working capital related to the continuing operations of $14.3 million at December 31, 2003 and $2.0 million at December 31, 2002. This increase in working capital is primarily the result of proceeds associated with the sale of the North Kingstown property.

The Company’s sole source of cash in the future is the royalty revenue from the United Kingdom property, until the U.K. subsidiary is sold, and the earnings on the Company’s cash balance and investments.

RISK FACTORS

After completing the sale of its Metrology Business to Hexagon on April 27, 2001, and after completing the sale on August 20, 2002 to a subsidiary of Hexagon of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), and after completing the sale of the North Kingstown property to Wasserman on August 26, 2003, the Company now derives revenues only from royalty income from a landfill property (through December 2003, a gravel extraction and landfill property) in the United Kingdom which the Company is holding for sale under the U.K. Agreement (as defined earlier in this Report).

In addition to the foregoing, the risks remaining with respect to the Company’s sale of its former Metrology Business, the former development stage Xygent measuring software business, and the North Kingstown property are that the Company might have to make an indemnification payment to the respective buyers with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Risk of not Receiving Acceptable Offers for the Purchase of its United Kingdom Property

A principal risk facing the Company overall is the risk that continuing poor economic conditions (perhaps aggravated by international conditions) may prevent the Company from completing the sale of the Company’s U.K. subsidiary at an acceptable price. However, the Board believes that the price under the U.K. Agreement, which will be presented for stockholder approval at the Company’s Annual Meeting, is a fair and acceptable price to the Company.

Also, the Company faces an exchange risk with respect to the purchase price under the Agreement, which is denominated in British Pounds, should the U.S. dollar increase in value against the British Pound. The Company has not obtained hedging protection against such an exchange risk.

Environmental and Product Liability Risks

Subsequent to the sale of Xygent to Hexagon in 2002 as discussed above, the nature of the Company’s operations have not been affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by the Company, the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty, the nature and amount of environmental and product liability claims related to these operations or locations including its North Kingstown property, which was sold on August 26, 2003 (but with certain environmental liabilities retained) that may arise in the future.

The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the United Kingdom property. In addition, the Company received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator or the contemplated buyer of the U.K. subsidiary or other factors, as the Company or the buyer continues to operate the property as a land fill. Should the U.K. subsidiary be sold, there is no assurance that there will be no retained liabilities relating to the property, although the Company is not making any environmental representations or indemnifications under the U.K. Agreement.

In addition, as previously disclosed by the Company, the Company receives claims from time to time for toxic tort injuries related to the use of asbestos material in pumps sold by its hydraulic pump operations, and other product liability claims relating to the use of machine tools sold by a division of the Company which was itself sold many years ago. There have also been a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company’s former pump division, which was sold in 1992. The Company has insurance coverage, but in general the coverage available has limitations. The Company expects that it will continue to be subject to additional toxic tort claims in the future. As a matter of Delaware law the directors are required to take the probability of future claims into its consideration of various matters.

The contingent claims relating to the former pump division pose the most uncertainty. The Company has limited information concerning the number and location of pumps manufactured and, therefore, is unable to estimate the aggregate number of claims which might be filed in the future, which is necessary in order to reliably estimate any financial exposure. This product line was introduced in the late 1800’s. The materials alleged to contain asbestos were used for an undetermined period of time ending in the late 1960’s. The claims relate to exposure to this asbestos material. The Company sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company has been named as a defendant in a total of 375 known claims (as of February 23, 2004) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. However, in 2002 the Company was named in 98 additional claims; in 2003 there were a total of 192 new claims filed; and the Company has received notice of another 31 claims through February 23, 2004. In 2002, 42 claims were settled for an aggregate of $30,000 exclusive of attorney’s fees, and in January a plaintiff’s attorney agreed to settle one claim for $500 and file for dismissal in another 67 claims. There are currently 265 claims that are open and active. However, under certain circumstances, some of the settled claims may be reopened.

The Company believes it has significant defenses to any liability for toxic tort claims on the merits. It should be noted that, to date, none of these toxic tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. Settlement and defense costs to date have been insignificant. However, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company’s ability to determine prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders. See “Business—Strategic Alternatives” for discussion of strategic alternatives.

Trading of the Company’s Class A Common Stock on the OTC Bulletin Board

The Company’s Class A Common Stock was de-listed from the New York Stock Exchange on February 8, 2002 and commenced trading on the OTC Bulletin Board under the Symbol “BNSXA” and was listed on the Boston Stock Exchange on February 11, 2002. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

The market price of the Company’s Common Stock could decline as a result of sales of shares by the Company’s existing shareowners, as a result of the Company’s possible failure to meet the listing standards of the Boston Stock Exchange.

The Company’s cumulative net operating losses (“NOL’s”) may become significantly limited

The Company had NOL’s of approximately $45 million at December 31, 2003, which were available to offset taxable earnings in the future. In the event of a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOL’s to offset future taxable earnings becomes significantly limited. While the Company’s management and tax advisors believe the Company has not, as of February 11, 2004, experienced such a “change of ownership,” based on their examination of public shareholder documents filed with the SEC, it appears that the Company is very close to the threshold for such a change.

“Going Concern” Qualifications in Audit Opinion

The Company received a report from its independent auditors for the year ended December 31, 2003, containing an explanatory paragraph stating that the Company’s recurring operating losses from continuing operations and the Company’s intention to sell its remaining assets and liquidate or seek other strategic alternatives raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity Risk: There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims against the Company, as discussed above) will not be greater than anticipated, or that the expected cash flow from its United Kingdom property (until its sale) and investment earnings (which are, as a practical matter, limited by the Company’s inability to make investments that would require it to register as an “investment company” under the Investment Company Act of 1940) on net proceeds of the contemplated sale of the United Kingdom property and the net proceeds of prior sales of assets (or the profits from any operating business that the Company may seek to acquire with such net proceeds) will not thereafter be less than anticipated and that, as a result, a liquidity problem may not arise.

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments or derivative commodity instruments. Since August 2003 the Company has had no long-term debt (the mortgage on the North Kingstown property was repaid when that property was sold on August 26, 2003. The Company does have exposure to fluctuations in foreign exchange rates relating to the sale of the United Kingdom property, the sales price of which is denominated in British Pounds.

ITEM 8—FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Shareholders and Directors

of BNS Co.

We have audited the accompanying consolidated balance sheets of BNS Co. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNS Co. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that BNS Co. will continue as a going concern. As more fully described in Note 2, the Company has recurring operating losses from continuing operations. Additionally, the Company’s intention is to sell its remaining assets and liquidate or seek other strategic alternatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

February 13, 2004

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands, except per share data)

	2003	2002	2001
Gravel/landfill royalty revenue	$948	$1,018	$949
General and administrative expenses	3,355	3,310	6,588

Operating loss	(2,407)	(2,292)	(5,639)
Interest expense	140	121	820
Other income, net	98	227	1,218

Loss from continuing operations before income tax	(2,449)	(2,186)	(5,241)
Income tax provision	222	247	139

Loss from continuing operations:	(2,671)	(2,433)	(5,380)

Income (loss) from discontinued operations	333	(2,570)	(13,997)
Gain (loss) on sale of business	—	(916)	47,113
Gain from sale of facility, net of income taxes of $210, $0, and $0	15,255	—	—

Income (loss) before extraordinary item	12,917	$(5,919)	$27,736
Extraordinary item	—	—	(6,566)

Net income (loss)	$12,917	$(5,919)	$21,170

Net income (loss) per share basic and diluted:
Continuing operations	$(0.91)	$(0.84)	$(1.88)
Discontinued operations	5.28	(1.19)	11.55
Extraordinary item	—	—	(2.29)

Net income (loss) per common share basic and diluted	$4.37	$(2.03)	$7.38

Shares used in computation	2,954	2,920	2,867

Item 1.    FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(dollars in thousands, except share data)

	2003	2002
ASSETS
Current Assets:
Cash	$14,404	$4,416
Other receivable, net of $37 and $87 allowance in 2003 and 2002, respectively	214	1,037
Assets held for sale or disposition	493	444
Assets related to discontinued operations	—	2,738
Available for sale securities	—	93
Prepaid expenses & other current assets	1,158	512

Total current assets	16,269	9,240
Equipment:
Equipment	37	37
Less accumulated depreciation	20	14

	17	23
Restricted cash	331	—

	$16,617	$9,263

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,820	$4,048
Liabilities related to discontinued operations	—	2,360

Total current liabilities	1,820	6,408
Long-term liabilities	1,351	2,527
Commitments and contingencies	—	—
Shareowners’ equity
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 3,000,342 shares in 2003 and 2,947,987 shares in 2002	30	29
Class B, par value, $.01; authorized 2,000,000 shares; issued 35,620 in 2003 and 52,975 in 2002	1	1
Additional paid-in capital	87,071	86,981
Retained deficit	(73,375)	(86,292)
Unamortized value of restricted stock awards	(40)	(88)
Accumulated other comprehensive income	214	152
Treasury stock: 8,518 shares in 2003 and 2002 at cost	(455)	(455)

Total shareowners’ equity	13,446	328

	$16,617	$9,263

* The accompanying notes are an integral part of the financial statements

BNS Co.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002, and 2001

(dollars in thousands)

	2003	2002	2001
Cash Used in Operations:
Net income (loss)	$12,917	$(5,919)	$21,170
Adjustment to reconcile net earnings to net cash provided (used) in operating activities:
(Income) loss from discontinued operations	(333)	2,570	13,997
(Gain) loss from disposal of business/property	(15,255)	916	(47,113)
Extraordinary item-extinguishment of debt	—	—	6,566
Restricted Cash for Environmental Escrow	(331)	—	—
Investment shares received	—	(93)	—
Depreciation and amortization	145	136	9
Unfunded pension	(1,886)	(752)	(4,380)
Change in long-term liability	—	—	216
Changes in Working Capital:
(Increase) decrease in other receivables	77	(108)	40
Decrease (increase) in prepaid expenses and other current assets	(646)	(165)	1,398
(Decrease) increase in accounts payable and accrued expenses	(1,856)	519	(1,392)
Increase in other assets	—	3	—

Net Cash Used In Operations	(7,168)	(2,893)	(9,489)

Investment Transactions:
Capital expenditures	—	(14)	(23)
Proceeds from sale of business, net of expenses	1,028	3,175	141,285
Proceeds from sale of building, net of expenses	18,684	—	—
Payment related to sale of Electronics Division	(307)	—	—
Payment related to sale of Metrology Business	—	(1,200)	—
Proceeds from sale of available for sale securities	97	—	—

Cash Provided by Investment Transactions	19,502	1,961	141,262

Financing Transactions:
Payment of notes payable	(2,360)	—	(27,400)
Payment of long-term senior notes payable	—	—	(56,566)
Payment on mortgage	—	(957)	(883)
Distribution to shareholders	—	—	(44,480)
Equity contributions	—	—	1,772
Purchase of minority interest	—	(688)	(1,116)
Contribution from minority interest	—	1,500	2,500

Cash Used in by Financing Transactions	(2,360)	(145)	(126,173)

Cash Provided by (Used in) Discontinued Operations	—	(3,288)	(5,771)
Effect of Exchange Rate Changes on Cash	14	125	(55)

Cash and Cash Equivalents:
Increase (decrease) during the period	9,988	(4,240)	(226)
Beginning balance	4,416	8,656	8,882

Ending balance	$14,404	$4,416	$8,656

Supplementary Cash Flow Information:
Interest Paid	$222	$361	$3,378

Taxes Paid	$365	$290	$230

The accompanying notes are an integral part of the financial statements

BNS Co.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

(in thousands)

	Shares *	Common Stock	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income(loss)	Treasury stock	Total Equity
Balance Dec. 31, 2000	2,766	$28	$127,276	$(101,543)	$—	$(14,163)	$(455)	$11,143
Net income	—	—	—	21,170	—	—	—	21,170
Foreign currency translation adjustment	—	—	—	—	—	14,160	—	14,160

Comprehensive income								35,330
Dividend Paid ($15.25 per share)	—	—	(44,480)	—	—	—	—	(44,480)
Exercise of stock options	159	2	1,770	—	—	—	—	1,772
Acquisition of subsidiary minority interest	—	—	1,384	—	—	—	—	1,384

Balance Dec. 31, 2001	2,925	$30	$85,950	$(80,373)	$—	$(3)	$(455)	$5,149
Net loss	—	—	—	(5,919)	—	—	—	(5,919)
Foreign currency translation adjustment	—	—	—	—	—	155	—	155

Comprehensive loss								(5,764)
Restricted stock awards	76	—	219	—	(219)	—	—	—
Amortization of restricted stock awards	—	—	—	—	131	—	—	131
Acquisition of subsidiary minority interest	—	—	812	—	—	—	—	812

Balance Dec. 31, 2002	3,001	$30	$86,981	$(86,292)	$(88)	$152	$(455)	$328
Net income	—	—	—	12,917	—	—	—	12,917
Foreign currency translation adjustment	—	—	—	—	—	62	—	62

Comprehensive income								12,979
Restricted stock awards	35	1	90	—	(91)	—	—	—
Amortization of restricted stock awards	—	—	—	—	139	—	—	139

Balance Dec. 31, 2003	3,036	$31	$87,071	$(73,375)	$(40)	$214	$(455)	$13,446

* Number of shares have been restated to reflect the effect of the one-for-five reverse stock split in 2001

The accompanying notes are an integral part of the financial statements

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business

The Company completed the sale of its Metrology Business to Hexagon AB of Stockholm, Sweden (“Hexagon”) on April 27, 2001. After the sale, the Company continued the business of developing and producing measuring software through its controlled subsidiary, Xygent, Inc., formerly BSIS (“Xygent”). In August 2002, pursuant to a Securities Purchase Agreement dated August 16, 2002, Hexagon Holdings Inc., a subsidiary of Hexagon AB, acquired all of BNS Co.’s interest in Xygent. On August 28, 2003, pursuant to a Purchase and Sale Agreement dated as of April 28, 2003, the Company sold the North Kingstown facility to Wasserman RE Ventures LLC. The remaining business of the Company is the operation of a gravel extraction and landfill property in the U.K. (from which it derives royalties), which is owned by a U.K. subsidiary of BNS International, Ltd., a Cayman Islands wholly owned subsidiary of the Company. On February 5, 2004, the Company entered into an agreement to sell the gravel extraction and landfill property to Bath Road Holdings Limited.

Basis of Presentation

The consolidated financial statements of BNS Co. (the “Company”) include the accounts of BNS Co. and its wholly owned subsidiary, BNS Co. (PH) Ltd. All inter-company transactions have been eliminated from the consolidated financial statements.

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

Equipment

Equipment is carried at cost and is being depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 5 to 7 years for machinery and equipment. Depreciation expense was $6, $5, and $9 in 2003, 2002 and 2001, respectively.

Foreign Currency

Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates, and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners’ equity account titled accumulated other comprehensive income (loss).

There were no forward exchange contracts outstanding at December 31, 2003 and 2002.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareowners’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, such items consist of foreign currency translation gains and losses. Accumulated other comprehensive income (loss) at December 31, 2003 and 2002 are comprised of currency translation adjustments of $214 and $152, respectively.

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

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized. The Company has decided not to reinvest foreign funds and will repatriate available funds to the U.S. No deferred tax liability has been recorded related to the un-remitted funds as such repatriation will not generate additional U.S. taxation.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash on hand and deposits in banks with a maturity of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

Restricted Cash

Restricted Cash represents an escrow account established in connection with the sale of the North Kingstown facility to reimburse the buyer for that portion of any post-closing remediation costs, should they arise, that not otherwise covered by insurance policies purchased by the Company. The amount of the escrow was equal to the amount of self insured retention under those policies.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, equity securities, receivables and trade payables. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, equity securities, receivables and trade payables is considered to be representative of their respective fair value, due to the short term nature of these instruments.

Investments

The company classifies its investments held as available-for-sale and accounts for them at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as other comprehensive income.

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

Receivables

Receivables are carried at original invoice amount less an estimate made for doubtful receivables resulting from the inability of customers to make required payment. This amount of the reserve is based on an analysis of the receivables outstanding. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional expense in the period such determination was made. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. No interest is recorded on receivables.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. See Note 10 for further information on stock-based compensation. The following table summarizes the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the respective years. Since all options were either exercised or forfeited as a result of the sale of the Metrology Business to Hexagon, the remaining compensation expense has been recorded in 2001 for pro forma purposes:

2001
Net income as reported	$21,170
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects.	644

Pro forma net income	$20,526
Net income per share: basic and diluted as reported	$7.38
Pro forma net income per share: Basic and diluted	$7.16

Recently Issued Accounting Pronouncements

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

In December, 2003, the FASB issued a revision of Interpretation No. 46 (the Revised Interpretation 46). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation No. 46 to include: (1) deferring

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

2.    GOING CONCERN

Since 2001 the Company has completed various business disposals affecting substantially all of the Company’s operations. At December 31, 2003 the Company is solely a real estate management company. Furthermore, subsequent to December 31, 2003 the Company entered into an agreement to sell the Company’s largest remaining asset, its interest in its U. K. property.

These disposal activities are part of the Company’s overall plan to sell its remaining assets and then liquidate or seek other strategic alternatives. As of February 13, 2004 no definitive determination has been made as to whether the Company will liquidate or will pursue other strategic alternatives utilizing the Company’s remaining assets (e.g., cash and NOL’s, to the extent they are available to offset future earnings). This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.    DISCONTINUED OPERATIONS

On March 5, 2001, the Company entered into an Asset Purchase Agreement to sell the assets of its Israeli electronics business to Orbotech, Ltd. On April 27, 2001, pursuant to an acquisition agreement dated November 16, 2000 with Hexagon AB of Stockholm, Sweden the Company completed the sale of the remaining Metrology Business assets, including the assumption of most related liabilities. The purchase price for the sale of the Metrology Business was $170,000 less a $12,800 cash adjustment based on the terms of the Asset Purchase Agreement. After the cash adjustment and payment of all U.S. bank debt and long-term senior note-holder obligations, the Company received net proceeds of approximately $70,000.

On August 16, 2002, the Company entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the purchase of the Company’s interest in Xygent a development stage measuring software business unit. Hexagon paid the Company $2,250 in cash on August 20, 2002, and was obligated to pay the Company a deferred purchase price of up to $750 subject to possible adjustment relating to an Xygent equity value calculation as of August 16, 2002, as specified in the Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, which resulted in a deferred purchase price payment of $604, which was paid on January 22, 2003. In connection with the sale of Xygent, the Company was released from its lease in Warwick, Rhode Island and relocated its headquarters to the Company’s North Kingstown property.

The Asset Purchase Agreement requires that the Company indemnify Hexagon for certain matters, including matters concerning the Company’s representations and warranties concerning Xygent. Prior to the sale of the

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Company’s interests to Hexagon, Hexagon held 23% of the issued and outstanding shares of Xygent and the Company held 77% of the issued and outstanding shares of Xygent. The purchase price was determined by arms-length negotiation between representatives of the Company and Hexagon.

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold the North Kingstown property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island) and reported a gain of $15,255 net of expenses on the sale. The Company received proceeds of $18,684 net of expenses. Additionally, the Company established an environmental escrow in the amount of $331 to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet except for the interest earned which is presented as part of the unrestricted cash. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the North Kingstown property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

The assets and liabilities related to the Metrology Business, Xygent, and the North Kingstown facility for all periods presented have been reclassified to assets and liabilities of discontinued operations.

The results of the discontinued operations have been reported separately on the consolidated statements of operations. Summarized results of the discontinued operations are as follows:

	2003	2002	2001
Revenues	$1,336	$2,508	$92,263
Income (loss) from operations, net of income taxes	333	(2,570)	(13,997)
Gain (loss) on disposal	15,255	(916)	47,113

Net Income (loss) from discontinued operations	$15,588	$(3,486)	$33,116

4.    ASSETS HELD FOR SALE

In conjunction with the sale of the North Kingstown property, the Company began actively marketing the U.K. property. Subsequent to year end, the Company has entered into an agreement to sell its real estate holdings in the U.K. for 5,500 British Pounds. The transaction will be in the form of the sale of the stock of the Company’s U.K. subsidiary that holds title to the property and the sale of the Company’s note receivable from the U.K. subsidiary. There will also be a post-closing adjustment for the subsidiary’s net working capital at the time of closing. The sale to Buyer under the Agreement is deemed to constitute the sale of substantially all assets of the Company within the meaning of the Delaware General Corporation Law and therefore requires stockholder approval. The Company has classified this property as asset held for sale on the Company’s Consolidated Balance Sheets. This sale is expected to be completed during 2004.

5.    AVAILABLE FOR SALE INVESTMENTS

During 2002 the Company received common shares of an insurance company as a result of the demutualization of that company. The receipt of these shares has been recorded in other income on the statement of operations. The fair market value of these shares was recorded in available for sale investments on the balance sheet. During the year ended December 31, 2003 these shares were disposed of and the Company realized a gain in the amount of $4 on this sale.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

6.    INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

	2003	2002	2001
Domestic	$(3,127)	$(3,003)	$(5,722)
Foreign	678	817	481

Loss from continuing operations before income taxes	$(2,449)	$(2,186)	$(5,241)

The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

	2003	2002	2001
Taxes Computed at 34%	$(832)	$(163)	$(2,296)
Foreign Taxes	222	247	139
Net operating losses not benefited	832	163	2,296

Income tax provision	$222	$247	$139

The income tax provision (benefit) from continuing operations before discontinued operations and extraordinary items consisted of the following:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	249	230	133

	$249	$230	$133

Deferred:
Federal	—	—	—
Foreign	(27)	17	6

	(27)	17	6

Income tax provision	$222	$247	$139

The Company has reclassified the income taxes related to the Metrology Business and Xygent to the loss from discontinued operations. The Company has recorded an income tax provision related to discontinued operations of $0, $0, and $751 for the years ended December 31, 2003, 2002, and 2001, respectively.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Other receivable reserve	$44	$43
Depreciation	—	154
Loss carry forwards	16,270	22,027
Accrued expenses	290	794
Other	119	118

Gross deferred tax assets	16,723	23,136
Less valuation allowance	16,718	23,079

Deferred tax asset	$5	$57

Deferred tax liabilities:
Asset basis differences	$4	$57
Other	18	44

Deferred tax liability	$22	$101

A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carry forwards and a portion of the other deferred tax assets. Deferred tax assets decreased along with a comparable amount of the valuation allowance due to the utilization of net operating losses.

For income tax purposes, the Company has a U.S. operating loss and capital loss carry forwards of $43,462 and $2,095, respectively. The U.S. net operating loss carry forward expires between 2018 and 2022.

The Inland Revenue Service in the United Kingdom is currently examining the U.K. income tax returns for 2000 and 2001. The Company believes the results of the examination will not have a material effect on the financial statements.

7.    RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company and Hexagon each had an ownership interest in Xygent. Therefore, Hexagon was a related party during 2002 and 2001. As presented above, during 2002 Hexagon acquired all of the Company’s interest in Xygent.

The Company leased a portion of its North Kingstown facility to Hexagon under a non-cancelable lease agreement for a period of five years commencing in April 2001. In addition to the rental payment the agreement provided that Hexagon would bear the cost of other expenses associated with the rented space. Total rental income from Hexagon received for the year ended December 31, 2002 and 2001 was $1,083 and $1,003, respectively.

The net balance of accounts receivable due from Hexagon as of December 31, 2002 was $746. This amount included $604 related to the acquisition of Xygent, which was subsequently paid in 2003.

The net balance of accounts receivable due from and accrued expenses due to Hexagon as of December 31, 2003 was $67. This amount was received subsequent to December 31, 2003.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

A Director of the Company is a partner of a law firm that provides legal services to the Company. Total fees incurred to this law firm during 2003, 2002 and 2001 were $773, $1,081 and $1,343, respectively.

The CEO received incentive compensation related to the disposal of the North Kingstown property and incentive compensation to the CEO has been accrued related to the agreement to sell the U.K. property.

8.    OTHER INCOME AND EXPENSE

Other income (expense), net from continuing operations includes:

	2003	2002	2001
Interest income	$78	$102	$1,231
Exchange losses	—	—	(7)
Income from insurance company investment	—	93	—
Other income (expenses)	20	32	(6)

Other income (expense), net	$98	$227	$1,218

9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the Company’s allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Amount Charged, net of Recoveries to Costs and Expenses	(1) Deductions	Balance at End of Period
2003	$87	$45	$95	$37
2002	826	(30)	709	87
2001	4,461	826	4,461	826

(1)	Write-offs of uncollectible accounts; in 2001 assets and related reserves were sold.

10.    INCENTIVE AND RETIREMENT PLANS

The Company has for many years utilized stock options and other stock-based awards as part of its overall management incentive compensation programs. The grant of options under the 1989 Equity Incentive Plan (the ’89 Plan), as amended, expired February 24, 1999 and the plan terminated following the sale of the Metrology Business. On February 12, 1999, the Company adopted the 1999 Equity Incentive Plan (the ’99 Plan).

Stock Incentive Plans

Under the provisions of the Company’s ’99 Plan, a variety of stock and stock based incentive awards, including stock options, are available to be granted to eligible key employees of the Company and its subsidiaries. The Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. No options were granted in 2001 or 2002. The options previously granted under the ’99 Plan were exercisable for a seven-year term, of Class A

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Common Stock granted at exercise prices between $1.875 and $2.375 per share. As a result of the sale of the Metrology Business, all of the options previously granted under the ’99 Plan and the ’89 Plan became exercisable upon the closing date of the transaction. All options not exercised at that time have since expired.

Option activity is summarized as follows:

	2001
	Options (000)	Weighted- Average Exercise Price
Outstanding—beginning of year	378	$29.15
Granted
Exercised	(160)	11.20
Forfeited or canceled	(218)	42.00

Outstanding—end of year	0	—

Exercisable at end of Year	0	—

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rates of 5.0%, volatility factors of the expected market price of the Company’s common stock of 128%, and a weighted-average expected life of the option of 4.25 years. No dividend yield was utilized due to the fact that the Company did not anticipate that it would pay dividends from continuing operations in the foreseeable future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In April 2002 the Board of Directors approved the award of an aggregate of 75,715 shares of restricted Class A common stock to members of the Board as payment of their Annual Retainer. In June 2002, 5,715 shares became fully vested and on July 18, 2003 the remaining 70,000 shares were fully vested. The entire award was recorded at fair market value on the date of issuance as deferred compensation and the related amount is being

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

amortized to operations over the vesting period. The entire amount has been amortized to operations as of July 2003 as all of these shares have fully vested. Compensation expense related to these restricted shares amounted to $88 during 2003.

In April 2003, the Company granted restricted stock awards covering 35,000 shares of common stock, respectively to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares shall vest on July 21, 2004 or upon any earlier dissolution, including any merger or sale of assets or other business combination (including a transaction done by way of tender offer or sale of stock) which constitutes the acquisition of control of the Company (including a transaction whereby a majority of the directors are replaced by representatives or nominees of such person or persons) by a person or persons owning less than a majority of the equity or voting power of the Company’s stock prior to the date of the occurrence of such event or adoption of a plan of liquidation. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense related to these restricted shares amounted to $51 during 2003. 89,645 shares of Class A Common Stock or Class B Common Stock remain available for issuance under the ’99 Plan.

Profit Incentive Plan

Under the provisions of the Company’s Amended Profit Incentive Plan as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. No awards were made under the plan for 2003, 2002 and 2001 respectively, based on performance objectives for the respective year.

Long-Term Deferred Cash Incentive Plan

The Brown & Sharpe Key Employee’s Long-Term Deferred Cash Incentive Plan (the “LTDCIP”) provided long-term deferred incentive compensation to key executive employees of the Company with award credits being established, subject to certain vesting requirements, in unfunded LTDCIP accounts for each LTDCIP participant. The LTDCIP was amended in 1998 to provide that beginning in 1998 participant award opportunities are individually determined by the Compensation and Nominating Committee of the Board of Directors administering the LTDCIP as a percentage of adjusted annual pre-tax profit. As a result of the sale of the Metrology Business, this plan was terminated and all amounts accrued under the plan were distributed to the participants. No expenses related to this plan were recorded in 2003, 2002, and 2001, respectively.

Savings Plans

The Company has a 401(k) plan for U.S. employees, which include retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios. The savings plans’ expense for the three years ended December 31, 2003 was $0, $0, and $192, respectively. The Company has terminated the plan effective June, 2003, and has discontinued making either employee or matching contributions to the plan. An application has been made to the Internal Revenue Service to approve termination and liquidation of the plan.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Stock Ownership Plan

Under the provisions of the Company’s Employee Stock Ownership Plan (“ESOP”), the Company may make contributions of common stock or cash to purchase common stock from the Company or otherwise, to be held in trust for employees meeting certain eligibility requirements until the employees reach retirement age. The ESOP may also borrow funds to purchase common shares, in which event the Company would contribute amounts as necessary to pay down the indebtedness. As a result of the disposition of the Metrology Business, the Company terminated the ESOP effective April 27, 2001. All funds under this plan were distributed to participants during 2001. The Company received in May 2002 the final termination determination from the Internal Revenue Service. No ESOP expense was recorded in 2003, 2002, and 2001.

Retirement Plans

Beginning in 1998 the Company had a Senior Executive Supplemental Umbrella Pension Plan covering certain key employees in the United States. In connection with the disposition of the Metrology Business, the benefits earned by certain key management under Senior Executive Supplemental Umbrella Pension Plan were either distributed during the year or provisions were made for such distribution, and the plan was terminated. The Defined Contribution Plan expense recorded in discontinued operations for the three years ended December 31, 2002 was $0, $0, and $452, respectively.

11.    NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share in 2003, 2002 and 2001 because the computation of diluted income (loss) per share would have an anti-dilutive effect on income (loss) per share. The computation of basic and diluted income (loss) per share is as follows:

	2003	2002	2001
Numerator:
Loss from continuing operations before extraordinary item	$(2,671)	$(2,433)	$(5,380)
Income (loss) from discontinued operations	15,588	(3,486)	33,116
Extraordinary item	—	—	(6,566)

Net income (loss)	$(12,917)	$(5,919)	$21,170

Denominator for basic and diluted income (loss) per share	2,954	2,920	2,867

Net income (loss) per share—basic and diluted
Loss from continuing operations	$(0.91)	$(0.84)	$(1.88)
Income (loss) from discontinued operations	5.28	(1.19)	11.55
Extraordinary item	—	—	(2.29)

Basic and diluted income (loss) per share	$4.37	$(2.03)	$7.38

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

12.    RESTRICTED CASH

Restricted Cash consists of the environmental escrow account established in connection with the sale of the North Kingstown property. It is anticipated that the funds in this escrow will not be released for more than one year (See note 2).

13.    DEBT

The Company had a mortgage payable on the North Kingstown facility with an original principal amount of $4,900. The mortgage was payable in monthly installments including interest computed at 8.12% per annum. The mortgage would mature in February 2005 and was secured by the North Kingstown Facility. The outstanding balance on the mortgage was $0 and $2,360 at December 31, 2003 and 2002, respectively. This mortgage payable had been classified as current in order to match the classification of the security for this debt. In 2003, the entire outstanding balance on the mortgage liability was paid. The repayment of the mortgage obligation resulted in the payment of a prepayment penalty. This penalty, in the amount of $281, has been recorded as a component of the gain on the sale of the North Kingstown facility.

Until the sale of the Company’s Metrology Business on April 27, 2001, the Company was obligated under a $50,000 private placement of senior notes with principal payments due from November 2001 to November 2007. Following the consummation of the sale to Hexagon, all of the debt to its private placement lenders was paid. The repayment of the note obligation resulted in the payment of a prepayment penalty. This penalty, together with the write-off of previously recorded debt acquisition costs, has been recorded as an extraordinary loss in the statements of operations in the amount of $6,566. No income taxes have been recorded related to this item.

Prior to April 2001, the Company had a $30,000 three-year syndicated multi-currency revolving credit arrangement with four banks. Following the consummation of sale to Hexagon on April 27, 2001, the Company paid the outstanding balance of $27,400.

14.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	2003	2002
Unfunded accrued pension cost	$—	$1,127
Taxes payable	1,351	1,400

	$1,351	$2,527

15.    COMMON STOCK

At a special meeting held on April 27, 2001, the stockholders of BNS Co. approved the reduction of the par value per share of the Class A Common Stock and Class B Common Stock from $1.00 to $.01 and a one-for-five reverse stock split of the Company’s outstanding Class A Common Stock and Class B Common Stock. The record date for the one-for-five reverse stock split was May 10, 2001. All references to shares have been restated to reflect the stock split.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Both classes of common stock have equal rights upon liquidation. Class A Common Stock may not receive less cash dividends per share than Class B Common Stock, nor may such dividends be less frequent. The Class A Common Stock has one vote per share. Except as otherwise provided by the Certificate of Incorporation and by law, the Class B Common Stock has ten votes per share, and the Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis, and can be transferred in Class B form only to specified transferees, generally members of a shareowner’s family and certain others affiliated with the shareowner. During 2003 and 2002, 17,355 shares and 11,032 shares respectively, were converted from Class B Common Stock to Class A Common Stock.

16.    PREFERRED STOCK PURCHASE RIGHTS

On February 13, 1998, the Board approved a new Rights Plan and declared a dividend purchase right (a Right) for every outstanding share of the Company’s Class A Common Stock and Class B Common Stock to be distributed on March 9, 1998 to stockholders of record as of the close of business on that date. The Rights expire on February 13, 2008 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events. On October 10, 2002 the Board approved an amendment to the Rights Plan to increase the percentage threshold which would trigger distribution of the Rights and reduce the exercise price of each Right under the Plan. On October 6, 2003, the Board approved an amendment to the Rights Plan to decrease the percentage threshold which would trigger distribution of the Rights.

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Participating Preferred Stock, $1.00 par value per share, at a price of $12.00 per one one-hundredth of a share, subject to adjustment. The Rights will, on the distribution date, separate from the Common Stock and become exercisable ten days after a person has acquired beneficial ownership of 5% (or 20% in the case of stockholders, and certain of their transferees, who together with their affiliates beneficially held 20% or more of the Company’s outstanding Common Stock on October 6, 2003) or more of the outstanding shares of Common Stock of the Company or commencement of a tender or exchange offer that would result in any person owning 5% (or 20% in the case of stockholders, and certain of their transferees, who together with their affiliates beneficially held 20% or more of the Company’s outstanding Common Stock on October 6, 2003) or more of the Company’s outstanding Common Stock.

Each holder of a Right will in such event have the right to receive shares of the Company’s Class A Common Stock having a market value of two times the exercise price of the Right, which has been set at $12.00; and in the event that the Company is acquired in a merger or other business combination, or if more than 25% of its assets or earning power is sold, each holder of a Right would have the right to receive common stock of the acquiring company with a market value of two times the exercise price of the Right. Following the occurrence of any of these events, any Rights that are beneficially owned by any acquiring person will immediately become null and void. The Company, by a majority vote of the Board, may redeem the Rights at a redemption price of $.01 per Right.

17.    CONTINGENCIES

The Company is a defendant in a variety of legal claims that arise in the normal course of business. These include claims received for toxic tort injuries related to the use of asbestos material in pumps sold by its hydraulic pump operations, and other product liability claims relating to the use of machine tools sold by a division of the Company which was itself sold many years ago. There have also been a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims. Most of these

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company’s former pump division, which was sold in 1992. The Company has insurance coverage, but in general the coverage available has limitations. The Company expects, based on past experience, that it will continue to be subject to additional toxic tort claims in the future. As a matter of Delaware law the directors are required to take the probability of future claims into its consideration of various matters.

The contingent claims relating to the former pump division pose the most uncertainty. The Company has limited information concerning the number and location of pumps manufactured and, therefore, is unable to estimate the aggregate number of claims which might be filed in the future, which is necessary in order to reliably estimate any financial exposure. This product line was introduced in the late 1800’s. The materials alleged to contain asbestos were used for an undetermined period of time ending in the late 1960’s. The claims relate to exposure to this asbestos material. The Company sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company has been named as a defendant in a total of 375 known claims (as of February 23, 2004) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. However, in 2002 the Company was named in 98 additional claims; in 2003 there were a total of 192 new claims filed; and the Company has received notice of another 31 claims through February 23, 2004. In 2002, 42 claims were settled for an aggregate of $30,000 exclusive of attorney’s fees, and in January, 2004 a plaintiff’s attorney agreed to settle one claim for $500 and file for dismissal in another 67 claims. There are currently 265 claims that are open and active. However, under certain circumstances some of the settled claims may be reopened.

The Company believes it has significant defenses to any liability for toxic tort claims on the merits. It should be noted that, to date, none of these toxic tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. Settlement and defense costs to date have been insignificant. However, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company’s ability to determine prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

In January 2003 the Company reached a settlement and made a payment of $1.7 million to its former CEO and CFO to settle a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized, and to resolve a severance dispute. This entire amount had been accrued as of December 31, 2002.

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

A Phase II environmental study on the North Kingstown property completed in 2002 indicated the existence of certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management (“RIDEM”). After extensive testing, the Company submitted two Remedial Action Work Plans (“RAWP’s”) to RIDEM, and on November 7, 2002, RIDEM issued a letter approving both RAWP’s. In September 2003 the Company received Interim Letters of Compliance from RIDEM for the completion of both RAWP’s.

18.    LEASES

The Company has a three year non-cancelable lease obligation for office space which began in 2003. Lease expense in 2003 was $16

Future minimum lease payments under this lease aggregate $69. Of this amount, annual minimum payments are $28, $29 and $12 for years 2004 through 2006, respectively.

19.    SUBSEQUENT EVENT

On February 5, 2004 the Company signed an agreement to sell the U.K. property for 5,500 British Pounds. This represents substantially all of the Company’s remaining assets. Upon sale of the U.K. property the Company’s remaining assets will predominantly be cash and cash equivalents. It is the Company’s intention to sell its remaining assets and then liquidate or seek other strategic alternatives. Such plan may involve one of the following alternatives: a) the sale of the Company through a merger or other change in control transaction; b) a liquidation, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors (including contingent claims) and contemplated distributions to stockholders; or c) continuation of the Company as a going-concern for either a limited or longer period of time while the Company devotes energies to resolving its contingent liabilities and makes investments which are permitted without requiring the Company to register as an “investment company” under the Investment Company Act of 1940. Such investments may include possible acquisitions of other operating businesses.

On February 23, 2004, 7,000 shares of restricted stock were awarded to directors under the 1999 Equity Incentive Plan in payment of the retainer fee for the 2004 year. The restricted shares granted are subject to forfeiture and do not vest until the director has continuously served as a director through April 30, 2005 (except that the forfeiture restrictions shall lapse and the shares shall vest immediately prior to termination of service as a director on account of death or disability) or, if earlier, on the day immediately prior to the happening of certain events, namely, a merger or other business combination or other change in control transaction, dissolution or filing by the Company under the bankruptcy laws for a liquidation. As of February 23, 2004, there were 82,645 shares of Class A common stock or Class B common stock available for issuance under the 1999 EIP.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    QUARTERLY DATA (UNAUDITED)

	Previously Reported Mar 31	Restated Mar 31	Previously Reported Jun 30	Restated Jun 30	Sep 30	Dec 31
2003
Rental income	$566	$—	$567	$—	$—	$—
Gravel/landfill royalty revenue	188	188	252	252	236	272

Revenue	$754	$188	$819	$252	$236	$272
Loss from continuing operations	(132)	(449)	(875)	(1,007)	(656)	(559)
Income (loss) from discontinued operations, net of income taxes	(20)	297	(8)	124	15,214	(47)

Net income (loss)	$(152)	$(152)	$(883)	$(883)	$14,558	$(606)

Net income (loss) per share, basic and diluted, from continuing operations	$(0.04)	$(0.15)	$(0.30)	$(0.34)	$(0.22)	$(0.19)
Discontinued operations	(0.01)	0.10	—	0.04	5.11	(0.02)

Net income (loss) per common share-basic and diluted	$(0.05)	$(0.05)	$(0.30)	$(0.30)	$4.89	$(0.21)

On August 26, 2003, the Company sold its North Kingstown Facility. As a result of this transaction, all activity related to the North Kingstown Facility is required to be presented as discontinued operations for all periods presented. The previously reported results included in the Company’s Form 10-Q for the three months ending March 31, 2003 and June 30, 2003 are restated here to reflect the classification of the North Kingstown Facility as discontinued operations.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    QUARTERLY DATA (UNAUDITED) (continued)

	Previously Reported Mar 31	Restated Mar 31	Previously Reported June 30	Restated June 30	Sept 30	Dec 31
2002
Rental income	$625	$—	$627	$—	$—	$
Gravel/landfill royalty revenue	225	225	252	252	304		237

Revenue	850	225	879	252	304		237
Loss from continuing operations	38	(365)	(310)	(799)	(487)		(782)
Income (loss) from discontinued operations, net of income taxes	(1,650)	(1,247)	(2,599)	(2,110)	(997)		868

Net income (loss)	$(1,612)	$(1,612)	$(2,909)	$(2,909)	$(1,484)		$86

Net income (loss) per share, basic and diluted, from continuing operations	$0.01	$(0.13)	$(0.11)	$(0.27)	$(0.17)		$(0.27)
Discontinued operations	(0.57)	(0.43)	(0.89)	(0.73)	(0.34)		0.30

Net income (loss) per common share-basic and diluted	$(0.56)	$(0.56)	$(1.00)	$(1.00)	$(0.51)		$0.03

On August 26, 2003, the Company sold its North Kingstown property. As a result of this transaction, all activity related to the North Kingstown property is required to be presented as discontinued operations for all periods presented. The previously reported results included in the Company’s Form 10-Q for the three months ending March 31, 2002 and June 30, 2002 are restated here to reflect the classification of the North Kingstown property as discontinued operations.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A—CONTROLS AND PROCEDURES

The Company’s management, which consists of the Company’s President and Chief and Chief Executive Officer who is also the Company’s Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2003, and has concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information regarding our Directors, Executive Officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 2—Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement we will mail not later than April 28, 2004 to our stockholders in connection with our 2004 Annual Meeting of Stockholders. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

The Company has adopted a Code of Business Conduct and Ethics (“Code”). The Code, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes the Corporation’s Code of Ethics for Senior Financial Officers. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is included as the Exhibit 10.39 to this 10-K Annual Report.

ITEM 11—EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, we direct you to the section entitled “Executive Compensation” in the Proxy Statement we will mail not later than April 28, 2004 to our stockholders in connection with our 2004 Annual Meeting of Stockholders. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information regarding Security Ownership of Certain Beneficial Owners and Management, we direct you to the section entitled “Security Ownership of Certain Beneficial Owners and Management,” which will appear in the Proxy Statement we will mail not later than April 28, 2004 to our stockholders in connection with our Annual Meeting of Stockholders. We are incorporating the information contained in that section here by reference.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1999 Equity Incentive Plan as of December 31, 2003. The Company’s 1999 Equity Incentive Plan was approved by the Company’s stockholders on April 30, 1999.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	89,645	(1)
Equity compensation plans not approved by security holders	0	0	0

Total			89,645

(1)	89,645 shares remain available for issuance under the Company’s 1999 Equity Incentive Plan as of December 31, 2003.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information relating to certain relationships and related transactions, we direct you to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement we will mail, not later than April 28, 2004, to our stockholders in connection with our 2004 Annual Meeting of Stockholders. We are incorporating the information contained in that section here by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, we direct you to the “Audit Committee” report which will appear in the Proxy Statement we will mail, not later than April 28, 2004, to our stockholders in connection with our 2004 Annual Meeting of Stockholders. We are incorporating the information concerning the fees paid to our auditors contained in that report here by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Financial Statement Schedules

Financial Statements filed in Item 8 of this Annual Report:

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareowners’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements—December 31, 2003

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are not inapplicable, or the information is included in the financial statements.

Reports on Form 8-K

A Form 8-K was filed on October 7, 2003 to report an amendment to the Shareholders Rights Plan, and a Form 8-K was filed on February 6, 2004 to report the agreement of the Company to sell its U.K. property.

Exhibit Index

Number

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

3.12

Amendment to Section 14 of the By-laws adopted August 8, 2002. This exhibit was filed as Exhibit 3.12 to the Company’s 10-Q for the quarter ending September 30, 2002, and is hereby incorporated by reference.

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

Number	Exhibit Index

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

10.10

Rights Agreement dated as of February 13, 1998 (“Rights Agreement”) between the Company and BankBoston N.A., as Rights Agent, filed as Exhibit 1 to Report on Form 8-K dated March 5, 1998, which is hereby incorporated by reference.

10.11

Form of Certificate of Designation with respect to the Series B Participating Preferred Stock, par value $1.00 per share, of the Company (filed as Exhibit A to the Rights Agreement, filed as Exhibit A to Report on Form 8-K dated March 5, 1998), which is hereby incorporated by reference.

10.12	Amendment to Rights Agreement dated February 13, 1998 filed as Exhibit 10.90.2 to Report on Form 10-Q for quarter ending September 30, 2001, and which is incorporated herein by reference.

+10.13	Key Employee’s Long-Term Deferred Cash Incentive Plan as amended through February 23, 1998.

+10.14	Supplemental Executive Retirement Plan as amended February 13, 1998.

+10.15	Senior Executive Supplemental Umbrella Pension Plan dated February 13, 1998.

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

Number	Exhibit Index

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

10.29

Additional Amendment to Instrument of Termination and Amendment to Brown & Sharpe Stock Ownership and Profit Participation Plan and Trust Agreement dated as of February 12, 2002. This exhibit was previously filed as Exhibit 10.29 to the Company’s 10-Q for the quarter ending March 31, 2002, and is hereby incorporated by reference.

10.30

Stock Purchase Agreement, dated April 8, 2002, between Xygent Inc. and BNS Co. This exhibit was filed as Exhibit 10.31 to the Company’s 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

10.31

2002 Stock Purchase Agreement, dated as of April 8, 2002, between Xygent Inc. and BNS Co. relating to the purchase of 13,206 shares of Common Stock of Xygent in connection of retirement of $1.5 million in intercompany debt. This exhibit was filed as Exhibit 10.31 to the Company’s 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

10.32

Omnibus Agreement, dated April 19, 2002, by and among Xygent Inc., Brown & Sharpe Inc., Hexagon Holdings, Inc. and Hexagon AB. This exhibit was filed as Exhibit 10.32 to the Company’s 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

10.33

Securities Purchase Agreement, dated as of August 16, 2002, by and among the Company, Xygent Inc. and Hexagon Holdings, Inc. This exhibit was filed as Exhibit 1 to the Company’s 8-K filed on September 3, 2002, and is hereby incorporated by reference.

10.34

Amendment No. 2, dated as of October 10, 2002, to the Rights Plan, dated as of February 13, 1998, as amended (the “Rights Plan”), originally between the Company and BankBoston N.A. This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 15, 2002, and is hereby incorporated by reference.

+10.35

Agreement and Release, dated as of January 27, 2003, between the Company and Andrew C. Genor. The exhibit was filed as Exhibit 10.35 to the Report on Form 10-K for the year 2002 and is hereby incorporated by reference.

+10.36

Amended and Restated Engagement Letter, dated as of January 24, 2003, between Michael Warren Associates, Inc. and the Company. The exhibit was filed as Exhibit 10.36 to the Report on Form 10-K for the year 2002 and is hereby incorporated by reference.

+10.36.1	Amendment to Item 10.36 dated April 8, 2003. This Exhibit was filed as Exhibit 10.39 to the Report on Form 8-K filed September 10, 2003 and is hereby incorporated by reference.

+10.36.2	Amendment to Item 10.36 dated November 3, 2003. This Exhibit was filed as Exhibit 10.40 to the Report on Form 10-Q for the quarter ending September 30, 2003, and is hereby incorporated by reference.

+10.36.3	Amendment to Item 10.36 dated February 23, 2004 and filed herewith.

10.37

First Amendment to the BNS Co. Savings and Retirement Plan dated as of December 20, 2002. The exhibit was filed as Exhibit 10.37 to the Report on Form 10-K for the year 2002 and is hereby incorporated by reference.

Number	Exhibit Index

+10.38	Form of Indemnity Agreement with Michael Warren dated December 20, 2002. The exhibit was filed as Exhibit 10.38 to the Report on Form 10-K for the year 2002 and is hereby incorporated by reference.

10.39	Agreement relating to Gravel Extraction, Landfilling, Restoration and Aftercare Works at Harmondsworth Land Sipson in the London Borough of Hillingdon dated November 10, 2000, filed herewith.

10.40

Purchase and Sale Agreement dated as of April 28, 2003 between the Company and Wasserman RE Ventures LLC filed as Exhibit 99.1 to Report on Form 8-K filed September 10, 2003 and is hereby incorporated by reference.

10.41	Purchase and Sale Agreement dated as of February 5, 2004 between the Company, BNS International, Ltd. and Bath Road Holdings Limited filed herewith.

10.42	Amendment No. 3, dated as of October 6, 2003, to the Rights Plan. This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 7, 2003, and is hereby incorporated by reference.

14.1	Code of Business Conduct and Ethics, filed herewith.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors—Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

+	This identifies management contracts or compensatory plans.

Financial Statement Schedules – No financial statement schedules were filed for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNS Co.
(REGISTRANT)

Date: February 27, 2004	By:	/s/ MICHAEL D. WARREN
Michael D. Warren
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KENNETH N. KERMES	2/27/2004	/s/ HOWARD K. FUGUET	2/27/2004
Kenneth N. Kermes Chairman of the Board and Director	Date	Howard K. Fuguet Director	Date

/s/ JOHN M. NELSON	2/27/2004	/s/ RICHARD M. DONNELLY	2/27/2004
John M. Nelson Director	Date	Richard M. Donnelly Director	Date

/s/ J. ROBERT HELD	2/27/2004	/s/ ROGER E. LEVIEN	2/27/2004
J. Robert Held Director	Date	Roger E. Levien Director	Date

/s/ HENRY D. SHARPE, III	2/27/2004	/s/ MICHAEL D. WARREN	2/27/2004
Henry D. Sharpe, III Director	Date	Michael D. Warren President and Chief Executive Officer Vice President and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)	Date