Form 10-K/A
period 2003-12-31
BNS CO
filed 2004-03-11
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

BNS Co.

EXPLANATORY NOTE

This Form 10-K/A for the fiscal year ending December 31, 2003 is being filed solely to reflect the Company’s adoption in fiscal 2003 of FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), and the related reclassification of debt extinguishment costs in 2001 from an extraordinary item to discontinued operations. In all other respects this Form 10-K/A is identical to the registrant’s Annual Report on Form 10-K filed by the Company on March 2, 2004.

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

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share information)
Statement of Operations Data
Revenue	$948	$1,018	$949	$726	$758
Loss from continuing operations	(2,671)	(2,433)	(5,380)	(14,439)	(17,811)
Net income (loss)	$12,917	$(5,919)	$21,170	$(57,309)	$(42,874)
Net loss per common share, Basic, from continuing operations	$(0.91)	$(0.84)	$(1.88)	$(5.26)	$(6.62)
Net income (loss) per common share, Basic	$4.37	$(2.03)	$7.38	$(20.88)	$(15.93)
Net loss per common share, diluted, from continuing operations	$(0.91)	$(0.84)	$(1.88)	$(5.26)	$(6.62)
Net income (loss) per common share, Diluted	$4.37	$(2.03)	$7.38	$(20.88)	$(15.93)
Average shares outstanding	2,954	2,920	2,867	2,745	2,691
Cash dividends per share	—	—	$15.25	—	—
Balance Sheet Data
Total assets	$16,617	$9,263	$19,283	$250,645	$302,177
Long-term debt including current maturity	—	$2,360	$3,317	$65,176	$69,030

(1)	The 2003 net income includes a gain from the sale of the North Kingstown property of $15,255 or $5.16 per share

(2)	The 2002 net income includes a loss from the disposal of the Company’s controlling interest in Xygent of $916 or $0.31 per share.

(3)	The 2001 net income includes a gain from the disposal of the Metrology Business to Hexagon AB in the amount of $47,113 or $16.43 per share.

(4)	The 2001 net income includes $6,566, which represents the payment of a prepayment penalty in connection with the repayment of the long-term senior debt and the write-off of debt acquisition costs previously capitalized. This amount has been reclassified from extraordinary to discontinued operations in accordance with SFAS 145 “Rescission on FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(5)	The 2000 loss includes a change in accounting principle as the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”). The effect of applying this change in accounting principle was a charge for the cumulative effect of the change amounting to $27,401 (net of an income tax benefit of $600) or $9.98 per share.

(6)	Effective May 10, 2001, the Company’s shareholders approved a one-for-five reverse stock split. Accordingly, all periods presented have been restated to reflect this reverse stock split.

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

Recent Accounting Pronouncements

In April, 2003, the FASB issued FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). In accordance with the Company’s adoption of SFAS 145 in 2003, the Company was required to reclassify their 2001 extinguishment of debt from an extraordinary item to discontinued operations reflected in their 2003 Consolidated Statements of Operations.

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

2002 Compared to 2001

In 2002 and 2001, the Company recorded a net loss of $5.9 million and net income of $21.2 million, respectively. The 2002 and 2001 results include the following:

	In millions
	2002	2001
Loss from continuing operations	$(2.4)	$(5.4)
Income (loss) from discontinued operations	(3.5)	26.6

Net loss	$(5.9)	$21.2

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

Cash Flow

Net cash used in operations in 2003 was $7.2 million compared with $2.9 million in 2002 and $9.5 million in 2001. In the calculation of net cash used in operations for the year ended December 31, 2003, the net income of $12.9 million was reduced by gain on sale of the North Kingstown property of $15.3 million, by the establishment of environmental escrow of $.3 million, by the payment of $1.7 million settlement of a compensation and severance dispute to its former CEO and $1.9 million plus interest to another former CEO of the Company representing pension benefits. In the calculation of net cash used in operations for the year ended December 31, 2002, the net loss of $5.9 million was increased by the loss on the sale of Xygent of $.9 million, by the loss from the discontinued operations of $2.6 million and decreased by the payment of pension obligations of $.7 million. In the calculation of cash used in operations for the year ended December 31, 2001, the net income of $21.2 million was reduced by the gain on the sale of the Metrology Business of $47.1 million, by the loss from the discontinued operations of $20.6 million and decreased by the payment of pension obligations of $4.4 million. Cash flows from working capital decreased in 2002 from 2001 by $1.9 million. This change was predominately due to the settlement of the compensation dispute with a former executive as discussed in Footnote 17 of the financial statements included in Item 8.

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

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands, except per share data)

	2003	2002	2001
Gravel/landfill royalty revenue	$948	$1,018	$949
General and administrative expenses	3,355	3,310	6,588

Operating loss	(2,407)	(2,292)	(5,639)
Interest expense	140	121	820
Other income, net	98	227	1,218

Loss from continuing operations before income tax	(2,449)	(2,186)	(5,241)
Income tax provision	222	247	139

Loss from continuing operations:	(2,671)	(2,433)	(5,380)
Income (loss) from discontinued operations	333	(2,570)	(20,563)
Gain (loss) on sale of business	—	(916)	47,113
Gain from sale of facility, net of income taxes of $210, $0, and $0	15,255	—	—

Income (loss) from discontinued operations	12,917	$(5,919)	$26,550

Net income (loss)	$12,917	$(5,919)	$21,170

Net income (loss) per share basic and diluted:
Continuing operations	$(0.91)	$(0.84)	$(1.88)
Discontinued operations	5.28	(1.19)	9.26

Net income (loss) per common share basic and diluted	$4.37	$(2.03)	$7.38

Shares used in computation	2,954	2,920	2,867

Item 1.	FINANCIAL STATEMENTS*

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

* The accompanying notes are an integral part of the financial statements

BNS Co.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002, and 2001

(dollars in thousands)

	2003	2002	2001
Cash Used in Operations:
Net income (loss)	$12,917	$(5,919)	$21,170
Adjustment to reconcile net earnings to net cash provided (used) in operating activities:
(Income) loss from discontinued operations	(333)	2,570	20,563
(Gain) loss from disposal of business/property	(15,255)	916	(47,113)
Restricted Cash for Environmental Escrow	(331)	—	—
Investment shares received	—	(93)	—
Depreciation and amortization	145	136	9
Unfunded pension	(1,886)	(752)	(4,380)
Change in long-term liability	—	—	216
Changes in Working Capital:
(Increase) decrease in other receivables	77	(108)	40
Decrease (increase) in prepaid expenses and other current assets	(646)	(165)	1,398
(Decrease) increase in accounts payable and accrued expenses	(1,856)	519	(1,392)
Increase in other assets	—	3	—

Net Cash Used In Operations	(7,168)	(2,893)	(9,489)

Investment Transactions:
Capital expenditures	—	(14)	(23)
Proceeds from sale of business, net of expenses	1,028	3,175	141,285
Proceeds from sale of building, net of expenses	18,684	—	—
Payment related to sale of Electronics Division	(307)	—	—
Payment related to sale of Metrology Business	—	(1,200)	—
Proceeds from sale of available for sale securities	97	—	—

Cash Provided by Investment Transactions	19,502	1,961	141,262

Financing Transactions:
Payment of notes payable	(2,360)	—	(27,400)
Payment of long-term senior notes payable	—	—	(56,566)
Payment on mortgage	—	(957)	(883)
Distribution to shareholders	—	—	(44,480)
Equity contributions	—	—	1,772
Purchase of minority interest	—	(688)	(1,116)
Contribution from minority interest	—	1,500	2,500

Cash Used in by Financing Transactions	(2,360)	(145)	(126,173)

Cash Provided by (Used in) Discontinued Operations	—	(3,288)	(5,771)
Effect of Exchange Rate Changes on Cash	14	125	(55)

Cash and Cash Equivalents:
Increase (decrease) during the period	9,988	(4,240)	(226)
Beginning balance	4,416	8,656	8,882

Ending balance	$14,404	$4,416	$8,656

Supplementary Cash Flow Information:
Interest Paid	$222	$361	$3,378

Taxes Paid	$365	$290	$230

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

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

In April, 2003, the FASB issued FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). In accordance with the Company’s adoption of SFAS 145 in 2003, the Company was required to reclassify their 2001 extinguishment of debt from an extraordinary item to discontinued operations reflected in their 2003 Consolidated Statements of Operations.

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

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

The Asset Purchase Agreement requires that the Company indemnify Hexagon for certain matters, including matters concerning the Company’s representations and warranties concerning Xygent. Prior to the sale of the Company’s interests to Hexagon, Hexagon held 23% of the issued and outstanding shares of Xygent and the Company held 77% of the issued and outstanding shares of Xygent. The purchase price was determined by arms-length negotiation between representatives of the Company and Hexagon.

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

The income tax provision (benefit) from continuing operations before discontinued operations consisted of the following:

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

The Company has for many years utilized stock options and other stock-based awards as part of its overall management incentive compensation programs. The grant of options under the 1989 Equity Incentive Plan (the ‘89 Plan), as amended, expired February 24, 1999 and the plan terminated following the sale of the Metrology Business. On February 12, 1999, the Company adopted the 1999 Equity Incentive Plan (the ’99 Plan).

Stock Incentive Plans

Under the provisions of the Company’s ‘99 Plan, a variety of stock and stock based incentive awards, including stock options, are available to be granted to eligible key employees of the Company and its subsidiaries. The Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. No options were granted in 2001 or 2002. The options previously granted under the ‘99 Plan were exercisable for a seven-year term, of Class A Common Stock granted at exercise prices between $1.875 and $2.375 per share. As a result of the sale of the Metrology

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Business, all of the options previously granted under the ‘99 Plan and the ‘89 Plan became exercisable upon the closing date of the transaction. All options not exercised at that time have since expired.

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

	2003	2002	2001
Numerator:
Loss from continuing operations before discontinued operations	$(2,671)	$(2,433)	$(5,380)
Income (loss) from discontinued operations	15,588	(3,486)	26,550

Net income (loss)	$(12,917)	$(5,919)	$21,170

Denominator for basic and diluted income (loss) per share	2,954	2,920	2,867

Net income (loss) per share—basic and diluted
Loss from continuing operations	$(0.91)	$(0.84)	$(1.88)
Income (loss) from discontinued operations	5.28	(1.19)	9.26

Basic and diluted income (loss) per share	$4.37	$(2.03)	$7.38

12.	RESTRICTED CASH

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

Until the sale of the Company’s Metrology Business on April 27, 2001, the Company was obligated under a $50,000 private placement of senior notes with principal payments due from November 2001 to November 2007. Following the consummation of the sale to Hexagon, all of the debt to its private placement lenders was paid. The repayment of the note obligation resulted in the payment of a prepayment penalty. This penalty, together with the write-off of previously recorded debt acquisition costs, had been initially recorded as an extraordinary loss in the statements of operations in the amount of $6,566. In connection with the Company’s adoption of SFAS 145 in 2003, this loss has been reclassified from an extraordinary item to discontinued operations. No income taxes have been recorded related to this item.

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

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Exhibit Index

Number	Exhibit Index

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

Number	Exhibit Index

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

Number	Exhibit Index

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

+10.36.1	Amendment to Item 10.36 dated April 8, 2003. This Exhibit was filed as Exhibit 10.39 to the Report on Form 8-K filed September 10, 2003 and is hereby incorporated by reference.

+10.36.2	Amendment to Item 10.36 dated November 3, 2003. This Exhibit was filed as Exhibit 10.40 to the Report on Form 10-Q for the quarter ending September 30, 2003, and is hereby incorporated by reference.

+10.36.3	Amendment to Item 10.36 dated February 23, 2004 was filed as Exhibit 10.36.3 to the Form 10-K filed on March 2, 2004 and is hereby incorporated by reference.

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

10.39

Agreement relating to Gravel Extraction, Landfilling, Restoration and Aftercare Works at Harmondsworth Land Sipson in the London Borough of Hillingdon dated November 10, 2000, was filed as Exhibit 10.39 to the Form 10-K filed on March 2, 2004 and is hereby incorporated by reference.

10.40

Purchase and Sale Agreement dated as of April 28, 2003 between the Company and Wasserman RE Ventures LLC filed as Exhibit 99.1 to Report on Form 8-K filed September 10, 2003 and is hereby incorporated by reference.

10.41

Purchase and Sale Agreement dated as of February 5, 2004 between the Company, BNS International, Ltd. and Bath Road Holdings Limited was filed as Exhibit 10.41 to the Form 10-K filed on March 2, 2004 and is hereby incorporated by reference.

10.42	Amendment No. 3, dated as of October 6, 2003, to the Rights Plan. This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 7, 2003, and is hereby incorporated by reference.

14.1	Code of Business Conduct and Ethics, was filed as Exhibit 14.1 to the Form 10-K filed on March 2, 2004 and is hereby incorporated by reference.

21	Subsidiaries of the Registrant was filed as Exhibit 21 to the Form 10-K filed on March 2, 2004 and is hereby incorporated by reference.

23	Consent of Independent Auditors—Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

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

BNS Co.
(REGISTRANT)

Date: March 10, 2004	By:	/s/ MICHAEL D. WARREN

Michael D. Warren
President and Chief Executive Officer Vice President and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)