Form 10-K/A
period 2003-12-31
BNS CO
filed 2004-04-26
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this amended Form 10-K or any amendment to this amended Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

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

EXPLANATORY NOTE

This Form 10-K/A for the fiscal year ending December 31, 2003 is being filed solely to reflect the inclusion of certain data relating to Items 10, 11, 12, 13 and 14 previously included by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed in May 2004.

PART III

Items 10, 11, 12, 13 and 14 to the Annual Report on Form 10-K of BNS Co. (the “Company”) for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 2, 2004, and as previously amended on March 11, 2004, are hereby amended and restated in their entirety as follows.

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table summarizes information regarding directors of the Company as of April 23, 2004. Information is also furnished with respect to Jack Howard and James Henderson, who have been nominated for election as directors of the Company at the 2004 Annual Meeting, which is expected to be held on June 11, 2004. Information is set forth below on the committees of the Board of Directors after giving effect to the merger of the Compensation and Nominating Committee with the Corporate Governance Committee on February 23, 2004. (The combined committee is now called the Nominating, Compensation and Corporate Governance Committee.) Prior to that date, the Company had a separate Compensation and Nominating Committee and a separate Corporate Governance Committee.

Name (Age) (Board Committee Membership)	Year First Elected a Director	Principal Occupation During Last Five Years and Directorships in Public Reporting and Other Companies
Henry D. Sharpe, III (48) (Nominating, Compensation & Corp. Governance, Audit)	1992	From January 2004 to present, Manager, Dewhurst Solutions, LLC, a start-up developing technology for the golf industry; from January 2004 to present, Manager, Q-Labs Scientific Devices, LLC, a start-up developing medical products; from December 2003 to present, President, Bluewater Designworks, LLC, firm providing intellectual property design and development services; from March 2003 to present, Director & Vice President, Bridge Golf, Inc, a start-up developing technology for golf industry; from May 2001 to present, Director, Treasurer & VP, Strategic Development, Gamete Technology, Inc., a start-up cryopreservation business; from February 2003 to present, Director & Treasurer, Q-Labs, Inc., a start-up developing medical products; from April 1999 to 2003, Partner, Kondon & Associates LLC, a start-up incubator; pre-1998 to March 2003, co-founder and Technical Director, Design Lab, LLC, a multi-disciplinary product design firm specializing in development of new products.

J. Robert Held (65) (Nominating, Compensation and Corp. Governance)	1996	Currently a consultant to the computer industry; from 1988 to 1995, President, Chief Executive Officer, and a Director of Chipcom Corporation, a computer communications company; Currently a Director of: e-studio, a web casting business, ESI, a software company, Art Technology Group, a public (NASDAQ-listed) CRM company, and Azimuth Inc., a start-up in the wireless market.

Roger E. Levien (69) (Nominating, Compensation and Corp. Governance)	1996	From May 1997 to present, Managing Partner, Levien Enterprises, a consulting business; July 1992 to April 1997, Vice President, Strategy and Innovation, Xerox Corporation, Stamford, CT, manufacturer of document and office technology equipment.

Richard M. Donnelly (59) (Executive, Nominating, Compensation and Corp. Governance)	1999	Currently a principal in the firm of Donnelly Associates, a consulting firm to manufacturing industries, and an industrial Partner in Ripplewood Holdings, private equity investors; from 1995 to 1998, President of General Motors Europe; Currently a Director of: Powerway, Inc., Oshkosh Truck Corp., and Capstone Turbine Corporation (NASDAQ-listed); and Chairman of the Board of Niles Parts Co. Ltd., Japan, a private company majority owned by Ripplewood Holdings, and AsahiTec, a publicly traded Japanese company majority owned by Ripplewood Holdings.

Kenneth N. Kermes (69) (Executive, Audit)	2000	Chairman of the Board of Directors of BNS Co. since May 2001; Since January 2004, Director of Major Gifts, Advancement Department of the University of Rhode Island; From April 2002 to January 2004, Vice President of Planning and Service Development, South County Hospital; from May 2001 to April 2002, Partner of SeaView Capital, a private equity firm; from 1999 to 2000, President and Chief Executive Officer of BNS Co.; from May 2000 to May 2001, Partner of SeaView Capital, a private equity firm; from 1998 to 1999, partner of Bay View Equity Partners, a private equity firm; from 1994 to 1998, Vice President for Business and Finance and Chief Financial and Administrative Officer, University of Rhode Island; from 1998 to date, Director, AT Wall, a metal stamping company; Currently, Director, Careside, Inc., a diagnostic equipment company.

John M. Nelson (72) (Executive, Audit)	1975	From September 2001 to October 2002, Chairman, Commonwealth National Bank; from May 2000 to May 2001, Chairman of the Board of Directors of BNS Co.; from June 1999 to June 2001, Lead Director, and from June 1995 to July 1999, Chairman of the Board, The TJX Companies, Inc., an off price specialty apparel retailer; Chairman of the Board, Wyman Gordon Company, manufacturer of forgings and castings; Director, Eaton Vance Corp.; Director, Commerce Holdings, Inc., a holding company for property and casualty insurance companies.

Howard K. Fuguet (67)	1990	Partner of the law firm of Ropes & Gray, Boston, MA.

Jack Howard (42) (Nominee for Director (2007 Class) to be elected at the 2004 Annual Meeting)		From October 1993 to present, representative, Steel Partners II, L.P. from 1996 to present, Director and from 1997, Vice President, Web Financial Corp., a commercial and consumer lender (public company); from December 2001 to present, Vice President and from May 1994, Director, Gateway Industries Inc., a database development and website design & development services firm (public company); from 1999 to present Director, Pubco Corp., a printing supplies & construction equipment manufacturer & distributor; from January 1989 to present, Principal, Mutual Securities, Inc., a registered broker-dealer.

James Hendenson (46) (Nominee for Director (2005 Class) to be elected at the 2004 Annual Meeting)		From March 2002 to present, Vice President, Steel Partners, Ltd., a management and advisory company; from August 1999 to March 2002, Vice President, Steel Partners Services, Ltd.; from November 2003 to present, President and COO and from September 2003 Vice President of Operations, WebFinancial Corporation, a commercial and consumer lender (public company); from January 2000 to present, Director, WebBank, an FDIC Insured Utah Industrial Loan Corp. from December 2001, President, Gateway Industries, Inc, a database development and website design & development services firm (public company); from January 2002, Director, SL Industries, Inc., a manufacturer and marketer of Power and Data Quality systems and equipment; from November 2003, Director, Del Global Technologies Corp., a manufacturer and marketer of medical imaging equipment & power conversion subsystems; from December 1999 and July 2002 until September 2003, a Director and acting CEO, respectively, of ECC International Corp., a manufacturer and marketer of computer controlled simulators for military weapons; from January 2001 to August 2001, President, MDM Technologies, Inc, a direct mail & marketing company; from October 1998 to June 1999, President and COO and various other positions, Aydin Corp.

Messrs. Howard and Henderson, director nominees for election at the 2004 Annual Meeting, were both recommended to the Board by Steel Partners II, L.P. which holds approximately 19.9% of the Company’s Class A Common Stock at April 23, 2004. Mr. Sharpe III is the son of Henry D. Sharpe, Jr., a former Chairman of the Board of Directors. None of the Directors or Executive Officers are related by blood, marriage or adoption to any other Director or Executive Officer of the Company. The following table summarizes information regarding Executive Officers of the Company as of April 23, 2004.

Name	Age	Positions Held During the Last Five Years
Michael Warren	53	Since January 24, 2003, President & CEO and since December 20, 2002 Vice President & CFO, BNS Co.; from 2000 to present, President, Michael Warren Associates, Inc., management consulting firm; from 2000 to 2002, Consultant, Resources, Inc., management consulting firm; from 1997 to 2000, Executive Vice President, U.S. Restaurant Properties, Inc., real estate investment trust; from 1996 to 1997, Vice President and CFO, South East Fast Food Partners, Inc., a food services corporation.

Each executive officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders’ meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

The Audit Committee is composed of three Directors (Messrs. Kermes, Nelson and Sharpe III), all of whom satisfy the independence requirements and other established criteria by the Boston Stock Exchange and the Securities and Exchange Commission. The Board of Directors has determined that Mr. Kermes, Chairman of the Audit Committee, is an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5 furnished to the Company since January 1, 2003, the Company believes that all officers and directors required to file Forms 3, 4 and 5 have filed on a timely basis with respect to transactions reportable for the year 2003.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code”). The Code, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes the Corporation’s Code of Ethics for Senior Financial Officers. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is included as the Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

Director Compensation

As compensation for services rendered during 2003, the Company paid each non-employee director an Annual Retainer in the form of an award of 5,000 shares of restricted shares of Class A Stock granted under the 1999 Equity Incentive Plan. See “Option/SAR Grants” below. For attendance at meetings, each Director receives a fee of $750 for each Board meeting attended and $500 for each Committee meeting attended as well as a fee of $375 for each teleconference Board meeting, and $250 for each teleconference Committee meeting, which lasted more than one-half hour in duration.

Executive Compensation

The following table sets forth the annual and long-term compensation during each of the Company’s last three fiscal years of Andrew C. Genor, who served as President and Chief Executive Officer from May 1, 2001 to January 24, 2003, and Michael Warren, the current President, Chief Executive Officer and Chief Financial Officer. Mr. Genor was succeeded by Michael Warren as the Company’s President and Chief Executive Officer on January 24, 2003. Mr. Warren is not an employee but joined the Company first as a consultant and then as its CFO in December 2002 and did not earn $100,000 from the Company in that year. Mr. Warren’s compensation is set forth in the table and detailed under “Employment, Severance and other Agreements” elsewhere in this document. Any compensation reported in one year is not reported as compensation for a subsequent year. In particular, any compensation accrued with respect to one year is not reported a second time in the year that such compensation is paid.

Summary Compensation Table

Long-Term Compensation Awards
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation($)
Michael Warren President, CEO, and CFO(1)	2003 2002 2001	201,524 10,980 —	404,000 — —	— — —	— — —	— — —	— — —	— — —
Andrew C. Genor Former President and CEO(2)(3)(4) (5)(6)	2003 2002 2001	28,038 243,000 243,000	— — —	— — —	— — —	— — —	— 513,488 1,200,000	72,725 — 2,050,974

(1)	Mr. Warren acts as a consultant pursuant to the Consultant Agreement between Michael Warren Associates, Inc. and the Company. Column (c) represents his consulting fees for 2002 and 2003. Column (d) represents incentive compensation payments made as a result of the sale of the Company’s Rhode Island property.

(2)	From May 1, 2001 to January 24, 2003, Mr. Genor was President and Chief Executive Officer of the Company. He was also Vice President and Chief Financial Officer from November 1998 to December 2002. Column (i) includes for 2001 an amount of $13,784 for the year-end contributions to Mr. Genor’s account in the BNS Co. Savings and Retirement Plan (“SARP”) and the amounts referred to in Footnote 4. No year-end SARP contributions were made for 2002 or 2003 to any employees. Column (i) also includes a payment in 2001 of $1,937,503 under the Senior Executive Supplemental Umbrella Pension Plan (“Umbrella SERP”), which was paid as the result of the change in control of the Company; and a $95,487 payment triggered by a change in control of the Company. As a result of the change in control of the Company, Mr. Genor received a payment of $13,760 under the Supplemental Executive Retirement Plan (“SERP”), which amount is not included in Column (i) because such amount was credited to Mr. Genor’s account in a prior year. Both the SERP and Umbrella SERP have been terminated.
(3)	On February 23, 1996, the Board of Directors approved the Brown & Sharpe Key Employees’ Long-Term Deferred Cash Incentive Plan (“LTDCIP”). No award credits under the LTDCIP were earned by Mr. Genor for 2001. In 2001, Mr. Genor received a payment in the amount of $4,246 based on the award credits which had been accrued in previous years and were paid in connection with the change in control of the Company. These payments are not included in Column (i).
(4)	Column (i) includes for 2001 an amount of $4,200 for Mr. Genor for payment of insurance premiums by the Company for split-dollar term life insurance for the benefit of Mr. Genor, who did not have any interest in either the cash surrender value of such policy or refunded premium in the event of termination of such policy. The insurance policy was subsequently cancelled in 2003, and a refund of $5,401 on the surrender of this policy was issued to the Company.
(5)	Column (h) represents for 2002 and 2001 amounts of $513,488 and $1.2 million, respectively, accrued for Mr. Genor with respect to a compensation agreement which was in the process of being finalized. In January 2003 Mr. Genor received a compensation/severance payment of $1.6 million and was entitled to approximately $.1 million of future payments (as described in detail under “Employment, Severance, and Other Agreements”), which has already been paid.
(6)	Column (i) represents for 2003 amounts paid, pursuant to his January 27, 2003 Agreement with the Company, for consulting fees and health benefits.

Option/SAR Grants

Under provisions of the Company’s 1999 Equity Incentive Plan, which was approved by the stockholders on April 30, 1999 (the “1999 EIP”), a variety of stock and stock based awards, performance cash awards and related benefits, including stock options, both qualified incentive and non-qualified options, and stock appreciation rights (“SARs”), may be awarded to Executive Officers, other key employees of the Company and its subsidiaries, and Directors. No SARs or options were awarded to any person under the EIP in 2003. In April 2002, an aggregate of 75,715 shares of restricted stock were awarded to Directors in payment of the retainer fee for April 2001 through December 2002. On April 8, 2003, an aggregate of 35,000 shares of restricted stock were awarded to Directors in payment of the Director Retainer Fee for the 2003 year. On February 23, 2004, an aggregate of 7,000 shares of restricted stock were awarded to directors in partial payment of the retainer fee for the 2004 year.

The restricted shares granted in 2002 vested on July 18, 2003; and the restricted shares granted in April 2003 are subject to forfeiture and do not vest until the Director has continuously served as a director through July 21, 2004 except that the forfeiture restrictions shall lapse and the shares shall vest immediately prior to termination of service as a director on account of death or disability or upon dissolution, including a merger or sale of assets or other business combination which constitutes the acquisition of control of the Company, or adoption of a plan of liquidation or, if earlier, on the day following distribution to stockholders of all or any part of the proceeds of the sale of the Company’s Heathrow, United Kingdom property or of its U.K. subsidiary holding the property. The restricted shares granted on February 23, 2004 are subject to forfeiture and do not vest until the Director has continuously served as a director through April 30, 2005 except that the forfeiture restrictions shall lapse and the shares shall vest immediately prior to termination of service as a director on account of death or disability or, if earlier, on the day immediately prior to the happening of certain events, namely, a merger or other business combination or other change in control transaction, dissolution or filing by the Company under the bankruptcy laws. Prior to vesting or forfeiture of the restricted shares, Directors are entitled to receive dividends and to vote the shares.

Aggregated Option Exercises and Fiscal Year-End Values

There are no outstanding options being held and no options were exercised by the named Executive Officers at fiscal year end 2003. No SARs were ever granted.

Retirement Plans

At February 23, 2004, the Company had no retirement plans or arrangements calling for payments under employment agreements, severance agreements or Change-in-Control payments other than Mr. Genor’s Change-in-Control agreement (described below), which was paid out and terminated in January 2003, the Agreement with Mr. Warren dated as of January 24, 2003, as amended, as described below, and employment agreements with persons that are not executive officers.

Employment, Severance, and Other Agreements

Michael Warren Agreement

From December 1 to December 20, 2002, Michael Warren, and his firm Michael Warren Associates, Inc., was engaged as a management consultant to the Company pursuant to the terms of his November 20, 2002 engagement letter. Mr. Warren became Vice President and Chief Financial Officer effective December 20, 2002 and, in addition, was elected President and Chief Executive Officer effective January 24, 2003. Under the Agreement, Mr. Warren provides general management consulting services, serves as President, CEO and CFO and such duties as may from time to time be agreed upon. Mr. Warren’s compensation is based on the terms of his Consultant Agreement, which was amended on January 24, 2003, April 8, 2003, November 3, 2003 and February 23, 2004 (the “Warren Agreement”). The term of the Warren Agreement is through December 31, 2004. Per the Warren Agreement, Mr. Warren’s compensation is based on a rate of $180 per hour. Under the Agreement, Mr. Warren received a $404,000 incentive payment in connection with the sale of the Company’s Rhode Island Property on August 26, 2003.

In the event that the Company’s U.K. subsidiary is sold (which is presently subject to the U.K. Agreement, as further described in the Company’s 2004 Proxy Statement which will be mailed to stockholders in early May), Mr. Warren will be entitled to an incentive compensation at the rate of 1 1/2% of the final sales price. In the event prior to May 31, 2004, the Company elects to pursue a merger or other business combination and subsequently does not sell the U.K. subsidiary prior to such merger (or the abandonment of such merger), but in any event no later than May 31, 2004, Mr. Warren will be entitled to an incentive compensation at the rate of 1 1/2% of the highest offer price in a Memorandum of Sale satisfactory to the Board of Directors.

If the Company closes on the sale of the U. K. subsidiary and then consummates a merger, sale of all assets or other business combination in which stockholders owning at least 50% of the Company prior to such transaction do not control the Company after such transaction, and the merger or other business transaction is closed by May 31, 2004, then Mr. Warren shall receive incentive compensation in the amount described above with respect to the sale of the U. K. subsidiary (unless previously paid), plus an amount equal to $200,000 for such merger with a merger price not less than $5.00 per outstanding share or equal to $175,000 for such merger with a merger price of under $5.00 per outstanding share.

If the Company decides not to close on the sale of the U.K. subsidiary and then consummates a merger or business combination, Mr. Warren shall be paid incentive compensation with respect to such merger or other business combination in an amount equal to that described in the paragraph above (either $200,000 or $175,000), plus whatever is due Mr. Warren in respect of negotiation of the sale of the United Kingdom Subsidiary as described above.

In the event of Mr. Warren’s termination for reasons other than for “cause”, whether or not after a Change-in-Control of the Company involving the sale or transfer of more than 50% of the stock of the Company, Mr. Warren will receive payment of an amount, to be paid in six monthly installments, equal to the aggregate of his hourly billing for the lesser of (i) the billing in respect of the six months preceding such termination or (ii) billing for 600 hours at the then-current hourly rate provided that this payment provision shall not be applicable if Mr. Warren previously has received or will receive any additional incentive fees as described above. The Warren Agreement is terminable immediately for “cause”, as defined in the Warren Agreement.

Change-in-Control Agreements

The Company had a Change-in-Control (“CIC”) agreement, dated August 31, 1999, with Mr. Genor, which provided for certain payments and benefits to Mr. Genor only upon a termination of his employment by the Company without cause or termination by Mr. Genor for “good reason” (as defined), in the event either such termination occurred after a “change-in-control” in the Company (as defined). Under such agreement, Mr. Genor was entitled to a severance payment of an amount equal to twice the sum of his base salary and specified bonus at the highest levels during the five-year period then preceding a change-in-control or termination, an additional severance payment equal to the annual levels in effect prior to the change-in-control (or termination), of the contributions, credits, and other benefits that Mr. Genor was receiving under the Company’s various retirement and long-term incentive plans and the continuation for a two-year period of the Company’s health and life insurance benefits at the levels in effect immediately prior to the change-in-control or termination. These payments and benefits would be reduced to the extent necessary to preserve their deductibility to the Company for federal income tax purposes and to avoid imposition of any “excess parachute payment” taxes under the Internal Revenue Code. Termination by Mr. Genor for good reason after a change-in-control included a reduction by the Company in Mr. Genor’s base salary or the Company’s failure to continue the compensation, retirement, and benefit plans at the levels at which Mr. Genor was participating immediately prior to the change-in-control, the assignment of duties inconsistent with his status as a senior executive officer, or other adverse alteration in the nature or status of his responsibilities.

During May 2001 through December 2002, the Company had certain arrangements with Mr. Genor which were not then finalized, relating to payments under his CIC Agreement as well as his compensation as Chief Executive Officer of the Company and, since January 2002, also as Chief Executive Officer of its controlled subsidiary Xygent. While all the details of these arrangements had not been finalized, certain provisions of the arrangement have been agreed upon which resulted in the Company recording a charge of $1.2 million in the third quarter of 2001 and $513,488 in 2002.

Pursuant to an Agreement and Release signed January 27, 2003 (which settled a dispute over the amount due) and a payment (less withholdings) pursuant thereto made to Mr. Genor and the provisions for insurance benefits and consulting services described below, this CIC Agreement was terminated and all of Mr. Genor’s rights thereunder released. Substantially all of the amount paid to Mr. Genor had been accrued on the Company’s books at December 31, 2002. Mr. Genor was serving as a consultant to the Company at the rate of $10,000 per month up to July 2003, and, as generally contemplated by the CIC Agreement, the Company is obligated to make payments to Mr. Genor specified in the Agreement and Release for medical, dental and life insurance premiums for the Years 2003 and 2004. All amounts due pursuant to this Agreement and Release were accrued on the Company’s books at December 31, 2002. The total accrual related to the above amount at December 31, 2002 amounted to $1.7 million.

Nominating, Compensation and Corporate Governance Committee

The Nominating, Compensation and Corporate Governance Committee was formed by the Board of Directors on February 23, 2004, when the Compensation and Nominating Committee and the Corporate Governance Committee were combined. The Nominating, Compensation and Corporate Governance Committee is composed of Messrs. Held, Chairman, Donnelly, Levien, and Sharpe III, each of whom is an independent director under the rules of the New York Stock Exchange. (The Boston Stock Exchange does not have rules defining the independence of the Committee members.) The purposes of the Nominating, Compensation and Corporate Governance Committee are (i) to identify individuals qualified to become members of the Board, (ii) to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders, (iii) to develop and recommend to the Board a set of corporate governance principles applicable to the Company, and (iv) to discharge the Board’s responsibilities relating to the compensation of the Company’s executives and prepare an annual report on executive compensation for inclusion in the Company’s annual Proxy Statement in accordance with the proxy rules. The Committee also performs a periodic review of salaries and compensation/benefit plans for the Executive Officers and other key management personnel of the Company and administers the Company’s 1999 Equity Incentive Plan and also administers the Amended Profit Incentive Plan. No awards were made under the PIP in 2002 or 2003.

Prior to establishment of the Nominating, Compensation and Corporate Governance Committee, the Company had a Corporate Governance Committee and a Compensation and Nominating Committee, both of which were dissolved when the Nominating, Compensation and Corporate Governance Committee was formed.

During 2003 the members of the Corporate Governance Committee were Messrs. Nelson, Chairman, Fuguet, Sharpe III, and Levien. The purpose of the Corporate Governance Committee was to consider matters concerning the composition and performance of the Board and its relationship to management and other corporate governance matters, including those relating to the existence of the Company as an independent company or which otherwise might affect the control of the Company. The Corporate Governance Committee did not meet in 2003.

During 2003 the members of the Compensation and Nominating Committee were Messrs. Held, Chairman, Levien, and Donnelly. The purpose of the Compensation and Nominating Committee was to perform a periodic review of salaries and compensation/benefit plans for the Executive Officers and other key management personnel of the Company and administer the Amended Profit Incentive Plan and the 1999 Equity Incentive Plan. In addition the Compensation and Nominating Committee was responsible for recommending to the Board of Directors nominees who are proposed for election as directors. The Compensation and Nominating Committee met two times in 2003.

On April 8, 2003 the Board voted to pay the Director Retainer for the Year 2003 by an award of 5,000 restricted shares of Class A Stock granted under the 1999 EIP to each director in office on January 1, 2003. On February 23, 2004, the Board voted to pay as payment of the Director Retainer Fee for the year 2004 an award of 1,000 restricted shares of Class A stock, granted under the 1999 EIP, plus $15,000 in cash to each director in office on January 1, 2004. No additional retainer was paid to directors who are Chairpersons of a Committee. Pursuant to a vote of the Board of Directors, for attendance at meetings, each Director receives a fee of $750 for each Board meeting attended and $500 for each Committee meeting attended as well as a fee of $375 for each teleconference Board meeting, and $250 for each teleconference Committee meeting, which lasted more than one-half hour in duration.

Compensation Committee Interlocks and Insider Participation

During the year 2003, decisions with respect to the compensation of the Company’s Executive Officers were made by the Compensation and Nominating Committee. During the year 2003, the Compensation and Nominating Committee consisted of Messrs. Held, Chairman, Donnelly and Levien. No member of the Compensation Committee was an officer of the Company nor is any officer of the Company a member of the compensation committee (or similar body) for any employer of the Company’s Compensation and Nominating Committee members.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

I. Security Ownership of Certain Beneficial Owners

Set forth below, as of April 23, 2004 are the persons or groups known to the Company who beneficially own, under the applicable rules and regulations of the Securities and Exchange Commission, more than 5% of any class of the Company’s voting securities.

Name and Address of Beneficial Owner	Title of Class of Common Stock	Amount and Nature Of Beneficial Ownership		Percent Of Class	Percent of Combined Voting Power
		Direct	Indirect
Steel Partners II, L.P. (1) 590 Madison Avenue, 32nd Floor New York, NY 10022	Class A Class B	597,057 —	— —	19.9 —	18.1 —

Warren G. Lichtenstein (1) Chairman, CEO, and Secretary Steel Partners, L.L.C. 590 Madison Avenue, 32nd Floor New York, NY 10022	Class A Class B	— —	597,057 —	19.9 —	18.1 —

Jack Howard(1) Representative of Steel Partners II	Class A Class B	— —	600 —	* —	* —

James Henderson(1) Vice President, Steel Partners, Ltd.	Class A Class B	— —	— —	— —	— —

Ingalls & Snyder LLC (2) 61 Broadway New York, NY 10006	Class A Class B	282,260 —	— —	9.4 —	8.5 —

William Reed Simmons, Managing Director of Ingalls & Snyder LLC (2) 61 Broadway New York, NY 10006	Class A Class B	262,260 —	— —	8.7 —	7.9 —

Dimensional Fund Advisors Inc.(3) 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	Class A Class B	182,688 —	— —	6.1 —	5.5 —

Couchman Partners, L.P. (4) c/o Hedge Fund Services (BVI) Limited Skelton Building, 2nd Floor Road Town, Tortola British Virgin Islands	Class A Class B	439,000 —	— —	14.6 —	13.3 —

Jonathan Couchman (4) Couchman Capital LLC 800 Third Avenue, 31st Floor New York, NY 10022	Class A Class B	— —	439,000 —	14.6 —	13.3 —

Henry D. Sharpe, III (5) 471 Carpenter Lane Saunderstown, RI 02874	Class A Class B	47,826 10,608	— —	1.6 35.4	1.4 3.2

Douglas Sharpe (5) 401 Silver Hill Road Concord, MA 01742	Class A Class B	19,451 6,487	— —	* 21.7	* 2.0

Sarah Sharpe (5) 680 Sudbury Road Concord, MA 01742	Class A Class B	19,460 6,491	— —	* 21.7	* 2.0

*	less than one percent (1%)
(1)	Steel Partners II, L.P., a Delaware limited partnership whose principal business is investing in the securities of small cap companies, has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares. Steel Partners, L.L.C., is a Delaware limited liability company whose principal business is acting as the general partner of Steel Partners II. Warren G. Lichtenstein is the Chairman, CEO, Secretary and the sole executive officer and managing member of Steel Partners L.L.C. By virtue of his relationships with these partnerships and Steel Partners L.L.C.’s relationship with Steel Partners II, both are deemed to have beneficial ownership of the reported shares. Mr. Lichtenstein also has sole voting and dispositive power over the reported shares. As representatives of Steel Partners II, Messrs. Howard and Henderson may be deemed members of the Section 13D reporting Group. Mr. Howard, who has sole voting and dispositive power over his 600 shares, holds them through JL Howard, Inc., an entity controlled by Mr. Howard, which may also be deemed a member of the Group. Messrs. Howard and Henderson claim no voting or dispositive power over the Steel Partners shares.
(2)	Ingalls & Snyder LLC (“I&S”), a registered broker-dealer and investment advisor, is deemed to have beneficial ownership over the aggregate 282,260 shares reported, which are comprised of 41,000 shares held in the accounts of William Reed Simmons (who is a Managing Director of I&S) and certain members of his immediate family and 241,260 shares held in the accounts of I&S customers which I&S has discretionary authority. Mr. Simmons may be deemed to be the beneficial owner of 262,260 shares, which are comprised of the 41,000 shares mentioned above and 221,260 shares held in accounts of I&S customers which he has discretionary authority over. I&S has sole voting and dispositive power over 20,000 shares and has shared dispositive power over 262,260 shares. Mr. Simmons has sole voting and dispositive power over 41,000 shares and has shared dispositive power over 221,260 shares.
(3)	Dimensional Fund Advisors Inc. (“Dimensional”), a registered investment advisor, has sole voting and dispositive control over and is deemed to have beneficial ownership of the reported shares, all of which shares are held in portfolios of various registered investment companies and trusts, all of which Dimensional Fund Advisors Inc. serves as investment manager or advisor. Dimensional disclaims beneficial ownership of all such shares.
(4)	Couchman Partners, L.P., a British Virgin Islands limited partnership has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares. Couchman Capital LLC is a Delaware limited liability company and the general partner of Couchman Partners. Jonathan Couchman is the sole member of the Management Board of Couchman Capital. By virtue of their relationships with Couchman Partners, both Couchman Capital and Mr. Couchman are deemed to have beneficial ownership of and sole voting and dispositive power over the reported shares.

(5)	Various members of the family of Henry D. Sharpe, Jr. (father of Henry D. Sharpe, III) beneficially own an aggregate of 110,331 shares of common stock of the Company comprised of 86,741 shares of Class A Stock and 23,590 shares of Class B Stock of the Company. These holdings amount in the aggregate to 2.9% and 78.8%, respectively, of each class of stock and represent collectively 9.8% of the combined voting power of the Class A Stock and Class B Stock. These shares are comprised of (a) 47,826 shares of Class A Stock and 10,608 shares of Class B Stock beneficially owned by Henry D. Sharpe, III; (b) 19,451 shares of Class A Stock and 6,487 shares of Class B Stock held by the Douglas Boyd Sharpe Revocable Trust; (c) 19,460 shares of Class A Stock and 6,491 shares of Class B Stock held by the Sarah Sharpe Revocable Trust; (d) 2 shares of Class A Stock and 2 shares of Class B Stock held in the Henry D. Sharpe, Jr. Revocable Trust; and (e) 2 shares of Class A Stock and 2 shares of Class B Stock held in the Peggy Sharpe Revocable Trust. The shares held by the various individual family members or, in some cases, within the various family trusts relating to a single family member are owned by the respective individual family members or in trusts as to which each such individual family member has sole voting power and dispositive power.

II. Security Ownership of Management

The following table and accompanying footnotes set forth certain information about the beneficial ownership of the Company’s Class A Stock and Class B Stock as of April 23, 2004 by the Directors, the two nominees for election as directors at the 2004 Annual Meeting who are not currently directors, and the Executive Officers and all Directors and Executive Officers (including Mr. Genor who was the Chief Executive Officer until January 24, 2003) as a group.

Name of Beneficial Owner	Title of Class of Common Stock	Amount and Nature of Beneficial Ownership		Percent Of Class	Percent of Combined Voting Power
		Direct	Indirect
Henry D. Sharpe, III (1)	Class A Class B	47,826 10,608	— —	1.6 35.4	1.4 3.2

John M. Nelson (2)	Class A Class B	46,800 —	— —	1.6 —	1.4 —

Howard K. Fuguet (2)	Class A Class B	17,000 —	— —	* —	* —

J. Robert Held	Class A Class B	17,800 —	— —	* —	* —

Roger E. Levien	Class A Class B	17,200 —	— —	* —	* —

Richard A. Donnelly	Class A Class B	16,000 —	— —	* —	* —

Kenneth N. Kermes	Class A Class B	46,000 —	— —	1.5 —	1.4 —

Jack Howard (3)(4)(5)	Class A Class B	— —	600 —	* —	* —

James Henderson (3) (5)	Class A Class B	— —	— —	— —	— —

Michael Warren	Class A Class B	— —	— —	— —	— —

Andrew C. Genor	Class A Class B	113,000 —	— —	3.8 —	3.4 —

All Directors, nominees for Directors and Executive Officers (as a Group 11 persons)	Class A Class B	321,626 10,608	600 —	10.7 35.4	9.8 3.2

*	Less than one percent (1%)
(1)	See Footnote (5) I. Security Ownership of Certain Beneficial Owners.
(2)	Mr. Fuguet is not standing for re-election. Mr. Nelson is resigning effective with the Annual Meeting.
(3)	Nominees for Director to be elected at the 2004 Annual Meeting.
(4)	Mr. Howard’s shares are held through a holding company, JL Howard, Inc., but he has sole voting authority over the shares.
(5)	Messrs. Henderson and Howard along with JL Howard, Inc. may be deemed to be members of a Section 13(d) group comprised of Steel Partners II, L.P., Steel Partners L.L.C. and Warren G. Lichtenstein. The ownership of Steel Partners II, L.P. of shares of Common Stock of the Company as well as the ownership of Mr. Lichtenstein of shares of Common Stock of the Company is set forth in the “Security Ownership of Certain Owners” table above.

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

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The law firm of Ropes & Gray LLP, Boston, Massachusetts, of which Mr. Fuguet, currently a director of the Company, is a partner, has provided legal services to the Company since 1957.

The Company is party to an agreement with Michael Warren Associates, Inc. concerning the compensation of Mr. Warren. See “Employment, Severance, and Other Agreements: Michael Warren Agreement” above in this Annual Report.

As described above, Messrs. Howard and Henderson, who have been nominated to be elected as directors at the 2004 Annual Meeting, were recommended to the Board of Directors by Steel Partners II, L.P.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid by the Company for professional services rendered by Ernst & Young LLP for the fiscal years 2003 and 2002. Certain amounts for fiscal 2002 have been reclassified to conform to the 2003 presentation.

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit Fees	$88,000	$145,915
Audit-Related Fees	8,000	30,000
Tax Fees	0	22,096
All Other Fees	0	0

Total Fees	$96,000	$198,011

Audit Fees were for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plans audits and consultations concerning financial accounting and reporting matters not classified as audits.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning.

All Other Fees were for services other than the services reported above. There were no fees paid to Ernst & Young in either 2003 or 2002 related to other services. No fees were paid to Ernst & Young for financial information systems design or implementation services during 2003 or 2002.

The Company’s Audit Committee has not established any pre-approval procedures, but instead reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. All of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) The following Exhibits filed herewith are hereby added to the Exhibits Index filed as part of the Annual Report on Form 10-K and thereby deemed filed as part of such Annual Report.

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

BNS Co.
(Registrant)

Date: April 26, 2004	By:	/s/ Michael Warren
Michael Warren
President and Chief Executive Officer
Vice President and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)