Form 10-Q
period 2004-03-31
BNS CO
filed 2004-05-14
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,004,509 of Class A common stock, 29,935 shares of Class B common stock, par value $0.01 per share, outstanding as of April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Quarter Ended March 31,
	2004	2003
Gravel royalty revenue	$68	$188
General and administrative	727	615

Operating loss	(659)	(427)
Interest expense	—	22
Other income, net	26	33

Loss from continuing operations before income tax	(633)	(416)
Income tax provision	4	33

Loss from continuing operations:	(637)	(449)
Income (loss) from discontinued operations	(46)	297

Net loss	$(683)	$(152)

Net loss per share basic and diluted:
Continuing operations	$(0.21)	$(0.15)
Discontinued operations	(0.02)	0.10

Net loss per common share basic and diluted	$(0.23)	$(0.05)

*	The accompanying notes are an integral part of the financial statements.

Item 1. FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash	$13,865	$14,404
Other receivable, net of allowance of $0 at March 31, 2004 and $37 allowance at December 31, 2003	82	214
Assets held for sale or disposition	506	493
Prepaid expenses & other current assets	1,042	1,158

Total current assets	15,495	16,269
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	21	20

	16	17
Restricted cash	284	331

	$15,795	$16,617

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,652	$1,820
Total current liabilities	1,652	1,820

Long-term liabilities	1,351	1,351
Commitments and contingencies	—	—
Shareowners’ equity
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 3,013,027 shares at March 31, 2004 and 3,000,342 shares at December 31, 2003	30	30
Class B, par value, $.01; authorized 2,000,000 shares; issued 29,935 at March 31, 2004 and 35,620 at December 31, 2003	1	1
Additional paid-in capital	87,115	87,071
Accumulated deficit	(74,058)	(73,375)
Unamortized value of restricted stock awards	(64)	(40)
Accumulated other comprehensive income	223	214
Treasury stock: 8,518 shares at March 31, 2004 and December 31, 2003 at cost	(455)	(455)

Total shareowners’ equity	12,792	13,446

	$15,795	$16,617

*	The accompanying notes are an integral part of the financial statements.

Item 1. FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Used in Operations:
Net loss	$(683)	$(152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21	42
Changes in operating assets and liabilities	80	(1,736)
Changes in assets and liabilities related to discontinued operations and assets held for sale	—	(6)
Changes in environmental escrow	47	—

Net Cash Used in Operations	(535)	(1,852)

Investment Transactions:
Proceeds from sale of business, net of expenses	—	604

Cash Provided by Investing Transactions	—	604

Financing Transactions:
Payment of notes payable	—	(252)

Cash Used in Financing Transactions	—	(252)

Effect of Exchange Rate Changes on Cash	(4)	(18)

Cash and Cash Equivalents:
Decrease during the period	(539)	(1,518)
Beginning balance	14,404	4,416

Ending balance	$13,865	$2,898

Supplementary Cash Flow Information:
Interest Paid	$—	$69

*	The accompanying notes are an integral part of the financial statements.

Item 1. FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in thousands)

For the Three Months ended March 31, 2004

	Shares	Common Stock $.01 par value	Additional paid in capital	Accumulated deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income	Treasury stock	Total Equity
Balance at January 1, 2004	3,036	$31	$87,071	$(73,375)	$(40)	$214	$(455)	$13,446
Net loss	—	—	—	(683)	—	—	—	(683)
Foreign currency translation adjustment	—	—	—	—	—	9	—	9

Comprehensive loss								(674)
Restricted stock awards	7	—	44	—	(44)	—	—	—
Amortization of restricted stock awards	—	—	—	—	20	—	—	20

Balance at March 31, 2004	3,043	$31	$87,115	$(74,058)	$(64)	$223	$(455)	$12,792

*	The accompanying notes are an integral part of the financial statements.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

1.	BNS Co. (the “Company”) is a real estate management company deriving royalty revenues from an owned landfill property in the United Kingdom (the “U.K. Property”). As previously disclosed, it is the Company’s intention to sell the U.K. Property, and then liquidate or seek other strategic alternatives. On February 5, 2004, the Company entered into an agreement with Bath Road Holdings Limited (the “U.K. Agreement”) to sell its interest in the U.K. Property, for 5.5 million British Pounds. The transaction will be in the form of a sale of the stock of the Company’s U.K. subsidiary that holds title to the property and the sale of the Company’s note receivable from the U.K. subsidiary. There will also be a post-closing adjustment for the U.K. subsidiary’s net working capital at the time of closing. The sale of the U.K. subsidiary is deemed to constitute the sale of substantially all assets of the Company within the meaning of the Delaware General Corporation Law and therefore requires stockholder approval, which will be sought at the Company’s 2004 Annual Meeting to be held on June 11, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

The U.K. Property consists of approximately 86.5 acres of land adjacent to the Heathrow airport. The property is currently operated as a landfill facility (prior to December 2003, a gravel extraction and landfill facility), for which the Company receives royalties. The property is subject to zoning restrictions which limit its development potential. The royalties are shared with the adjacent land owner under the terms of a partnership agreement. The facility operator is responsible for restoring the property after the landfill activity is complete. Gravel and landfill royalty revenue for each of the quarters ended March 31, 2004 and 2003 was $68 and $188, respectively.

Since the Company is presently a real estate management business consisting solely of the U. K. Property, and has entered into the U.K. Agreement to sell this property, the Company is not in significant direct competition with any other specific business. However, the Company may be deemed to be in competition generally with other businesses seeking to provide land fill services in the United Kingdom.

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island)(the “Rhode Island Property”) and reported a gain of $15,210 net of expenses on the sale. The Company received proceeds of $18,684 net of expenses. Additionally, the Company established an environmental escrow in the original amount of $331 to cover certain environmental remediation costs. During the quarter, certain environmental related costs associated with the Rhode Island Property were paid by the Company using restricted cash from this escrow account. This escrow account is presented as restricted cash on the consolidated balance sheet. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the Rhode Island Property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

The sale of the Rhode Island Property and the pending sale of U.K. Property are part of the Company’s plan to sell its remaining assets and then liquidate or seek other strategic alternatives. Such plan may involve one of the following alternatives: a) the sale of the Company through a merger or other change in control transaction; b) a liquidation, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors (including contingent claims) and contemplated distributions to stockholders; or c) continuation of the Company as a going-concern for either a limited or longer period of time while the Company devotes energies to resolving its contingent liabilities and makes investments which are permitted without requiring the Company to register as an “investment company” under the Investment Company Act of 1940. Such investments may include possible acquisitions of other operating businesses.

2.	Discontinued Operations – As a result of the sale of the Rhode Island Property in 2003, the Company has presented the net rental operation from this property in discontinued operations for the quarters ended March 31, 2004 and 2003. The loss reported in discontinued operations in 2004 contains expenses incurred subsequent to and related to the sale of the Rhode Island Property. Rental revenues for the first quarter of 2003 were $566.

3.	For the three months ended March 31, 2004 and March 31, 2003, the Company has recorded an income tax provision relative to continuing operations of $4 and $33, respectively. This represents an income tax provision associated with the gravel and landfill royalty income earned in the United Kingdom.

4.	The following table sets forth the computation of basic and diluted loss per share:

	For the Quarter Ended March 31,
	2004	2003
Numerator:
Loss from continuing operations	$(637)	$(449)
Income (loss) from discontinued operations	(46)	297

Net loss	$(683)	$(152)

Denominator for basic earnings per share:
Weighted-average shares	2,992	2,922
Effect of dilutive securities:
Employee stock options and restricted stock	—	—

Denominator for diluted earnings per share	2,992	2,922

Basic and diluted income (loss) per share from:
Continuing operations	$(0.21)	$(0.15)
Discontinued operations	(0.02)	0.10

Basic and diluted loss per share	$(0.23)	$(0.05)

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands except per share data)

Diluted loss per share is the same as basic loss per share in 2004 and 2003 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations, and all options exercisable prior to the Company’s sale of its Metrology Business in April 2001 were exercised and are included in the basic calculation. Unvested restricted shares have an antidilutive effect and are not included in the calculation.

5.	Comprehensive loss for the quarter ended March 31, 2004 and 2003 amounted to $674 and $187, respectively. Accumulated other comprehensive income at March 31, 2004 and December 31, 2003 is comprised of foreign currency translation adjustments of $223 and $214, respectively.

6.	Litigation - The Company is a defendant in a variety of legal claims that arise in the normal course of business. In January 2003, the Company made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of this claim did not have a material effect on the Company’s consolidated results of operations or financial condition.

7.	At March 31, 2004, the Company was a defendant in several legal claims that arose in the ordinary course of business and was involved in certain environmental proceedings. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations of financial condition.

8.	Segment Information – Subsequent to the sale of its Metrology Business, the Company has disposed of its segments. Currently the Company collects income from the land in the United Kingdom.

9.	In February 2004, April 2003 and April 2002, the Company granted restricted stock awards covering 7,000, 35,000 and 75,715 shares of common stock, respectively to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted in April 2003 will vest on July 21, 2004. The shares granted in February 2004 will vest on April 30, 2005. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the three months ended March 31, 2004, related to these shares of restricted stock was $20.

10.	Reclassification–Certain 2003 balances have been reclassified to conform to 2004 presentations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BNS Co. (the “Company”) is a real estate management company deriving its revenues from royalty income from a landfill property in the United Kingdom (prior to December 2003, a gravel extraction and landfill property) (the “U.K. Property”). On February 5, 2004, the Company entered into an agreement to sell its interest in the U.K. Property to Bath Road Holdings Limited, for 5.5 million British Pounds. The transaction will be in the form of a sale of the stock of the Company’s U.K. subsidiary that holds title to the property and the sale of the Company’s note receivable from the U.K. subsidiary. There will also be a post-closing adjustment for the U.K. subsidiary’s net working capital at the time of closing. The sale of the U.K. subsidiary is deemed to constitute the sale of substantially all assets of the Company within the meaning of the Delaware General Corporation Law and therefore requires stockholder approval, which will be sought at the Company’s 2004 Annual Meeting to be held on June 11, 2004.

It is the Company’s intention to sell its remaining assets, and then liquidate or seek other strategic alternatives. Such plan may involve one of the following alternatives: a) the sale of the Company through a merger or other change in control transaction; b) a liquidation, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors (including contingent claims) and contemplated distributions to stockholders; or c) continuation of the Company as a going-concern for either a limited or longer period of time while the Company devotes energies to resolving its contingent liabilities and makes investments which are permitted without requiring the Company to register as an “investment company” under the Investment Company Act of 1940. Such investments may include possible acquisitions of other operating businesses.

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold the Rhode Island Property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island). The Company received proceeds of $18,684 net of expenses. Additionally the Company established an environmental escrow in the amount of $331 to cover certain environmental remediation costs. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the Rhode Island Property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

The accompanying financial statements present the rental operations of the Rhode Island Property as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

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

The Company is involved in certain legal disputes and environmental proceedings. An estimate of the probable costs for the resolution of these claims has been accrued. This estimate has been developed in consultation with various outside counsel and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that these proceedings will not have a material adverse effect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. It is also possible that future results of operations for any particular quarterly or annual period could be materially affected by additional claims against the Company arising from new legal disputes and environmental proceedings.

Recent Accounting Pronouncements

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The Company adopted FASB Interpretation No. 46 effective fiscal 2003. The adoption of this interpretation did not have an impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued a revision of Interpretation No. 46 (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (“FSPs”), and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company has adopted Revised Interpretation No. 46 during the first quarter of 2004. The adoption of this interpretation did not have an impact on its consolidated financial position or results of operations.

Results of Operations

(dollars in thousands)

Three Months ended March 31, 2004 compared to March 31, 2003

The Company had landfill royalty revenue of $68 for the three months ended March 31, 2004. This is compared with gravel and landfill royalty revenue of $188 for the three months ended March 31, 2003. The decrease in revenue from 2003 to 2004 is due to the ceasing of a gravel extraction revenue stream, which occurred in December 2003, and a reduction of the landfill revenue stream.

Operating loss amounted to $637 for the three months ended March 31, 2004. This is compared with an operating loss of $449 for the three months ended March 31, 2003. The Company has continued to reduce general corporate administration expenses over last year. This increase in operating loss is the result of the reduced income stream discussed above along with additional professional expenses recorded in connection with the sale of the U.K. Property and the investigation of additional strategic alternatives.

Interest expense amounted to $0 for the three months ended March 31, 2004 compared with interest expense of $22 for the three months ended March 31, 2003. As a result of the rental operations of the North Kingstown Facility being reclassified to discontinued operations, the entire interest expense in 2003 represents interest owed on an outstanding liability to a former CEO of the Company. The decrease in the amount of interest expense is attributable to the fact that this entire balance was paid off in 2003.

Other income, net amounted to $26 for the three months ended March 31, 2004 compared with $33 for the three months ended March 31, 2003. Other income, net in the three months ended March 31, 2004 consists primarily of interest income. Other income, net in the three months ended March 31, 2003 consisted of interest income and income related to the cancellation of insurance on prior executives. Interest income increased as a result of higher cash balances in the quarter ended March 31, 2004.

Income tax expense represents United Kingdom income taxes associated with the corporation owning the gravel extraction and landfill facility. No income taxes are provided for the US operation as the Company has net operating losses.

Discontinued operations amounted to loss of $46 for the three months ended March 31, 2004 compared with income of $297 for the three months ended March 31, 2003. The loss reported in discontinued operations in 2004 contains expenses incurred subsequent to and related to the sale of the Rhode Island Property. The income reported in 2003 was related to the rental operation of the Rhode Island Property.

Liquidity and Capital Resources

The Company had unrestricted cash of approximately $13,865 at March 31, 2004 after reflecting the results of its real estate management operation for the three months ended March 31, 2004. This is a decrease from the cash balance at December 31, 2003 of $14,404. The decrease is principally attributable to the operations for the three months ended March 31, 2004.

There is no assurance that the future months’ expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, environmental problems or expenses of maintaining the Company as a “public” reporting company (see Risk Factors: Liquidity Risk; There may not be Adequate Resources for Funding the Operations of the Company). The Company has not yet completed the sale of the U.K. Property and, therefore, has not received the net proceeds from the transaction.

The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from the landfill operations on its U.K. Property and from investment earnings on its undistributed cash, or possibly from earnings that may be generated by a business that may be acquired. Upon completion of the sale of the U.K. Property, the Company will no longer have an active trade or business and may no longer continue as a going concern.

As previously disclosed, it is the Company’s intention to sell its remaining assets and then liquidate or seek other strategic alternatives, as described under “Overview” above in this Item 2.

Cash Flow and Working Capital

Net cash used in operations for the three months ended March 31, 2004 was $535.

As discussed above, the Company has signed an agreement to sell its interest in the U.K. Property to Bath Road Holdings Limited (the sale is subject to several conditions, including stockholder approval). Accordingly, the carrying value of the U.K. Property is included in Assets Held for Sale on the Company’s Consolidated Balance Sheets. Excluding these assets the Company had working capital related to continuing operations of $13,337 at March 31, 2004 and $13,956 at December 31, 2003. This decrease in working capital is primarily the result of operations for the quarter.

RISK FACTORS

After completing the sale of its Metrology Business to Hexagon AB (“Hexagon”) on April 27, 2001, and after completing the sale on August 20, 2002 to a subsidiary of Hexagon of its interest in its Xygent development stage measuring software business, in which the Company had then held a 77% equity interest (with Hexagon holding the balance), and after completing the sale of the Rhode Island Property to Wasserman on August 26, 2003, the Company now derives revenues only from royalty income from a landfill property (through December 2003, a gravel extraction and landfill property) in the United Kingdom which the Company is holding for sale under the U.K. Agreement (as defined earlier in this Report).

In addition to the foregoing, the risks remaining with respect to the Company’s sale of its former Metrology Business, the former Xygent development stage measuring software business, and the Rhode Island Property are that the Company might have to make an indemnification payment to the respective buyers with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Risk of not Receiving Acceptable Offers for the Purchase of its United Kingdom Property

A principal risk facing the Company overall is the risk that poor economic conditions (perhaps aggravated by international conditions) may prevent the Company from completing the sale of the Company’s U.K. subsidiary at an acceptable price. However, the Board believes that the price under the U.K. Agreement, which will be presented for stockholder approval at the Company’s 2004 Annual Meeting, is a fair and acceptable price to the Company.

Also, the Company faces an exchange risk with respect to the purchase price under the U.K. Agreement, which is denominated in British Pounds, should the U.S. dollar increase in value against the British Pound. The Company has not obtained hedging protection against such an exchange risk.

Environmental and Product Liability Risks

Subsequent to the sale of Xygent to Hexagon in 2002 as discussed above, the nature of the Company’s operations have not been affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by the Company, the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty, the nature and amount of environmental and product liability claims related to these operations or locations including its Rhode Island Property, which was sold on August 26, 2003 (but with certain environmental liabilities retained) that may arise in the future.

The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the U.K. Property. In addition, the Company received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator or the contemplated buyer of the U.K. subsidiary or other factors, as the Company or the buyer continues to operate the property as a land fill. Should the U.K. subsidiary be sold, there is no assurance that there will be no retained liabilities relating to the property, although the Company is not making any environmental representations or indemnifications under the U.K. Agreement.

In addition, as previously disclosed by the Company, the Company receives claims from time to time for toxic tort injuries related to the alleged use of asbestos material in pumps sold by its hydraulic pump operations, and other product liability claims relating to the use of machine tools sold by a division of the Company which was itself sold many years ago. There have also been a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company’s former pump division, which was sold in 1992. The Company has insurance coverage, but in general the coverage available has limitations. The Company expects that it will continue to be subject to additional toxic tort claims in the future. As a matter of Delaware law, the directors are required to take the probability of future claims into the consideration of various matters.

The contingent claims relating to the former pump division pose the most uncertainty. The Company has limited information concerning the number and location of pumps manufactured and, therefore, is unable to estimate the aggregate number of claims which might be filed in the future, which is necessary in order to reliably estimate any financial exposure. This product line was introduced in the late 1800’s. The materials alleged to contain asbestos were used for an undetermined period of time ending in the late 1960’s. The claims relate to exposure to this alleged asbestos material. The Company sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company has been named as a defendant in a total of 423 known claims (as of April 23, 2004) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. However, in 2002 the Company was named in 98 additional claims; in 2003 there were a total of 192 new claims filed; and the Company has received notice of another 79 claims through April 23, 2004. In 2002, 42 claims were settled for an aggregate of $30,000 exclusive of attorney’s fees. Prior to 2004, three claims were closed by either dismissal or summary judgment. In March 2004 one claim was settled for $500 and dismissal was entered in another 67 claims. There are currently 310 claims that are open and active. However, under certain circumstances, some of the settled claims may be reopened.

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

Trading of the Company’s Class A Common Stock on the OTC Bulletin Board

The Company’s Class A Common Stock was de-listed from the New York Stock Exchange on February 8, 2002 and commenced trading on the OTC Bulletin Board under the trading symbol “BNSXA” and was listed on the Boston Stock Exchange on February 11, 2002. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

The market price of the Company’s Common Stock could decline as a result of sales of shares by the Company’s existing shareowners, as a result of the Company’s possible failure to meet the listing standards of the Boston Stock Exchange.

The Company’s cumulative net operating losses (“NOL’s”) may become significantly limited

The Company had NOL’s of approximately $45 million at December 31, 2003, which were available to offset taxable earnings in the future. In the event of a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOL’s to offset future taxable earnings becomes significantly limited. While the Company’s management and tax advisors believe the Company has not, as of February 11, 2004, experienced such a “change of ownership,” based on their examination of public shareholder documents filed with the SEC, it appears that the Company is close to the threshold for such a change.

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

Liquidity Risk: There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims against the Company, as discussed above) will not be greater than anticipated, or that the expected cash flow from its U.K. Property (until its sale) and investment earnings (which are, as a practical matter, limited by the Company’s inability to make investments that would require it to register as an “investment company” under the Investment Company Act of 1940) on net proceeds of the contemplated sale of the U.K. Property and the net proceeds of prior sales of assets (or the profits from any operating business that the Company may seek to acquire with such net proceeds) will not thereafter be less than anticipated and that, as a result, a liquidity problem may not arise.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, which consists of the Company’s President and Chief Executive Officer who is also the Company’s Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2004, and has concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There have been no repurchases of equity securities by the Company during the quarter ended March 31, 2004.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K was filed on February 6, 2004 to report the agreement of the Company to sell the U.K. Property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BNS Co. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNS Co.

By:	/s/ Michael Warren
Michael Warren
President and Chief Financial Officer
(Principal Financial Officer)

May 14, 2004