Form 10-Q
period 2004-06-30
BNS CO
filed 2004-08-11
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,992,516 shares of Class A common stock, 29,928 shares of Class B common stock, par value $0.01 per share, outstanding as of July 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
General and administrative	405	1,228	1,132	1,814

Operating loss	(405)	(1,228)	(1,132)	(1,814)
Interest expense	—	19	—	41
Other income, net	38	10	64	36

Loss from continuing operations before income tax	(367)	(1,237)	(1,068)	(1,819)
Income tax provision	—	—	—	—

Loss from continuing operations	(367)	(1,237)	(1,068)	(1,819)

Income from discontinued operations, net of income taxes of $(2), $60, $2 and $93	9,342	354	9,360	784

Net income (loss)	$8,975	$(883)	$8,292	$(1,035)

Net loss per share basic and diluted:
Continuing operations	$(0.12)	$(0.42)	$(0.36)	$(0.62)
Discontinued operations	3.12	0.12	3.13	0.27

Net income (loss) per common share basic and diluted	$3.00	$(0.30)	$2.77	$(0.35)

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)	Restated
ASSETS
Current Assets:
Cash	$21,476	$14,101
Other receivable, net of allowance of $0 at June 30, 2004 and $37 allowance at December 31, 2003	142	142
Assets held for sale or disposition	—	868
Prepaid expenses & other current assets	1,123	1,158

Total current assets	22,741	16,269
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	22	20

	15	17
Restricted cash	1,393	331

	$24,149	$16,617

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,279	$1,522
Liabilities assumed	—	298

Total current liabilities	1,279	1,820
Long-term liabilities	1,326	1,351
Commitments and contingencies	—	—
Shareowners’ equity:
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 3,001,027 shares at June 30, 2004 and 3,000,342 shares at December 31, 2003	30	30
Class B, par value, $.01; authorized 2,000,000 shares; issued 29,935 at June 30, 2004 and 35,620 at December 31, 2003	1	1
Additional paid-in capital	87,077	87,071
Retained deficit	(65,083)	(73,375)
Unamortized value of restricted stock awards	(26)	(40)
Accumulated other comprehensive income	—	214
Treasury stock at cost: 8,518 shares at June 30, 2004 and December 31, 2003	(455)	(455)

Total shareowners’ equity	21,544	13,446

	$24,149	$16,617

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash Used in Operations:
Net income (loss)	$8,292	$(1,035)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	22	121
Gain on sale of business, net of expenses	(9,254)	—
Changes in operating assets and liabilities	(233)	(1,996)
Changes in assets and liabilities related to discontinued operations and assets held for sale	(34)	342
Changes in restricted cash	(1,062)	—

Net Cash Used in Operations	(2,269)	(2,568)

Investment Transactions:
Proceeds from sale of business, net of expenses	9,599	1,028
Payment related to sale of Electronics Division	—	(307)
Proceeds from sale of available for sale securities	—	97

Cash Provided by Investing Transactions	9,599	818

Financing Transactions:
Payment of notes payable	—	(508)

Cash Used in Financing Transactions	—	(508)

Effect of Exchange Rate Changes on Cash	45	9

Cash and Cash Equivalents:
Increase (Decrease) during the period	7,375	(2,249)
Beginning balance	14,101	4,416

Ending balance	$21,476	$2,167

Supplementary Cash Flow Information:
Interest Paid	—	129

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in thousands)

For the Six Months ended June 30, 2004

	Shares	Common Stock $.01 par value	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at January 1, 2004	3,036	$31	$87,071	$(73,375)	$(40)	$214	$(455)	$13,446
Net loss	—	—	—	(683)	—	—	—	(683)
Foreign currency translation adjustment	—	—	—	—	—	9	—	9

Comprehensive loss								(674)
Restricted stock awards	7	—	44	—	(44)	—	—	—
Amortization of restricted stock awards	—	—	—	—	20	—	—	20

Balance at March 31, 2004	3,043	$31	$87,115	$(74,058)	$(64)	$223	$(455)	$12,792
Net income	—	—	—	8,975	—	—	—	8,975
Foreign currency translation adjustment	—	—	—	—	—	(223)	—	(223)

Comprehensive income								8,752
Amortization of restricted stock awards	—	—	—	—	27	—	—	27
Restricted stock awards forfeited and cancelation	(12)	—	(38)	—	11	—	—	(27)

Balance June 30, 2004	3,031	$31	$87,077	$(65,083)	$(26)	$—	$(455)	$21,544

* The accompanying notes are an integral part of the financial statements.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

1.	BNS Co. (the “Company”) at present has no active trade or business operations. On June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of February 5, 2004 between the Company, its U.K. subsidiary, BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, the Company sold its real estate holdings in the U.K. for 5.5 million British Pounds, which constituted the sale of substantially all of the Company’s assets. The purchase price had been determined by arms-length negotiations between representatives of the Company and representatives of Bath Road Holdings, Limited. The transaction was in the form of the sale of the stock of the Company’s U.K. subsidiary that held title to the property and the sale of the Company’s note receivable from the U.K. subsidiary.

The Company reported a gain of $9,254 net of expenses on the sale. Net proceeds received amounted to $9,599 out of which an escrow account, as part of the Purchase and Sales Agreement, was established. The escrow of 616 British Pounds is held by the Company’s U.K. solicitors for any tax that the U.K. government may claim against the former U.K. subsidiary for the then U.K. operation and will be held in escrow until such time as any inquiry from the U.K. government as to taxes is closed. On July 30, 2004 the Company received a post-closing adjustment in the amount of 31 British Pounds representing the net working capital of the U.K. subsidiary at the time of closing. As previously disclosed in its June 11, 2004 press release, after completion of the sale, the Company began a search for a suitable acquisition candidate. As of the date of this Report on Form 10-Q, no candidate has been identified.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC (“Wasserman”), the Company sold its Rhode Island Property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres) and reported a gain of $15,210 net of expenses on the sale. The Company received proceeds of $18,684 net of expenses. Additionally, the Company established an environmental escrow in the original amount of $331 to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the North Kingstown property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

2.	Discontinued Operations – As a result of the sale of the Rhode Island Property in 2003 and the sale of the U.K. Property in 2004, the Company has presented the net rental and gravel & landfill operations in discontinued operations for the three months and six months ended June 30, 2004 and 2003. The loss reported in discontinued operations for periods in 2003 contains expenses related to the sale of the Rhode Island Property.

3.	The following table sets forth the computation of basic and diluted loss per share:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:

Loss from continuing operations	$(367)	$(1,237)	$(1,068)	$(1,819)

Income from discontinued operations	9,342	354	9,360	784

Net income (loss)	$8,975	$(883)	$8,292	$(1,035)

Denominator for basic earnings per share:
Weighted-average shares	2,992	2,922	2,992	2,922
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—	—

Denominator for diluted earnings per share	2,992	2,922	2,992	2,922

Net income (loss) per share basic and diluted:
Continuing operations	$(0.12)	$(0.42)	$(0.36)	$(0.62)
Discontinued operations	3.12	0.12	3.13	0.27

Net income (loss) per common share basic and diluted	$3.00	$(0.30)	$2.77	$(0.35)

Diluted loss per share is the same as basic loss per share in 2004 and 2003 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations. Unvested restricted shares have an antidilutive effect and are not included in the calculation.

4.	Comprehensive income (loss) for the three months ended June 30, 2004 and 2003 amounted to $8,752 and $ (827), respectively. Accumulated other comprehensive income at December 31, 2003 is comprised of foreign currency translation adjustments of $214.

5.	Litigation - In January 2003, the Company made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of this claim did not have a material effect on the Company’s consolidated results of operations or financial condition. The Company is a defendant in a variety of legal claims that arise in the normal course of business and is involved in certain environmental proceedings. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations or financial condition.

6.	In February 2004, April 2003 and April 2002, the Company granted restricted stock awards covering 7,000, 35,000 and 75,715 shares of common stock, respectively, to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted in April 2003 vested on July 21, 2004. The shares granted in February 2004 will vest on April 30, 2005. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the three months and six months ended June 30, 2004, related to these shares of restricted stock was $27 and $47, respectively. During the quarter ended June 30, 2004, 12,000 shares were forfeited and canceled when two directors ceased to serve after the June 11, 2004 Annual Meeting. This also resulted in a reduction to compensation expense of $27.

7.	Reclassification–Certain 2003 balances have been reclassified to conform to 2004 presentations.

BNS Co.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

BNS Co. (the “Company”) at present has no active trade or business operations. On June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of February 5, 2004 between the Company, its U.K. subsidiary, BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, the Company sold its real estate holdings in the U.K. for 5.5 million British Pounds, which constituted the sale of substantially all of the Company’s assets. The purchase price had been determined by arms-length negotiations between representatives of the Company and representatives of Bath Road Holdings, Limited. The transaction was in the form of the sale of the stock of the Company’s U.K. subsidiary that held title to the property and the sale of the Company’s note receivable from the U.K. subsidiary.

The Company reported a gain of $9,254 net of expenses on the sale. Net proceeds received amounted to $9,599 out of which an escrow account, as part of the Purchase and Sales Agreement, was established. The escrow of 616 British Pounds is held by the Company’s U.K. solicitors for any tax that the U.K. government may claim against the former U.K. subsidiary for the then U.K. operation and will be held in escrow until such time as any inquiry from the U.K. government as to taxes is closed. On July 30, 2004 the Company received a post-closing adjustment in the amount of 31 British Pounds representing the net working capital of the U.K. subsidiary at the time of closing. As previously disclosed in its June 11, 2004 press release, after completion of the sale, the Company began a search for a suitable acquisition candidate. As of the date of this Report on Form 10-Q, no candidate has been identified.

The accompanying financial statements present the rental operations of the North Kingstown Facility and the U.K. subsidiary as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other portions of this Report contain forward-looking statements concerning the Company’s operations, proposed activities, retained liabilities, capital requirements, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in “Risk Factors,” and actual performance could differ materially from that currently anticipated by the Company. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

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

Recent Accounting Pronouncements

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in 2003. Accordingly, the Company has adopted FASB Interpretation No. 46 effective fiscal 2003 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued a revision of Interpretation No. 46 (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (“FSPs”) and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

Results of Operations

(dollars in thousands)

Six Months ended June 30, 2004 compared to June 30, 2003

The Loss from Continuing Operations amounted to $1,068 for the six months ended June 30, 2004. This is compared with an operating loss of $1,819 for the six months ended June 30, 2003. The Company has continued to reduce corporate level administration expenses over last year. Both periods include legal and professional costs incurred in connection with the sale of assets and exploration of strategic alternatives. Other income was not sufficient to offset these and the reduced administrative expenses. In addition, the operating loss in the six months ended June 30, 2003 included $475 pertaining to the accrual for sale and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter ended June 30, 2003.

No Interest expense was incurred for the six months ended June 30, 2004, compared with interest expense of $41 for the six months ended June 30, 2003. As a result of the rental operations of the North Kingstown Facility being reclassified to discontinued operations, the entire interest expense represents interest owed on an outstanding liability to a former CEO of the Company. The decrease in the amount of interest expense is attributable to the fact that this entire balance was paid off in 2003.

Other income, net amounted to $64 for the six months ended June 30, 2004 compared with $36 for the six months ended June 30, 2003. Other income, net in the six months ended June 30, 2004 consists primarily of interest income. Other income, net in the six months ended June 30, 2003 consisted of interest income and income related to the cancellation of insurance on executives no longer with the Company. Interest income increased as a result of higher cash balances in the six months ended June 30, 2004.

No income taxes are provided for the U.S. operation as the Company has net operating losses.

Discontinued operations amounted to income of $9,360 for the six months ended June 30, 2004 compared with income of $784 for the six months ended June 30, 2003. The income reported in discontinued in 2004 contains primarily the gain on sale of the Company’s U.K. property of $9,254. The income reported in 2003 was related to the rental operations of the Rhode Island and U.K. properties (before the later sale).

Liquidity and Capital Resources

The Company had unrestricted cash of approximately $21,476 at June 30, 2004. This is an increase from the cash balance at December 31, 2003 of $14,101. The increase is principally attributable to the net proceeds from the sale of the Company’s U.K. property amounting to $9,599.

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

At present the Company has no active trade or business operations. The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from investment earnings on its undistributed cash, or from earnings that may be generated by a business that may be acquired.

Cash Flow and Working Capital

Net cash used in operations for the six months ended June 30, 2004 was $2,269. The Company had working capital related to continuing operations of $21,462 at June 30, 2004 and $13,879 at December 31, 2003. This increase in working capital is primarily the result of the disposal of assets during the six months ended June 30, 2004.

RISK FACTORS

After completing the sale of its U.K. property on June 16, 2004, the Company now derives revenues only from interest income from the investment of its available cash balance.

In addition to the foregoing, the risks remaining with respect to the Company’s prior sales of its former Metrology Business, the former development stage Xygent measuring software business, the North Kingstown property and the U.K. property, are that the Company might have to make an indemnification payment to the respective buyers with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Environmental and Product Liability Risks

Subsequent to the sale of Xygent to Hexagon in 2002 as discussed above, the nature of the Company’s operations have not been affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale of its Metrology Business to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by the Company, the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty, the nature and amount of environmental and product liability claims related to these operations or locations, including its North Kingstown property, which was sold on August 26, 2003 (but with certain environmental liabilities retained) that may arise in the future.

The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its former United Kingdom property. In addition, the Company received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator or the buyer of the U.K. subsidiary or other factors, as the buyer continues to operate the property as a land fill. With the sale of the U.K. subsidiary on June 16, 2004, there is no assurance that there will be no retained liabilities relating to the property, although the Company has made no environmental representations or indemnifications under the applicable Purchase and Sales Agreement dated as of February 5, 2004 that closed June 16, 2004.

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

Since 1994 the Company has been named as a defendant in a total of 451 known claims (as of June 30, 2004) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. However, in 2002 the Company was named in 98 additional claims; in 2003 there were a total of 192 new claims filed; and the Company has received notice of another 101 claims through June 30, 2004. In 2002, 42 claims were settled for an aggregate of $30,000 exclusive of attorney’s fees, and in January 2004 a plaintiff’s attorney agreed to settle one claim for $500 and file for dismissal in another 67 claims. There are currently 330 claims that are open and active. However, under certain circumstances, some of the settled claims may be reopened.

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

The U.S. Senate is currently considering a bill that would establish an asbestos trust fund. This fund would be financed by affected companies and insurers, and would provide compensation to claimants. However, these discussions are preliminary and there can be no assurance that any such legislation will be passed.

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

The market price of the Company’s Common Stock could decline as a result of sales of shares by the Company’s existing shareowners, as a result of the Company’s possible failure to meet the listing standards of the Boston Stock Exchange, or as a result of financial results for future periods.

The Company’s cumulative net operating losses (“NOL’s”) may become significantly limited

The Company had NOL’s of approximately $45 million at December 31, 2003, which were available to offset taxable earnings in the future. In the event of a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOL’s to offset future taxable earnings becomes significantly limited. While the Company’s management and tax advisors believe the Company has not, as of June 30, 2004, experienced such a “change of ownership,” based on their examination of public shareholder documents filed with the SEC, it appears that the Company is very close to the threshold for such a change.

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

Liquidity Risk: There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims against the Company, as discussed above) will not be greater than anticipated, or that the expected cash flow from its investment earnings (which are, as a practical matter, limited by the Company’s inability to make investments that would require it to register as an “investment company” under the Investment Company Act of 1940) on net proceeds of the sale of the United Kingdom property and the net proceeds of prior sales of assets (or the profits from any operating business that the Company may seek to acquire with such net proceeds) will not thereafter be less than anticipated and that, as a result, a liquidity problem may not arise.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, which consists of the Company’s President and Chief Executive Officer who is also the Company’s Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2004, and has concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There have been no repurchases of equity securities by the Company during the quarter ended June 30, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 11, 2004. The Stockholders of the Company were asked to vote on the following items, and voted as follows:

Proposal 1: To approve the sale of the Company’s U.K. Interests, constituting the sale of substantially all of the assets of the Company.

For	Against	Abstain	Broker Non-Vote
2,041,743	446,805	2,427	604,949

Proposal 2: Election of Three Directors to the Board of Directors for terms ending in 2007

Class A	For	Withheld
Jack Howard	2,794,669	46,815
J. Robert Held	2,794,709	46,775
Henry D. Sharpe, III	2,794,609	46,875

Class B
J. Robert Held	253,910	530
Henry D. Sharpe, III	253,910	530

Election of One Director to the Board of Directors for a term ending in 2005

Class A	For	Withheld
James Henderson	2,794,709	46,775

Class B
James Henderson	253,910	530

The following persons continued in office as directors for the term specified:

Director	Term Ending
Kenneth Kermes	2006
Richard A. Donnelly	2006
Roger E. Levien	2005

Proposal 3: To ratify the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.

For	Against	Abstain
2,939,036	7,238	149,650

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.	Certification of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.43	Form of Indemnity Agreement between the Company and each of its directors and officers

(b)	Reports on Form 8-K

A Report on Form 8-K was filed on June 16, 2004 to report the results of shareholder voting at the Annual Meeting held on June 11, 2004 and completion of the sale of the Company’s U.K. Interests.

A Report on Form 8-K was filed on June 30, 2004 to report information on the disposal of assets, namely the sale of the Company’s U.K. Interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BNS Co. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNS Co.

By:	/s/ Michael Warren
Michael Warren
President and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

August 10, 2004