Form 10-Q
period 2004-09-30
BNS CO
filed 2004-11-12
CIK 14637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,992,533 shares of Class A common stock, and 29,911 shares of Class B common stock, par value $0.01 per share, outstanding as of October 29, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS*

BNS Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
General and administrative	786	756	1,918	2,570

Operating loss	(786)	(756)	(1,918)	(2,570)
Interest expense	—	14	—	55
Other income, net	105	10	169	46

Loss from continuing operations before income tax	(681)	(760)	(1,749)	(2,579)
Income tax provision	—	—	—	—

Loss from continuing operations	(681)	(760)	(1,749)	(2,579)

Income from discontinued operations, net of income taxes of $0, $310, $2 and $403	52	15,318	9,412	16,102

Net income (loss)	$(629)	$14,558	$7,663	$13,523

Net income (loss) per share basic and diluted:
Continuing operations	$(0.23)	$(0.25)	$(0.58)	$(0.87)
Discontinued operations	.02	5.14	3.14	5.47

Net income (loss) per common share basic and diluted	$(0.21)	$4.89	$2.56	$4.60

BNS Co.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2004 (unaudited)	December 31, 2003 Restated
ASSETS
Current Assets:
Cash	$16,400	$14,101
Marketable Securities	5,000	—
Other receivable, net of allowance $37 at December 31, 2003	9	142
Assets held for sale or disposition	—	868
Prepaid expenses & other current assets	836	1,158

Total current assets	22,245	16,269
Machinery and Equipment:
Machinery and equipment	37	37
Less accumulated depreciation	24	20

	13	17
Restricted cash	1,390	331

	$23,648	$16,617

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,569	$1,522
Liabilities assumed	—	298

Total current liabilities	1,569	1,820
Long-term liabilities	1,154	1,351
Commitments and contingencies	—	—
Shareowners’ equity:
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 3,001,051 shares at September 30, 2004 and 3,000,342 shares at December 31, 2003	30	30
Class B, par value, $.01; authorized 2,000,000 shares; issued 29,911 at September 30, 2004 and 35,620 at December 31, 2003	1	1
Additional paid-in capital	87,077	87,071
Retained deficit	(65,712)	(73,375)
Unamortized value of restricted stock awards	(16)	(40)
Accumulated other comprehensive income	—	214
Treasury stock at cost: 8,518 shares at September 30, 2004 and December 31, 2003	(455)	(455)

Total shareowners’ equity	20,925	13,446

	$23,648	$16,617

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash Used in Operations:
Net income	$7,663	$13,523
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34	153
Gain on sale of business, net of expenses	(9,309)	(15,210)
Changes in operating assets and liabilities	(4,523)	(5,810)
Changes in assets and liabilities related to discontinued operations and assets held for sale	(34)	1,059
Payment of long term sales and used tax liability	(172)	—
Changes in restricted cash	(1,069)	(331)

Net Cash Used in Operations	(7,410)	(6,616)

Investment Transactions:
Proceeds from sale of business, net of expenses	9,654	19,712
Payment related to sale of Electronics Division	—	(307)
Proceeds from sale of available for sale securities	—	97

Cash Provided by Investing Transactions	9,654	19,502

Financing Transactions:
Payment of notes payable	—	(2,360)

Cash Used in Financing Transactions	—	(2,360)

Effect of Exchange Rate Changes on Cash	55	6

Cash and Cash Equivalents:
Increase during the period	2,299	10,532
Beginning balance	14,101	4,416

Ending balance	$16,400	$14,948

Supplementary Cash Flow Information:
Income taxes paid	$30	$—

Interest paid	$—	$130

* The accompanying notes are an integral part of the financial statements.

BNS Co.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in thousands)

For the Nine Months ended September 30, 2004

	Shares	Common Stock $.01 par value	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at January 1, 2004	3,036	$31	$87,071	$(73,375)	$(40)	$214	$(455)	$13,446

Net loss	—	—	—	(683)	—	—	—	(683)

Foreign currency translation adjustment	—	—	—	—	—	9	—	9

Comprehensive loss								(674)

Restricted stock awards	7	—	44	—	(44)	—	—	—

Amortization of restricted stock awards	—	—	—	—	20	—	—	20

Balance at March 31, 2004	3,043	$31	$87,115	$(74,058)	$(64)	$223	$(455)	$12,792

Net income	—	—	—	8,975	—	—	—	8,975

Foreign currency translation adjustment	—	—	—	—	—	(223)	—	(223)

Comprehensive income								8,752

Amortization of restricted stock awards	—	—	—	—	27	—	—	27

Restricted stock awards forfeited and cancellation	(12)	—	(38)	—	11	—	—	(27)

Balance June 30, 2004	3,031	$31	$87,077	$(65,083)	$(26)	$—	$(455)	$21,544

Net loss	—	—	—	(629)	—	—	—	(629)

Comprehensive loss								(629)

Amortization of restricted stock awards	—	—	—	—	10	—	—	10

Balance September 30, 2004	3,031	$31	$87,077	$(65,712)	$(16)	$—	$(455)	$20,925

* The accompanying notes are an integral part of the financial statements.

BNS Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

1.	BNS Co. (the “Company”) at present has no active trade or business operations but is searching for a suitable business to acquire. On June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of February 5, 2004 between the Company, its U.K. subsidiary, BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, the Company sold its real estate holdings in the U.K. for 5.5 million British Pounds, which constituted the sale of substantially all of the Company’s assets. The purchase price had been determined by arms-length negotiations between representatives of the Company and representatives of Bath Road Holdings, Limited. The transaction was in the form of the sale of the stock of the Company’s U.K. subsidiary that held title to the property and the sale of the Company’s note receivable from the U.K. subsidiary.

The Company reported a gain of $9,309 net of expenses on the sale. Net proceeds received amounted to $9,654 out of which an escrow account, as part of the Purchase and Sales Agreement, was established. The escrow account of 623 British Pounds is held jointly by the Company’s and purchaser’s respective U.K. solicitors for any tax that the U.K. government may claim against the former U.K. subsidiary for the then U.K. operation and will be held in escrow until such time as any inquiry from the U.K. government as to taxes is closed. This escrow account is included in restricted cash on the consolidated balance sheet. Should any such tax liability arise, the amount of the gain on the sale would be reduced. On July 30, 2004 the Company received a post-closing adjustment in the amount of 31 British Pounds representing the net working capital of the U.K. subsidiary at the time of closing.

As previously disclosed in its June 11, 2004 press release, after completion of the sale, the Company began a search for a suitable acquisition candidate. As of the date of this Report on Form 10-Q, no candidate has been identified.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

2.	Discontinued Operations – As a result of the sale of the Rhode Island Property in 2003 and the sale of the U.K. Property in 2004, the Company has presented the net rental and gravel & landfill operations in discontinued operations for the three months and nine months ended September 30, 2004 and 2003. The loss reported in discontinued operations for periods in 2003 contains expenses related to the sale of the Rhode Island Property and the operating results of the Company’s United Kingdom subsidiary.

3.	The following table sets forth the computation of basic and diluted loss per share:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:

Loss from continuing operations	$(681)	$(760)	$(1,749)	$(2,579)

Income from discontinued operations	52	15,318	9,412	16,102

Net income (loss)	$(629)	$14,558	$7,663	$13,523

Denominator for basic earnings per share:
Weighted-average shares	3,012	2,980	2,999	2,942
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—	—

Denominator for diluted earnings per share	3,012	2,980	2,999	2,942

Net income (loss) per share basic and diluted:
Continuing operations	$(0.23)	$(0.25)	$(0.58)	$(0.87)
Discontinued operations	.02	5.14	3.14	5.47

Net income (loss) per common share basic and diluted	$(0.21)	$4.89	$2.56	$4.60

Diluted loss per share is the same as basic loss per share in 2004 and 2003 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations. Unvested restricted shares have an antidilutive effect and are not included in the calculation.

4.	Comprehensive income (loss) for the three months ended September 30, 2004 and 2003 amounted to $(629) and $ 14,560, respectively. Accumulated other comprehensive income at December 31, 2003 is comprised of foreign currency translation adjustments of $214.

5.	Litigation - In January 2003, the Company made a payment to its former CEO and CFO settling a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized and to resolve a severance dispute at the same time. The settlement of this claim did not have a material effect on the Company’s consolidated results of operations or financial condition. The Company is a defendant in a variety of legal claims that arise in the normal course of business and is involved in certain environmental proceedings. Based upon the information presently available to management, the Company believes that any liability for these claims would not have a material effect on the Company’s results of operations or financial condition.

6.	In February 2004, April 2003 and April 2002, the Company granted restricted stock awards covering 7,000, 35,000 and 75,715 shares of common stock, respectively, to directors of the Company as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted in April 2003 vested on July 21, 2004, except for those which have been forfeited. The shares granted in February 2004 will vest on April 30, 2005, except for those which have been forfeited. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the three months and nine months ended September 30, 2004, related to these shares of restricted stock was $10 and $29, respectively. During the quarter ended June 30, 2004, 12,000 shares were forfeited and cancelled when two directors ceased to serve after the June 11, 2004 Annual Meeting. This also resulted in a reduction to compensation expense of $27.

7.	Included in the operating loss for nine months ended September 30, 2004 was an additional insurance expense amounting to $301 resulting from a change in an insurance policy prepaid in 2003. This prepaid policy was originally estimated to provide the Company with a three-year run off insurance coverage in the event that the Company would liquidate after the sale of the U.K. Property in 2004. As the Company did not liquidate, the policy was revised. The insurer applied a portion of the 2003 prepaid balance to the revised policy. The remaining $301 of the initial prepaid policy was expensed during the quarter ended September 30, 2004.

8.	Reclassification–Certain 2003 balances have been reclassified to conform to 2004 presentations.

BNS Co.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

BNS Co. (the “Company”) at present has no active trade or business operations but is searching for a suitable business to acquire. On June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of February 5, 2004 between the Company, its U.K. subsidiary, BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, the Company sold its real estate holdings in the U.K. for 5.5 million British Pounds, which constituted the sale of substantially all of the Company’s assets. The purchase price had been determined by arms-length negotiations between representatives of the Company and representatives of Bath Road Holdings, Limited. The transaction was in the form of the sale of the stock of the Company’s U.K. subsidiary that held title to the property and the sale of the Company’s note receivable from the U.K. subsidiary.

The Company reported a gain of $9,309 net of expenses on the sale. Net proceeds received amounted to $9,654 out of which an escrow account, as part of the Purchase and Sales Agreement, was established. The escrow account of 623 British Pounds is held jointly by the Company’s and the purchaser’s respective U.K. solicitors for any tax that the U.K. government may claim against the former U.K. subsidiary for the then U.K. operation and will be held in escrow until such time as any inquiry from the U.K. government as to taxes is closed. This escrow account is included in restricted cash on the consolidated balance sheet. Should any such tax liability arise, the amount of the gain on the sale would be reduced. On July 30, 2004 the Company received a post-closing adjustment in the amount of 31 British Pounds representing the net working capital of the U.K. subsidiary at the time of closing.

As previously disclosed in its June 11, 2004 press release, after completion of the sale, the Company began a search for a suitable acquisition candidate. As of the date of this Report on Form 10-Q, no candidate has been identified, and no assurance can be given that the Company will find a suitable candidate.

The accompanying financial statements present the rental operations of the Rhode Island Property and the gravel extraction and land fill royalties from the U.K. subsidiary as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other portions of this Report contain forward-looking statements concerning the Company’s operations, proposed activities (including with respect to future acquisitions), retained liabilities, capital requirements, economic performance and financial condition. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral statements by Company representatives to security analysts and investors from time to time. Such statements are not guarantees of future performance and are subject to various risks and uncertainties, including those set forth in “Risk Factors,” and actual performance could differ materially from that currently anticipated by the Company. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

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

Allowance for Doubtful Accounts

Allowances for doubtful accounts were maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Results of Operations

(dollars in thousands)

Nine Months ended September 30, 2004 compared to September 30, 2003

The Loss from Continuing Operations amounted to $1,749 for the nine months ended September 30, 2004. This is compared with an operating loss of $2,579 for the nine months ended September 30, 2003. The Company has continued to reduce corporate level administration expenses over last year. Both periods include legal and professional costs incurred in connection with the sale of assets and exploration of strategic alternatives. Included in the operating loss for nine months ended September 30, 2004 was an additional insurance expense amounting to $301 resulting from a change in an insurance policy prepaid in 2003. This prepaid policy was originally estimated to provide the Company with a three-year run off insurance coverage in the event that the Company would liquidate after the sale of the U.K. Property in 2004. As the Company did not liquidate, the policy was revised. The insurer applied a portion of the 2003 prepaid balance to the revised policy. The remaining $301 of the initial prepaid policy was expensed during the quarter ended September 30, 2004. The operating loss in the nine months ended September 30, 2003 included $475 pertaining to the accrual for sales and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter ended June 30, 2003.

No Interest expense was incurred for the nine months ended September 30, 2004, compared with interest expense of $55 for the nine months ended September 30, 2003. As a result of the rental operations of the Rhode Island Facility being reclassified to discontinued operations, the entire interest expense represents interest owed on an outstanding liability to a former CEO of the Company. The decrease in the amount of interest expense is attributable to the fact that this liability was paid in 2003.

Other income, net amounted to $169 for the nine months ended September 30, 2004 compared with $46 for the nine months ended September 30, 2003. Other income, net in the nine months ended September 30, 2004 consists primarily of interest income. Other income, net in the nine months ended September 30, 2003 consisted of interest income and income related to the cancellation of insurance on executives no longer with the Company. Interest income increased primarily as a result of higher cash balances in the nine months ended September 30, 2004.

No income taxes are provided for the U.S. operation as the Company has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued operations amounted to income of $9,412 for the nine months ended September 30, 2004 compared with income of $16,102 for the nine months ended September 30, 2003. The income reported in discontinued operations in 2004 contains primarily the gain on sale of the Company’s U.K. property of $9,309. The income reported in 2003 was related to the rental operations of the Rhode Island Property and the U.K. Property (before the later sale of each property).

Liquidity and Capital Resources

The Company had unrestricted cash of $16,400 at September 30, 2004. This is an increase from the cash balance at December 31, 2003 of $14,101. The increase is primarily attributable to the net proceeds from the sale of the Company’s U.K. property amounting to $9,654.

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

Cash Flow and Working Capital

Net cash used in operations for the nine months ended September 30, 2004 was $7,410. The Company had working capital related to continuing operations of $20,656 at September 30, 2004 and $13,879 at December 31, 2003. This increase in working capital is primarily the result of the disposal of assets during the nine months ended September 30, 2004.

RISK FACTORS

After completing the sale of its U.K. property on June 16, 2004, the Company now derives revenues only from interest income from the investment of its available cash balance.

In addition to the foregoing, the risks remaining with respect to the Company’s prior sales of its former Metrology Business, the former development stage Xygent measuring software business, the Rhode Island property and the U.K. Property, are that the Company might have to make an indemnification payment to the respective buyers with respect to the Company’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Environmental and Product Liability Risks

Subsequent to the sale of Xygent to Hexagon in 2002 as discussed above, the nature of the Company’s operations have not been affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors, prior to the sale of its Metrology Business to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by the Company, the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty, the nature and amount of environmental and product liability claims related to these operations or locations, including its Rhode Island Property, which was sold on August 26, 2003 (but with certain environmental liabilities retained) that may arise in the future.

The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its former United Kingdom Property. In addition, the Company received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, through the actions or negligence of the land fill operator or the buyer of the Company’s former U.K. subsidiary or other factors, as the buyer continues to operate the property as a land fill. With the sale of the U.K. subsidiary on June 16, 2004, there is no assurance that there will be no retained liabilities relating to the property, although the Company has made no environmental representations or indemnifications under the applicable Purchase and Sales Agreement.

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

Since 1994 the Company has been named as a defendant in a total of 486 known claims (as of September 30, 2004) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. However, in 2002 the Company was named in 98 additional claims; in 2003 there were a total of 192 new claims filed; and the Company has received notice of another 142 claims through September 30, 2004. In 2002, 42 claims were settled for an aggregate of $30,000 exclusive of attorney’s fees. In March 2004 a plaintiff’s attorney settled one claim for $500 and filed for dismissal in another 67 claims. In September 2004 three claims were dismissed by summary judgment. There were approximately 370 claims open and active as of September 30, 2004. However, under certain circumstances, some of the settled claims may be reopened.

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

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and may continue to have, at least for the short term, some adverse effects on the Company’s ability to determine any prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

The U.S. Senate has considered a bill that would establish an asbestos trust fund. This fund would be financed by affected companies and insurers, and would provide compensation to claimants. However, no legislative action is currently under consideration, and there can be no assurance that any such legislation will be passed or as to the impact on the Company of any such legislation as might become effective.

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

The Company’s cumulative net operating losses (“NOL’s”) may become significantly limited

The Company had NOL’s of approximately $45 million at December 31, 2003, which were available to offset taxable earnings in the future. In the event of a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOL’s to offset future taxable earnings becomes significantly limited. While the Company’s management and tax advisors believe the Company has not, as of September 30, 2004, experienced such a “change of ownership,” based on their examination of public shareholder documents filed with the SEC, it appears that the Company is very close to the threshold for such a change.

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

Future Acquisitions

The Company has no active trade or business operations and therefore does not have any revenue generating assets. The Company is in the process of seeking a suitable business to acquire. No assurance can be given that the Company will find and acquire such a business or that it will be able to successfully operate any such business. Moreover, in connection with any such acquisition, the Company may have to incur debt or issue shares of stock, which will have a dilutive effect.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, which consists of the Company’s President and Chief Executive Officer who is also the Company’s Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2004, and has concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There have been no repurchases of equity securities by the Company during the quarter ended September 30, 2004.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BNS Co. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNS Co.

By:	/s/ Michael Warren
Michael Warren
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

November 10, 2004