Form 10-K
period 2004-12-31
BNS HOLDING, INC.
filed 2005-03-16
CIK 14637

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-5881

BNS Holding, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	201953457
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

25 Enterprise Center, Suite 103, Middletown, Rhode Island 02842

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 401-848-6300

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

The aggregate market value (as calculated under the rules) of the voting common stock held by non-affiliates of the Registrant was approximately $18,134,664 as of June 30, 2004.

There were 3,019,119 shares of Class A Common Stock and 6,325 shares of Class B Common Stock, each having a par value of $.01 per share, outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BNS Holding, Inc.

PART I

ITEM 1— BUSINESS

THE BUSINESS OF THE COMPANY

Effective December 14, 2004, BNS Co. (“BNS Co.”) completed a reorganization (the “Holding Company Reorganization”) in which BNS Holding, Inc. (“BNS Holding”) became the holding company and sole stockholder of BNS Co., which was prior to December 14, 2004 the publicly traded company (and prior to April 2001 named Brown & Sharpe Manufacturing Company). The Holding Company Reorganization was effected by a merger under Section 251(g) of the General Corporation Law of the State of Delaware, which permits the formation of a holding company structure without a vote of the stockholders of the publicly-held company. By virtue of the Holding Company Reorganization, BNS Co. became a direct, wholly-owned subsidiary of BNS Holding. Except for some technical changes, the provisions of the certificate of incorporation of BNS Holding after the effective time of the Holding Company Reorganization and BNS Co. prior to the effective time of the Holding Company Reorganization are identical. The authorized capital stock of BNS Holding after the effective time of the Holding Company Reorganization and the designations, rights, powers and preferences of such capital stock, and its qualifications, limitations and restrictions, are identical to those of BNS Co. prior to the effective time of the Holding Company Reorganization. Stockholders received securities of the same class showing the same proportional interests in BNS Holding, having the same designations, rights, powers and preferences, and having the same qualifications, limitations and restrictions, as those held in BNS Co. BNS Holding is the successor registrant of BNS Co. for the purposes of filings with the Securities and Exchange Commission.

Unless the context otherwise requires, references to the “Company”, “we” or “our” in this Annual Report on Form 10-K refer to BNS Holding. In addition, references to the “1999 Equity Incentive Plan or “1999 EIP” refer to the BNS Co. 1999 Equity Incentive Plan which was adopted by BNS Holding on December 14, 2004 in connection with the Holding Company Reorganization.

General

BNS Holding, which is headquartered in Middletown, Rhode Island, was formed in December 2004 for the purpose of the Holding Company Reorganization and did not have active operations prior to December 14, 2004. BNS Co., a subsidiary of BNS Holding, has been in business since 1833, although the corporate entity itself was established much later. Prior to the sale by BNS Co. of its Metrology Business in 2001, the sale of BNS Co.’s interest in its development stage measuring software subsidiary, Xygent Inc., in 2002, the sale of BNS Co.’s North Kingstown, Rhode Island property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island) (the “Rhode Island Property” or “North Kingstown Property”) in 2003, and the sale of BNS Co.’s United Kingdom subsidiary (the “U.K. Subsidiary”) on June 16, 2004, BNS Co. was previously engaged in the Metrology Business and the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines.

The Company at present has no trade or business operations but is searching for a suitable business to acquire. As previously disclosed in its June 11, 2004 press release, after completion of the sale of the U.K. Subsidiary, BNS Co., and then subsequently the Company, began a search for a suitable acquisition candidate. As of the date of this Annual Report on Form 10-K, no candidate has been identified.

Sale of Metrology Business, Xygent, North Kingstown Property and U.K. Subsidiary

On June 16, 2004, pursuant to a Purchase and Sale Agreement dated as of February 5, 2004 between BNS Co., its Cayman Island subsidiary BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, BNS Co. sold its real estate holdings in the United Kingdom for 5.5 million British Pounds ($9.77 million as of the date of the closing on June 16, 2004), which constituted the sale of substantially all of BNS Co.’s remaining assets. The purchase price had been determined by arms-length negotiations between representatives of BNS Co. and representatives of Bath Road Holdings, Limited, the purchaser. The transaction was in the form of the sale of the stock of the BNS Co.’s U.K. Subsidiary (BNS Company (Property Holdings) Ltd.) that held title to the property and the sale of BNS Co.’s note receivable from the U.K. Subsidiary.

BNS Co. reported a gain of $9.31 million net of expenses on the sale. Net proceeds received amounted to $9.66 million out of which an escrow account, as part of the Purchase and Sale Agreement, was established. The escrow account balance at December 31, 2004 of .63 million British Pounds ($1.21 million as of December 31, 2004) is held jointly by BNS Co.’s and purchaser’s respective U.K. solicitors for any tax that the U.K. government may claim against the former U.K. Subsidiary for the then U.K. operation and will be held in escrow until such time as any inquiry from the U.K. government as to taxes is closed. This escrow account is included in restricted cash on the consolidated balance sheet. Should any such tax liability arise, the amount of the gain on the sale would be reduced. On July 30, 2004, BNS Co. received a post-closing adjustment in the amount of .031 million British Pounds ($.056 million at the time of the adjustment) representing the net working capital of the U.K. Subsidiary at the time of closing. This amount has been included in the gain presented above.

On March 14, 2005, the Company was informed by the U.K. Inland Revenue Service that the Company is not liable for any corporation tax on capital gains resulting from the 2004 sale of the U.K. Subsidiary. The Company was also informed that the condition giving rise to its contingent liability relating to the sale of the Metrology Business in 2001 has been resolved. Accordingly, a $1.3 million reserve for this contingency, classified as a long term liability on the Company’s Consolidated Balance Sheets, has been reversed and recorded as a gain included in Discontinued Operations for the year ending December 31, 2004.

On August 26, 2003, pursuant to a Purchase and Sale Agreement, dated as of April 28, 2003, as amended, between BNS Co. and Wasserman RE Ventures LLC (“Wasserman”), BNS Co. sold the North Kingstown Property and reported a gain of $15.25 million net of expenses on the sale. BNS Co. received proceeds of $18.68 million net of expenses. Additionally, BNS Co. established an environmental escrow account in the amount of $.331 million to cover certain environmental remediation costs. This escrow account, which had a balance of $.269 million at December 31, 2004, is presented as restricted cash on the consolidated balance sheet except for the interest earned which is presented as part of the unrestricted cash. The utilization of the funds in the escrow have been reported as a component of gain from sale of discontinued operations. The purchase price for the North Kingstown Property was determined by arms-length negotiation between representatives of BNS Co. and representatives of Wasserman. In connection with the sale of the North Kingstown Property, BNS Co. relocated its headquarters to its present business location in Middletown, Rhode Island.

On August 16, 2002, BNS Co. entered into a Securities Purchase Agreement with a subsidiary of Hexagon AB of Stockholm, Sweden (“Hexagon”) for the purchase BNS Co.’s 77% interest in Xygent Inc. (“Xygent”), a development stage measuring software business unit. Hexagon paid $2.25 million in cash on August 20, 2002 for BNS Co.’s interest, and was obligated to pay BNS Co. a deferred purchase price of up to $.75 million subject to possible adjustment relating to an Xygent equity value calculation as of August 16, 2002, as specified in the Securities Purchase Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, and the arbitration determined a deferred purchase price payment of $.604 million, which was paid on January 22, 2003.

Strategic Alternatives

As previously disclosed, the sale of the North Kingstown Property and the sale of the U.K. Subsidiary are part of BNS Co.’s plan to sell its remaining assets and seek other strategic alternatives. Such plan may now involve the sale of the Company through a merger or other change in control transaction, or the acquisition of an operating business with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOL’s”). In the past BNS Co. has also considered a liquidation, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors (including contingent claims) and contemplated distributions to stockholders. However, the Company’s current focus is on the acquisition of an operating business. As of the date of this Annual Report on Form 10-K, no candidate has been identified, and no assurance can be given that the Company will find a suitable candidate and if it does, that it will be able to utilize its existing NOL’s.

Employees

At February 28, 2005 the Company had one full time employee located at its corporate headquarters in Middletown, Rhode Island, plus its President, CEO, and CFO, who is a consultant to the Company. There was one additional part-time employee at December 31, 2004, who left the Company in January 2005. The Company also relies on various outside service providers for legal, accounting and tax support.

Availability of Filings with the SEC

The Company’s public filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, are available on the SEC’s web site, which is www.sec.gov. Copies of these filings may also be obtained free of charge by contacting the Corporate Secretary at BNS Holding, Inc., 25 Enterprise Center, Suite 103, Middletown, Rhode Island 02842, or by telephone at (401) 848-6400.

ITEM 2— PROPERTIES

The following table sets forth certain information concerning the Company’s facility:

Location	Owned/ Leased	Principal Use	Approximate Area
Middletown, Rhode Island	Leased	Executive Office	1,540 Sq. Ft.

The Company’s Middletown, Rhode Island offices are leased for a term of three years commencing on July 1, 2003.

ITEM 3— LEGAL PROCEEDINGS

The Company’s BNS Co. subsidiary is a defendant in a variety of legal claims that arise in the normal course of business.

Environmental Matters

Subsequent to the sale of Xygent to Hexagon in 2002, the nature of each of BNS Co. and, subsequent to its incorporation in December 2004, BNS Holding’s operations have not been affected by environmental laws, rules and regulations relating to these businesses. However, because BNS Co. and its subsidiaries and predecessors, prior to the sale of BNS Co.’s Metrology Business to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by BNS Co., BNS Co. is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the BNS Co. subsidiary may be subject to, and the Company cannot predict with any certainty, the nature and amount of environmental claims related to these operations or locations, including the Rhode Island Property owned by the BNS Co. subsidiary, which property was sold on August 26, 2003 (but with certain environmental liabilities retained) that may arise in the future.

A Phase II environmental investigation on BNS Co.’s former Rhode Island Property, completed in June 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management (“RIDEM”). After extensive testing, the BNS Co. subsidiary submitted a Remedial Action Work Plan (“RAWP”) to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP. In April of 2003, BNS Co. awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially complete as of December 2003, and in connection with the August 26, 2003 sale of the Rhode Island Property, BNS Co. established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At December 31, 2004, the balance of the escrow account was $.269 million. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode Island Property. However, there is no assurance that BNS Co. will not incur additional costs for remediation above the escrowed amount and insurance limits, and that ongoing monitoring of contaminants will not indicate further environmental problems.

In addition, the BNS Co. subsidiary has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the former U.K. property, which was owned by the U.K. Subsidiary. In addition, BNS Co. received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, whether such issues are identified through the actions of the land fill operator operating on the property or the buyer of BNS Co.’s former U.K. Subsidiary or as the result of other factors, as the buyer continues to operate the property as a land fill. With the sale by BNS Co. of the U.K. Subsidiary on June 16, 2004, there is no assurance that there will be no retained liabilities relating to the U.K. Property, although BNS Co. has made no environmental representations or indemnifications under the applicable Purchase and Sale Agreement for the U.K. Subsidiary.

Product Liability and Other Matters

The Company’s BNS Co. subsidiary receives claims from time to time for toxic tort injuries related to the alleged use of asbestos material in pumps sold by its former pump division, and other product liability claims relating to the use of machine tools sold by divisions of BNS Co. which were sold many years ago. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by BNS Co.’s former pump division, which was sold in 1992. The Company expects that its BNS Co. subsidiary will continue to be subject to additional toxic tort claims in the future.

The Company is unable to identify the number and location of fluid pumps manufactured by BNS Co. and, therefore, is unable to estimate the aggregate number of unasserted claims which might be filed in the future, which is necessary in order to reliably estimate any financial exposure. This product line was introduced in the late 1800’s. The materials alleged to contain asbestos were used for an undetermined period of time ending in the late 1960’s. The claims relate to exposure to this asbestos material. BNS Co. (then named Brown & Sharpe Manufacturing Company) sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company’s BNS Co. subsidiary has been named as a defendant in a total of 538 known claims (as of February 28, 2005) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. In 2002 BNS Co. was named in 98 additional claims; in 2003 there were a total of 193 new claims filed; and BNS Co. has received notice of another 178 claims in 2004. As of February 28, 2005, BNS Co. has received notice of another 15 claims. In 2002, 42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney’s fees. In March 2004 a plaintiff’s attorney settled one claim for $500 and filed for dismissal in another 67 claims. In September 2004 another five claims were dismissed. During the fourth quarter of 2004, 64 claims were dismissed and another seven claims were settled for $500 each. Another 12 claims have been dismissed or closed on various dates. There were 340 known claims open and active as of February 28, 2005. However, under certain circumstances, some of the settled claims may be reopened.

The Company believes BNS Co. has significant defenses to any liability for toxic tort claims on the merits. It should be noted that, to date, none of these toxic tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. Settlement and defense costs to date have been insignificant.

In the late 1980’s, insurance companies began issuing policies with specific exclusions for claims relating to asbestos. BNS Co. has identified continuous insurance coverage (on an “occurrence” basis) from 1974 through 1988 that does not include such exclusions, with estimated aggregate coverage limits of approximately $158 million for these policy years. The Company estimates that the aggregate remaining self insured retention (deductible) relating to these policy years is approximately $3.3 million. Additionally, the Company has identified secondary evidence (such as past billings), indicating that BNS Co. had additional insurance coverage from 1970 through 1973 that does not include such exclusions. The Company is currently in the process of confirming that these policies were in place and the amount of the remaining self insured retention (deductible) relating to these years. There is no assurance that the insurer will recognize this secondary information as evidence that the policies were in place. Although there are no indications that the aforementioned insurance coverage has eroded from past claims, there is no assurance of this due to incomplete Company insurance records. Policies issued for BNS Co. beginning in 1989 contained exclusions relating to asbestos. BNS Co.’s insurance records for the periods prior to 1970 are incomplete and do not indicate what insurance coverage is available to BNS Co. for asbestos and other product liability claims arising prior to that time. The estimated aggregate coverage limits noted above relate to a number of insurance carriers. In general, these carriers have acknowledged the evidence of coverage but have declined to verify the coverage or limits until such time as the limits apply. There can be no assurance that, even if BNS Co. has insurance coverage for asbestos and other product liability claims under its policies, it will be able to recover from its insurers in the event that such insurance companies are no longer solvent, have ceased operations, or choose to dispute the coverage or limits of the policies identified by the Company.

BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $349,000 on the consolidated balance sheet relating to the open and active claims against BNS Co. as of December 31, 2004. This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by BNS Co. However, there can be no assurance that the Company will not need to take additional charges against BNS Co. in connection with the defense, settlement or judgment of these existing claims. Projecting the costs of future claims is subject to variables that are extremely difficult to predict, and there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims.

As of February 28, 2005, no toxic tort or asbestos claims have been filed against BNS Holding, which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance, however, that monies received by BNS Holding from its wholly-owned subsidiary by way of reimbursement for “public company reporting costs” that were formerly the responsibility of BNS Co. or by way of dividends or otherwise might not under some circumstances be subject to claims against BNS Co.

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of BNS Co., and hence on the Company, has had and may continue to have, at least for the short term, some adverse effects on the Company’s ability to determine any prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company, or its BNS Co. subsidiary, to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

There have also been a few miscellaneous claims against the BNS Co. subsidiary relating to employment activities, environmental issues, sales tax audits and personal injury claims.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed on the Boston Stock Exchange under the symbol “BNC” and is traded on the NASD Over-the-Counter (OTC) Bulletin Board, where market makers and other dealers provide bid and ask quotations. Since December 15, 2004, the Company’s Class A Common Stock has traded on the OTC Bulletin Board under the symbol “BNSIA” and prior to the Holding Company Reorganization on December 14, 2004, the stock of BNS Co. traded on the OTC Bulletin Board under the symbol “BNSXA”. The Company’s Class B Common Stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A Common Stock at any time. Set forth below are the quarterly high and low closing prices for the Class A Common Stock of the Company (and of BNS Co. prior to the Holding Company Reorganization on December 14, 2004) on the OTC Bulletin Board during the last two fiscal years.

Fiscal Year	High	Low
2004
4th Quarter	$6.77	$6.47
3rd Quarter	6.60	6.05
2nd Quarter	6.40	5.90
1st Quarter	6.75	5.55

2003
4th Quarter	$5.75	$5.03
3rd Quarter	5.03	4.40
2nd Quarter	5.10	2.60
1st Quarter	2.75	2.51

In May of 2001 BNS Co. made a cash distribution to shareholders following the sale of the Metrology Business to Hexagon. Since 1990, no other dividends or distributions have been paid by BNS Co. (through December 13, 2004) or by the Company (after December 13, 2004). See “Liquidity and Capital Resources” and “Risk Factors: Environmental and Product Liability Risks” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report. At the present time, the Company does not intend to pay a dividend or make a distribution to stockholders in the near future.

At February 28, 2005, the Company had approximately 1,355 shareholders of record of its Class A Common Stock and 559 shareholders of record of its Class B Common Stock.

ITEM 6— SELECTED FINANCIAL DATA

The following selected data, prepared on a consolidated basis, should be reviewed in conjunction with Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share information)
Statement of Operations Data
Revenue	$—	$—	$—	$—	$—
Loss from continuing operations	(2,005)	(3,328)	(3,209)	(5,899)	(15,125)
Net income (loss)	$8,770	$12,917	$(5,919)	$21,170	$(57,309)
Net loss per common share, Basic, from continuing operations	$(0.67)	$(1.13)	$(1.10)	$(2.06)	$(5.51)
Net income (loss) per common share, Basic	$2.92	$4.37	$(2.03)	$7.38	$(20.88)
Net loss per common share, diluted, from continuing operations	$(0.67)	$(1.13)	$(1.10)	$(2.06)	$(5.51)
Net income (loss) per common share, Diluted	$2.92	$4.37	$(2.03)	$7.38	$(20.88)
Average shares outstanding	3,003	2,954	2,920	2,867	2,745
Cash dividends per share	—	—	—	$15.25	—
Balance Sheet Data
Total assets	$23,084	$16,617	$9,263	$19,283	$250,645
Long-term debt including current maturity	—	—	$2,360	$3,317	$65,176

(1)	The 2004 net income includes a gain from the sale of U.K. Subsidiary of $9,248 or $3.08 per share, and a gain of $1,351 resulting from the resolution of a contingent liability relating to the sale of the Metrology Business in 2001.
(2)	The 2003 net income includes a gain from the sale of the North Kingstown Property of $15,255 or $5.16 per share
(3)	The 2002 net income includes a loss from the disposal of BNS Co.’s interest in Xygent of $916 or $0.31 per share.
(4)	The 2001 net income includes a gain from the disposal of the Metrology Business to Hexagon AB in the amount of $47,113 or $16.43 per share.
(5)	The 2001 net income includes $6,566, which represents the payment of a prepayment penalty in connection with the repayment of the long-term senior debt and the write-off of debt acquisition costs previously capitalized.
(6)	The 2000 loss includes a change in accounting principle as the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”). The effect of applying this change in accounting principle was a charge for the cumulative effect of the change amounting to $27,401 (net of an income tax benefit of $600) or $9.98 per share.
(7)	On May 10, 2001 BNS Co. (then the publicly-held entity) effected a one-for-five reverse stock split. Accordingly, all periods presented have been restated to reflect this reverse stock split.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company at present has no active trade or business operations but is searching for a suitable business to acquire. As previously disclosed in its June 11, 2004 press release, after completion of the sale of the U.K. Subsidiary, BNS Co. (and then after December 14, 2004, the Company) began a search for a suitable acquisition candidate. As of the date of this Annual Report on Form 10-K, no candidate has been identified.

As previously discussed in Item 1 of this Annual Report, effective December 14, 2004, BNS Co. completed a reorganization in which BNS Holding became the holding company and sole stockholder of BNS Co., which was prior to December 14, 2004 the publicly traded company. By virtue of this reorganization, BNS Co. became a direct, wholly-owned subsidiary of BNS Holding. BNS Holding was formed in December 2004 for the purpose of this reorganization and did not have active operations prior to December 14, 2004. Unless the context otherwise requires, references to the “Company” below refer to BNS Holding. The consolidated financial statements of BNS Holding include the accounts of BNS Co.

On November 16, 2000 BNS Co. entered into an Acquisition Agreement with Hexagon for the sale of the Metrology Business assets, including the assumption of most related liabilities, which closed on April 27, 2001. On August 16, 2002, BNS Co. entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the sale of BNS Co.’s interest in Xygent, a development stage measuring software business. On August 26, 2003, pursuant to a Purchase and Sale Agreement, dated as of April 28, 2003, as amended, between BNS Co. and Wasserman, BNS Co. sold its North Kingstown Property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island). On June 16, 2004, pursuant to a Purchase and Sale Agreement dated as of February 5, 2004 between BNS Co., its Cayman Island subsidiary BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, BNS Co. sold its U.K. Subsidiary.

The accompanying financial statements present the U.K. Subsidiary, the North Kingstown Property, Xygent, and the Metrology Business as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company on a consolidated basis, unless otherwise noted.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other portions of this Report contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of assumptions, risks, and uncertainties that could cause the actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. They involve known and unknown risks, uncertainties, and other factors, which are in some cases beyond the control of the Company. Additional information regarding these risk factors and uncertainties is described more fully in the Company’s SEC filings. A copy of all filings may be obtained from the SEC’s web site, www.sec.gov, or by contacting the Corporate Secretary at the Company’s headquarters or by telephone at (401) 848-6400. The Company does not maintain a web site. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates, including those related to accounts receivable, product liability, taxes, and legal contingencies are evaluated. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates are reviewed by management on an on-going basis. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

The Company’s BNS Co. subsidiary is currently involved in certain legal disputes and environmental proceedings, including toxic tort claims, other product liability claims and claims relating to other former business activities. See “Litigation” in Item 3 of this Annual Report. An estimate of the probable costs for the resolution of these claims has been accrued. This estimate has been developed in consultation with outside counsel and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that these proceedings will not have a material adverse effect on our consolidated results of operations or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. It is also possible that future results of operations for any particular quarterly or annual period could be materially affected by additional claims against BNS Co. or claims against BNS Holding, Inc. arising from new legal disputes, including future toxic tort claims, and environmental proceedings.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes

APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Per APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of the common stock exceeded the stock option exercise price at the measurement date. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning June 15, 2005. We expect to adopt Statement 123(R) in the fourth quarter of fiscal 2005.

Results of Operations

2004 Compared to 2003

The Company on a consolidated basis recorded net income of $8.8 million and $12.9 million in 2004 and 2003, respectively. The 2004 and 2003 results include the following:

	In millions
	2004	2003 Restated
Loss from continuing operations	$(2.0)	$(3.3)
Income from discontinued operations	10.8	16.2

Net income	$8.8	$12.9

The loss from continuing operations in 2004 is less than 2003 by $1.3 million. The Company has continued to reduce corporate level administration expenses over the last year. Both periods include legal and professional costs incurred in connection with the sale of assets and exploration of strategic alternatives. Included in the operating loss for 2004 was an additional insurance expense amounting to $.3 million resulting from a change in an insurance policy prepaid in 2003. This prepaid policy was originally estimated to provide BNS Co. with a three-year run off insurance coverage in the event that the Company decided to liquidate after the sale of its U.K. Subsidiary in 2004. As BNS Co. did not liquidate, the policy was revised in the third quarter of 2004. The insurer applied a portion of the 2003 prepaid balance to the revised policy. The remaining $.3 million of the initial prepaid policy was expensed during the third quarter ended September 30, 2004. The operating loss in 2003 included $.5 million pertaining to the accrual for sales and use tax examination liabilities. This additional accrual was the result of additional sales and use tax liabilities which became known during the quarter ended June 30, 2003.

No Interest expense was incurred in 2004, compared with interest expense of $.1 million in 2003. The interest in 2003 represents interest owed on an outstanding liability to a former CEO of BNS Co. The decrease in the amount of interest expense is attributable to the fact that this liability was paid in 2003.

Other income, net amounted to $.3 million in 2004 compared with $.1 million in 2003. Other income, net in 2004 consists primarily of interest income. Other income, net in 2003 consisted of interest income and income related to the cancellation of insurance on executives no longer with the Company. Interest income increased primarily as a result of higher cash balances in 2004.

No income taxes are provided for the U.S. operation as the Company (consolidated) has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued operations amounted to income of $10.8 million in 2004 compared with income of $16.2 million in 2003. The income reported in discontinued operations in 2004 contains primarily the gain on sale of the Company’s U.K. Subsidiary of $9.3 million, and a gain of $1.3 million resulting from the resolution of a contingent liability relating to the sale of the Metrology Business in 2001. The income reported in 2003 related to the gain on the sale of the North Kingstown Property ($15.2 million) and the operations of the North Kingstown Property and the U.K. Subsidiary ($1.0 million), before the later sale of each property.

2003 Compared to 2002

BNS Co. recorded net income of $12.9 million in 2003 and a net loss of $5.9 million in 2002. The 2003 and 2002 results include the following:

	In millions
	2003 Restated	2002 Restated
Loss from continuing operations	$(3.3)	$(3.2)
Income (loss) from discontinued operations	16.2	(2.7)

Net income (loss)	$12.9	$(5.9)

The loss from continuing operations in 2003 and 2002 includes BNS Co.’s corporate headquarters activities. Although BNS Co. decreased recurring general and administrative expenses in 2003, general and administrative expenses during 2003 were slightly higher than in 2002. In 2003 this increase was predominantly due to expenses of $.4 million for advisory services and commission related to the ongoing marketing of the U.K. Subsidiary and the ongoing development of strategic alternatives for the Company.

Interest expense amounted to $.1 million in 2003 compared with $.1 million in 2002. As a result of the rental operations of the North Kingstown Property being reclassified to discontinued operations, interest expense consists substantially of interest owed on an outstanding pension benefit liability owed to a former CEO of BNS Co. and the settlement of a state sales and use tax examination. Interest expense attributable to the declining balance owed to the former CEO and the fact that BNS Co. paid the entire balance due to the former CEO in the third quarter of 2003 resulted in a decrease of interest expense. However, this was offset by the interest paid related to the state sales and use tax examination.

Other income, net amounted to $.1 million in 2003. This is compared with $.2 million in 2002. Other income, net, consists predominantly of interest income. During 2002, other income, net contained a gain of $.1 million related to the receipt of shares received as a result of the demutualization of an insurance company.

No income taxes are provided for in the continuing U.S. operation as the Company has net operating losses available to offset otherwise taxable net income.

Discontinued operations amounted to income of $16.2 million for the year 2003. This is compared with losses of $2.7 million in 2002. The loss reported in 2002 contains the loss from the Xygent operations along with the income from rental operations of the North Kingstown facility and the net operating income generated by the U.K. Subsidiary in 2002. The gain from the sale of the North Kingstown Property recorded in the third quarter of 2003 is $15.3 million. This gain has been recorded net of an income tax expense of $.2 million. Although the Company (consolidated) has sufficient net operating losses, this tax is attributable to the federal alternative minimum tax.

Liquidity and Capital Resources

The Company had unrestricted cash of approximately $20.9 million at December 31, 2004 after the completion of the sale of the U.K. Subsidiary. This represents a significant increase from the cash balance at December 31, 2003 of $14.1 million. The increase is principally the result of the receipt of the net proceeds from the sale of the U.K. Subsidiary of $9.7 million, of which $1.2 million has been placed in escrow and is presented as restricted cash. The unrestricted cash is further reduced by the net cash outflow from operations of approximately $1.8 million.

There is no assurance that the future months’ expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, lower investment returns, environmental problems, expenses and liabilities associated with product liability claims or expenses of maintaining the Company as a “public” reporting company (see “Risk Factors: Liquidity Risk; There may not be adequate resources for funding the operation of the Company”).

The Company’s ability to continue as a going-concern relies on its ability to achieve positive cash flow from investment earnings on its undistributed cash and the earnings of any acquired business. The Company currently has no active trade or business (see “Risk Factors: ‘Going Concern’ Qualification in Audit Report”). As previously disclosed, having sold its remaining assets, it is the Company’s intention to seek other strategic alternatives, including searching for a suitable acquisition candidate.

Cash Flow

Net cash used in operations in 2004 was $3.0 million compared with $6.9 million in 2003 and $5.3 million in 2002. In the calculation of net cash used in operations for the year ended December 31, 2004, the net income of $7.4 million was reduced by the gain on sale of the U.K. Subsidiary of $9.3 million, and a gain of $1.3 million resulting from the resolution of a contingent liability relating to the sale of the Metrology Business in 2001. In the calculation of net cash used in operations for the year ended December 31, 2003, the net income of $13 million was reduced by gain on sale of the North Kingstown Property of $15.3 million, by the establishment of environmental escrow of $.3 million, by the payment of $1.7 million settlement of a compensation dispute to its former CEO and $1.9 million plus interest to another former CEO of BNS Co. representing pension benefits. In the calculation of net cash used in operations for the year ended December 31, 2002, the net loss of $5.9 million was increased by the loss on the sale of Xygent of $.9 million, by the loss from the discontinued operations of $1.8 million and decreased by the payment of pension obligations of $.7 million.

Net cash provided by investing transactions for 2004 was $9.7 million which pertains to the proceeds from the sale of the U.K. Subsidiary. Net cash provided by investing transactions for 2003 was $19.5 million which included $.6 million as the final settlement received by BNS Co. from Hexagon related to the sale of Xygent, $18.7 million from proceeds of the sale of the North Kingstown Property, $.4 million as the final settlement received by BNS Co. related to the disposal of BNS Co.’s Electronics Division in 2002 and $.1 million from the disposal of the available for sale securities.

Cash used in financing activities in 2003 was $2.4 million which pertains to the payment of the entire outstanding mortgage liability. Cash used in financing activities in 2002 was $.1 million. Financing transactions during 2002 consisted of $.9 million repayment on the mortgage offset by the April 2002 purchase of a net minority interest in Xygent by Hexagon of $1 million. There were no cash flows associated with financing activities in 2004.

Cash provided by (used in) the discontinued operations amounted to $.1 million, $0.7 million and ($1.5) million in 2004, 2003 and 2002, respectively.

Working Capital

Excluding the assets related to discontinued operations, the Company had working capital related to the continuing operations of $20.5 million at December 31, 2004 and $13.9 million at December 31, 2003. This increase in working capital is primarily the result of the sale of the North Kingstown Property and the U.K. Subsidiary, which held the U.K. property.

The Company’s sole source of cash following the sale of BNS Co.’s U.K. Subsidiary in June 2004 is from interest earned on its cash deposits.

Off-Balance Sheet Arrangements

The Company on a consolidated basis had no “off balance sheet arrangements” (as defined in the applicable SEC rule) during fiscal 2004.

Contractual Obligations

The following table summarizes our contractual obligations (as defined in the applicable SEC rule) as of December 31, 2004 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Real Estate Lease Obligation (expires July 2006)	$41	$29	$12	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities	—	—	—	—	—

Total Contractual Obligations	$41	$29	$12	—	—

RISK FACTORS

After completing the sale of its Metrology Business to Hexagon on April 27, 2001, after completing the sale on August 20, 2002 to Hexagon Holdings, Inc. of its interest in its Xygent development stage measuring software business, in which BNS Co. had then held a 77% equity interest (with Hexagon holding the balance), after completing the sale of the North Kingstown Property to Wasserman on August 26, 2003, and after the sale of the U.K. Property to Bath Road Holdings, Limited on June 16, 2004, BNS Co. did not have an active trade or business, and following the Holding Company Reorganization, the Company does not have an active trade or business but is in the process of searching for a suitable acquisition candidate. As of the date of this Annual Report on Form 10-K, no candidate has been identified, and no assurance can be given that the Company will find a suitable acquisition candidate.

In addition to the foregoing, the risks remaining with respect to BNS Co.’s sale of its former Metrology Business, the former development stage Xygent measuring software business, and the North Kingstown Property are that BNS Co. might have to make an indemnification payment to the respective buyers with respect to BNS Co.’s representations and warranties concerning the businesses respectively sold or a payment to a third party with respect to a retained liability.

Environmental and Product Liability Risks

As discussed above, effective December 14, 2004, BNS Co. completed a reorganization in which BNS Holding became the holding company and sole stockholder of BNS Co. By virtue of this reorganization, BNS Co. became a direct, wholly-owned subsidiary of BNS Holding. BNS Holding was formed for the purpose of this reorganization and did not have any active operations prior to December 14, 2004.

Subsequent to the sale of Xygent to Hexagon in 2002 as discussed above, the nature of each of BNS Co. and, subsequent to its incorporation in December 2004, BNS Holding’s operations have not been affected by environmental laws, rules and regulations relating to these businesses. However, because BNS Co. and its subsidiaries and predecessors, prior to the sale of the BNS Co. Metrology Business to Hexagon on April 27, 2001 (and prior to sales of other divisions made in prior years) conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by BNS Co., BNS Co. is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the BNS Co. subsidiary may be subject to, and the Company cannot predict with any certainty, the nature and amount of environmental claims related to these operations or locations, including the Rhode Island Property owned by the BNS Co. subsidiary, which property was sold on August 26, 2003 (but with certain environmental liabilities retained) that may arise in the future.

A Phase II environmental investigation on BNS Co.’s former Rhode Island Property, completed in June 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management (“RIDEM”). After extensive testing, the BNS Co. subsidiary submitted a Remedial Action Work Plan (“RAWP”) to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP. In April of 2003, BNS Co. awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially complete as of December 2003, and in connection with the August 26, 2003 sale of the Rhode Island Property, BNS Co. established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At December 31, 2004, the balance of the escrow account was $.269 million. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode Island Property. However, there is no assurance that BNS Co. will not incur additional costs for remediation above the escrowed amount and insurance limits, and that ongoing monitoring of contaminants will not indicate further environmental problems.

The BNS Co. subsidiary has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the property which was owned by the U.K. Subsidiary. In addition, BNS Co. received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, whether such issues are identified through the actions of the land fill operator operating on the property or the buyer of BNS Co.’s former U.K. Subsidiary or as the result of other factors, as the buyer continues to operate the property as a land fill. With the sale by BNS Co. of the U.K. Subsidiary on June 16, 2004, there is no assurance that there will be no retained liabilities relating to the U.K. Subsidiary, although BNS Co. has made no environmental representations or indemnifications under the applicable Purchase and Sale Agreement for the U.K. Subsidiary.

In addition, as previously disclosed, the Company’s BNS Co. subsidiary receives claims from time to time for toxic tort injuries related to the alleged use of asbestos material in pumps sold by its former pump division, and other product liability claims relating to the use of machine tools sold by divisions of BNS Co. which were sold many years ago. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by BNS Co.’s former pump division, which was sold in 1992. The Company expects that its BNS Co. subsidiary will continue to be subject to additional toxic tort claims in the future. As a matter of Delaware law the directors of BNS Co. and the directors of BNS Holding, Inc. are each required to take the probability of future claims into its consideration of various matters.

The Company is unable to identify the number and location of fluid pumps manufactured by BNS Co. and, therefore, is unable to estimate the aggregate number of unasserted claims which might be filed in the future, which is necessary in order to reliably estimate any financial exposure. This product line was introduced in the late 1800’s. The materials alleged to contain asbestos were used for an undetermined period of time ending in the late 1960’s. The claims relate to exposure to this asbestos material. BNS Co. (then named Brown & Sharpe Manufacturing Company) sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company’s BNS Co. subsidiary has been named as a defendant in a total of 538 known claims (as of February 28, 2005) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. In 2002 BNS Co. was named in 98 additional claims; in 2003 there were a total of 193 new claims filed; and BNS Co. has received notice of another 178 claims in 2004. As of February 28, 2005 BNS Co has received notice of another 15 claims. In 2002, 42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney’s fees. In March 2004 a plaintiff’s attorney settled one claim for $500 and filed for dismissal in another 67 claims. In September 2004 another five claims were dismissed. During the fourth quarter of 2004, 64 claims were dismissed and another seven claims were settled for $500 each. Another 12 claims have been dismissed or closed on various dates. There were 340 known claims open and active as of February 28, 2005. However, under certain circumstances, some of the settled claims may be reopened.

The Company believes BNS Co. has significant defenses to any liability for toxic tort claims on the merits. It should be noted that, to date, none of these toxic tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. Settlement and defense costs to date have been insignificant.

In the late 1980’s, insurance companies began issuing policies with specific exclusions for claims relating to asbestos. BNS Co. has identified continuous insurance coverage (on an “occurrence” basis) from 1974 through 1988 that does not include such exclusions, with estimated aggregate coverage limits of approximately $158 million for these policy years. The Company estimates that the aggregate remaining self insured retention (deductible) relating to these policy years is approximately $3.3 million. Additionally, the Company has identified secondary evidence (such as past billings), indicating that BNS Co. had additional insurance coverage from 1970 through 1973 that does not include such exclusions. The Company is currently in the process of confirming that these policies were in place and the amount of the remaining self insured retention (deductible) relating to these years. There is no assurance that the insurer will recognize this secondary information as evidence that the policies were in place. Although there are no indications that the aforementioned insurance coverage has eroded from past claims, there is no assurance of this due to incomplete Company insurance records. Policies issued for BNS Co. beginning in 1989 contained exclusions relating to asbestos. BNS Co.’s insurance records for the periods prior to 1970 are incomplete and do not indicate what insurance coverage is available to BNS Co. for asbestos and other product liability claims arising prior to that time. The estimated aggregate coverage limits noted above relate to a number of insurance carriers. In general, these carriers have acknowledged the evidence of coverage but have declined to verify the coverage or limits until such time as the limits apply. There can be no assurance that, even if BNS Co. has insurance coverage for asbestos and other product liability claims under its policies, it will be able to recover from its insurers in the event that such insurance companies are no longer solvent, have ceased operations, or choose to dispute the coverage or limits of the policies identified by the Company.

BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $349,000 on the consolidated balance sheet relating to the open and active claims against BNS Co. as of December 31, 2004. This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by BNS Co. However, there can be no assurance that the Company will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims. Projecting the costs of future claims is subject to variables that are extremely difficult to predict, and there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims.

As of February 28, 2005, no toxic tort or asbestos claims have been filed against BNS Holding, which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance, however, that monies received by BNS Holding for its wholly-owned subsidiary by way of reimbursement for “public company reporting costs” that were formerly the responsibility of BNS Co. or by way of dividends or otherwise might not under some circumstances be subject to claims against BNS Co.

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of BNS Co., and hence on the Company, has had and may continue to have, at least for the short term, some adverse effects on the Company’s ability to determine any prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company, or its BNS Co. subsidiary, to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

The U.S. Senate has in the past considered a bill that would establish an asbestos trust fund. This fund would have been financed by affected companies and insurers, and would have provided compensation to claimants. The current administration has recently expressed interest in reviving consideration of legislation relating to asbestos claims. However, no legislative action is currently under consideration, and there can be no assurance that any such legislation will be passed or as to the impact on the Company of any such legislation as might become effective.

Trading of the Company’s Class A Common Stock on the OTC Bulletin Board

BNS Co.’s Class A Common Stock ceased trading on the New York Stock Exchange on Friday, February 8, 2002 and commenced trading on the OTC Bulletin Board under the symbol “BNSXA” (“BNSIA” after the December 14, 2004 Holding Company Reorganization) and was listed on the Boston Stock Exchange on Monday, February 11, 2002. There is no assurance that there will continue to be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock could be materially adversely affected.

The market price of the Company’s Class A Common Stock could decline as a result of sales of shares by the Company’s existing shareowners, as a result of the Company’s possible failure to meet the listing standards of the Boston Stock Exchange.

The Company’s cumulative net operating losses (“NOL’s”) may become significantly limited

The Company had NOL’s of approximately $52.2 million at December 31, 2004, which were available to offset taxable earnings in the future. In the event of a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOL’s to offset future taxable earnings becomes significantly limited. While the Company’s management and tax advisors believe the Company has not, as of February 11, 2005, experienced such a “change of ownership,” based on their examination of public shareholder documents filed with the SEC, it appears that the Company is close to the threshold for such a change.

In addition, if the company were to acquire an operating business in the future, there can be no assurance that the Company will be able to utilize its NOL’s.

“Going Concern” Qualifications in Audit Opinion

The Company received a report from its independent auditors for the year ended December 31, 2004, containing an explanatory paragraph stating that the Company’s lack of current trade or business operations and its recurring operating losses from continuing operations raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity Risk: There may not be Adequate Resources for Funding the Operations of the Company

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a “public” reporting Company under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims against the Company, as discussed above) will not be greater than anticipated and investment earnings (which are, as a practical matter, limited by the Company’s inability to make investments that would require it to register as an “investment company” under the Investment Company Act of 1940) will not be less than anticipated and that, as a result, a liquidity problem may not arise.

Potential Acquisition Candidate

The Company is currently searching for a suitable acquisition candidate. There is no assurance that the Company will identify such a candidate or consummate an acquisition, if it identifies such an acquisition candidate. In addition, if the Company were to consummate any such acquisition, there can be no assurance that the Company will be able to successfully manage or operate such business.

ITEM 7A— QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments or derivative commodity instruments. Since August 2003, the Company (including BNS Co.) has had no long-term debt (the mortgage on the North Kingstown Property was repaid when that property was sold on August 26, 2003).

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors

of BNS Holding, Inc.

We have audited the accompanying consolidated balance sheets of BNS Holding, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNS Holding, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that BNS Holding, Inc. will continue as a going concern. As more fully described in Note 2, the Company has no active trade or business operations and has recurring operating losses from continuing operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

February 18, 2005, except as to Note 16 as to which the date is March 14, 2005

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS*

BNS Holding, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands, except per share data)

	2004	2003	2002
General and administrative expenses	$2,354	$3,275	$3,288

Operating loss	(2,354)	(3,275)	(3,288)
Interest expense	—	135	121
Other income, net	349	82	200

Loss from continuing operations	(2,005)	(3,328)	(3,209)
Income (loss) from discontinued operations, net of income taxes of $2, $222, and $247	176	990	(1,794)
Gain (loss) on sale of business	10,599	—	(916)
Gain from sale of building, net of income taxes of $210 in 2003	—	15,255	—

Net income (loss)	$8,770	$12,917	$(5,919)

Net income (loss) per share basic and diluted:
Continuing operations	$(0.67)	$(1.13)	$(1.10)
Discontinued operations	3.59	5.50	(0.93)

Net income (loss) per common share basic and diluted	$2.92	$4.37	$(2.03)

Shares used in computation	3,003	2,954	2,920

* The accompanying notes are an integral part of the financial statements

Item 1.	FINANCIAL STATEMENTS*

BNS Holding, Inc.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(dollars in thousands, except share data)

	2004	2003
ASSETS
Current Assets:
Cash	$20,922	$14,101
Other receivable, net of $37 allowance in 2003	5	142
Asset held for sale or disposition	—	493
Assets related to discontinued operations	—	375
Prepaid expenses & other current assets	661	1,158

Total current assets	21,588	16,269
Equipment	37	37
Less accumulated depreciation	25	20

	12	17
Restricted cash	1,484	331

	$23,084	$16,617

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,047	$1,522
Liabilities related to discontinued operations	—	298

Total current liabilities	1,047	1,820
Long-term liabilities	—	1,351
Commitments and contingencies	—	—
Shareowners’ equity
Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Class A, par value, $.01; authorized 30,000,000 shares; issued 2,999,051 in 2004 and 3,000,342 shares in 2003	30	30
Class B, par value, $.01; authorized 2,000,000 shares; issued 29,911 in 2004 and 35,620 in 2003	—	1
Additional paid-in capital	87,072	87,071
Accumulated deficit	(64,605)	(73,375)
Unamortized value of restricted stock awards	(5)	(40)
Accumulated other comprehensive income	—	214
Treasury stock: 8,518 shares in 2004 and 2003 at cost	(455)	(455)

Total shareowners’ equity	22,037	13,446

	$23,084	$16,617

* The accompanying notes are an integral part of the financial statements

BNS Holding, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	2004	2003	2002
Cash Used in Operations:
Net income (loss)	$8,770	$12,917	$(5,919)
Adjustment to reconcile net earnings to net cash provided (used) in operating activities:
(Income) loss from discontinued operations	(176)	(990)	1,794
(Gain) loss from disposal of business/property	(10,599)	(15,255)	916
Restricted cash for environmental and tax escrow	(1,215)	(331)	—
Investment shares received	—	—	(94)
Gain on sale of trading securities	(20)	—	—
Depreciation and amortization	32	145	136
Unfunded pension	—	(1,886)	(752)
Changes in Working Capital:
Decrease in other receivables	137	748	271
Decrease (increase) in prepaid expenses and other current assets	497	(646)	(165)
(Decrease) increase in accounts payable and accrued expenses	(475)	(1,601)	(1,469)
Increase in other assets	—	(3)	—

Net Cash Used In Continuing Operations	(3,049)	(6,902)	(5,282)

Cash Provided by (Used in) Discontinued Operations	142	747	(1,524)
Investment Transactions:
Capital expenditures	—	—	(14)
Proceeds from sale of U.K. Property, net of expenses	9,655	—	—
Proceeds from sale of business, net of expenses	—	1,028	3,175
Proceeds from sale of building, net of expenses	—	18,684	—
Payment related to sale of Electronics Division	—	(307)	—
Payment related to sale of Metrology Business	—	—	(1,200)
Purchase of trading securities	(4,980)	—	—
Proceeds from sale of trading securities	5,000	97	—
Proceeds from sale of company shares	8	—	—

Cash Provided by Investment Transactions	9,683	19,502	1,961

Financing Transactions:
Payment of notes payable	—	(2,360)	—
Payment on mortgage	—	—	(957)
Purchase of minority interest	—	—	(688)
Contribution from minority interest	—	—	1,500

Cash Used in Financing Transactions	—	(2,360)	(145)

Effect of Exchange Rate Changes on Cash	45	62	155

Cash and Cash Equivalents:
Increase (decrease) during the period	6,821	11,049	(4,835)
Beginning balance	14,101	3,052	7,887

Ending balance	$20,922	$14,101	$3,052

Supplementary Cash Flow Information:
Interest Paid	$—	$222	$361

Taxes Paid	$32	$365	$290

The accompanying notes are an integral part of the financial statements

BNS Holding, Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Shares *	Common Stock	Additional paid in capital	Retained deficit	Unamortized value of restricted stock awards	Accumulated other comprehensive income(loss)	Treasury stock	Total Equity
Balance Dec. 31, 2001	2,925	$30	$85,950	$(80,373)	$—	$(3)	$(455)	$5,149
Net loss	—	—	—	(5,919)	—	—	—	(5,919)
Foreign currency translation adjustment	—	—	—	—	—	155	—	155

Comprehensive loss								(5,764)
Restricted stock awards	76	—	219	—	(219)	—	—	—
Amortization of restricted stock awards	—	—	—	—	131	—	—	131
Acquisition of subsidiary minority interest	—	—	812	—	—	—	—	812

Balance Dec. 31, 2002	3,001	$30	$86,981	$(86,292)	$(88)	$152	$(455)	$328
Net income	—	—	—	12,917	—	—	—	12,917
Foreign currency translation adjustment	—	—	—	—	—	62	—	62

Comprehensive income								12,979
Restricted stock awards	35	1	90	—	(91)	—	—	—
Amortization of restricted stock awards	—	—	—	—	139	—	—	139

Balance Dec 31, 2003	3,036	$31	$87,071	$(73,375)	$(40)	$214	$(455)	$13,446
Net income	—	—	—	8,770				8,770
Foreign currency translation adjustment	—	—	—	—	—	(214)	—	(214)

Comprehensive income	—	—	—	—	—	—	—	8,556
Restricted stock awards	7	—	44	—	(44)	—	—	—
Amortization of restricted stock awards	—	—	—	—	60	—	—	60
Restricted stock awards forfeited and canceled	(14)	(1)	(51)	—	19	—	—	(33)
Income from sale of company shares	—	—	8	—	—	—	—	8

	3,029	$30	$87,072	$(64,605)	$(5)	$—	$(455)	$22,037

* Number of shares have been restated to reflect the effect of the one-for-five reverse stock split in 2001

The accompanying notes are an integral part of the financial statements

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business

Effective December 14, 2004, BNS Co. completed a reorganization (the “Holding Company Reorganization”) in which BNS Holding, Inc. (the “Company”) became the holding company and sole stockholder of BNS Co., which was prior to December 14, 2004 the publicly traded company (and prior to April 2001 named Brown & Sharpe Manufacturing Company). The Holding Company Reorganization was effected by a merger under Section 251(g) of the General Corporation Law of the State of Delaware, which permits the formation of a holding company structure without a vote of the stockholders of the publicly held company. By virtue of the Holding Company Reorganization, BNS Co. became a direct, wholly-owned subsidiary of BNS Holding, Inc. BNS Holding, Inc. was formed for the purpose of the Holding Company Reorganization and did not have any active operations prior to December 14, 2004. The reorganization has been accounted for as a change in reporting entity.

Prior to the sale of its Metrology Business in 2001, the sale of its interest in its development stage measuring software subsidiary, Xygent Inc. in 2002, the sale of its North Kingstown, Rhode Island property which consisted of an industrial and office building along with the adjoining acreage in 2003, and the sale of the U.K. Subsidiary on June 16, 2004, the Company was previously engaged in the Metrology Business and the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines.

The Company at present has no active trade or business operations but is searching for a suitable business to acquire. As previously disclosed by BNS Co. in its June 16, 2004 press release, after the completion of the sale of the U.K. Subsidiary, BNS Co. and then the Company began the search for a suitable acquisition candidate. As of February 28, 2005, no candidate has been identified.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of BNS Co. All inter-company transactions have been eliminated from the consolidated financial statements.

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

Equipment

Equipment is carried at cost and is being depreciated principally on a straight-line basis over an estimated useful life from 5 to 7 years. Depreciation expense was $5, $6, and $5 in 2004, 2003 and 2002, respectively.

Foreign Currency

Assets and liabilities of those subsidiaries located outside the United States whose cash flows are primarily in local currencies are translated at year-end exchange rates, and income and expense items are translated at average monthly rates. Translation gains and losses are accounted for in a separate shareowners’ equity account

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

titled accumulated other comprehensive income (loss). At December 31, 2004, the Company no longer had any operations outside the U.S.

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareowners’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, such items consist of foreign currency translation gains and losses. Accumulated other comprehensive income at December 31, 2003 was comprised of currency translation adjustments of $214. During the year ended December 31, 2004, the historical balance in cumulative translation adjustments was recognized in earnings, as the Company’s U.K. Subsidiary, to which the amount related, was sold.

Stock Incentive Plans

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees (see Note 8 for further details).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and trade payables. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, receivables and trade payables is considered to be representative of their respective fair value, due to the short term nature of these instruments.

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

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Per APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of the common stock exceeded the stock option exercise price at the measurement date. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning June 15, 2005. The Company expects to adopt Statement 123(R) in the fourth quarter of fiscal 2005.

2.	GOING CONCERN

Since 2001 the Company has completed various business disposals affecting substantially all of the Company’s operations. The Company at present has no trade or business operations.

These disposal activities are part of the Company’s overall plan to sell its remaining assets and to seek strategic alternatives. Such strategic alternatives may involve the sale of the Company through a merger or other change in control transaction, or the acquisition of an operating business with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOL’s”). As of February 18, 2005 no definitive determination has been made as to which, if any, strategic alternatives the Company will pursue. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	DISCONTINUED OPERATIONS

On August 16, 2002, BNS Co. entered into a Securities Purchase Agreement with a subsidiary of Hexagon for the purchase of BNS Co.’s interest in Xygent a development stage measuring software business unit. Hexagon paid BNS Co. $2,250 in cash on August 20, 2002, and was obligated to pay BNS Co. a deferred purchase price of up to $750 subject to possible adjustment relating to a Xygent equity value calculation as of August 16, 2002, as specified in the Agreement. Hexagon subsequently disputed the equity value calculation. The dispute was submitted to arbitration, as required by the Securities Purchase Agreement, which resulted in a deferred purchase price payment of $604, which was paid on January 22, 2003. In connection with the sale of Xygent, BNS Co. was released from its lease in Warwick, Rhode Island and relocated its headquarters to BNS Co.’s North Kingstown Property.

The Securities Purchase Agreement requires that BNS Co. indemnify Hexagon for certain matters, including matters concerning BNS Co.’s representations and warranties concerning Xygent. Prior to the sale of BNS Co.’s interests to Hexagon, Hexagon held 23% of the issued and outstanding shares of Xygent and BNS Co. held 77% of the issued and outstanding shares of Xygent. The purchase price was determined by arms-length negotiation between representatives of BNS Co. and Hexagon.

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

On August 26, 2003, pursuant to a Purchase and Sale Agreement dated as of April 28, 2003, as amended between BNS Co. and Wasserman RE Ventures LLC (“Wasserman”), BNS Co. sold the North Kingstown Property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island) and reported a gain of $15,255 net of expenses on the sale. BNS Co. received proceeds of $18,684 net of expenses. Additionally, BNS Co. established an environmental escrow account in the amount of $331 to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet except for the interest earned which is presented as part of the unrestricted cash. The purchase price was determined by arms-length negotiation between representatives of BNS Co. and representatives of Wasserman. In connection with the sale of the North Kingstown Property, BNS Co. relocated its headquarters to its present business location in Middletown, Rhode Island.

On June 16, 2004, pursuant to a Purchase and Sale Agreement dated as of February 5, 2004 between BNS Co., its Cayman Island subsidiary BNS International, Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June 11, 2004, BNS Co. sold its real estate holdings in the U.K. for 5.5 million British Pounds ($9.77 million at the time of the sale), which constituted the sale of substantially all of BNS Co.’s assets. The purchase price had been determined by arms-length negotiations between representatives of BNS Co. and representatives of Bath Road Holdings, Limited. The transaction was in the form of the sale of the stock of BNS Co.’s U.K. Subsidiary that held title to the property and the sale of the Company’s note receivable from the U.K. Subsidiary.

The assets and liabilities related to the Metrology Business, Xygent, the North Kingstown Property and the U.K. Subsidiary for all periods presented have been reclassified to assets and liabilities of discontinued operations. The total gain recognized on this sale was $9,248 net of expenses.

BNS Co. reported a gain of $9.31 million net of expenses on the sale. Net proceeds received amounted to $9.66 million out of which an escrow account, as part of the Purchase and Sale Agreement, was established. The escrow account balance at December 31, 2004 of .63 million British Pounds is held jointly by BNS Co.’s and purchaser’s respective U.K. solicitors for any tax that the U.K. government may claim against the former U.K. Subsidiary for the then U.K. operation and will be held in escrow until such time as any inquiry from the U.K. government as to taxes is closed. This escrow account is included in restricted cash on the consolidated balance sheet. Should any such tax liability arise, the amount of the gain on the sale would be reduced. On July 30, 2004, BNS Co. received a post-closing adjustment in the amount of .031 million British Pounds ($.056 million at the time of the adjustment) representing the net working capital of the U.K. Subsidiary at the time of closing. This amount has been included in the gain presented above.

	2004	2003	2002
Revenue	$68	$2,284	$3,526
Income (loss) from operations, net of income tax	176	990	(1,794)
Gain (loss) on disposal	10,599	15,255	(916)

Net income (loss) from discontinued operations	$10,775	$16,245	$(2,710)

4.	INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

	2004	2003	2002
Domestic	$(2,005)	$(3,328)	$(3,209)
Foreign	—	—	—

Loss from continuing operations before income taxes	$(2,005)	$(3,328)	$(3,209)

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

	2004	2003	2002
Taxes Computed at 34%	$(682)	$(1,131)	$(1,091)
Net operating losses not benefited	682	1,131	1,091

Income tax provision	$—	$—	$—

The Company has reclassified the income taxes related to the U.K. Subsidiary, the North Kingstown Property, the Metrology Business and Xygent to the income (loss) from discontinued operations. The Company has recorded an income tax provision related to discontinued operations of $2, $222, and $247 for the years ended December 31, 2004, 2003, and 2002, respectively.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Other receivable reserve	$—	$44
Loss carryforwards	18,742	16,270
Accrued expenses	284	290
Other	119	119

Gross deferred assets	19,145	16,723
Less valuation allowance	19,140	16,718

Deferred tax asset	$5	$5

Deferred tax liabilities:
Asset basis differences	$5	$5

Deferred tax liability	$5	$5

A valuation allowance has been established due to the uncertainty of realizing certain tax credit and loss carryforwards and a portion of the other deferred tax assets.

For income tax purposes, the Company has a U.S. operating loss and capital loss carryforwards of $50,477 and $2,655, respectively. The U.S. net operating loss carryforward expires between 2018 and 2023.

5.	RELATED PARTY TRANSACTIONS

During 2004, 2003 and 2002, a Director of BNS Co. was a partner of a law firm that provides legal services to BNS Co. Total fees incurred to this law firm during 2004, 2003 and 2002 were $565, $773 and $1,081, respectively.

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

6.	OTHER INCOME AND EXPENSE

Other income (expense), net from continuing operations includes:

	2004	2003	2002
Interest income	$278	$78	$75
Income from insurance company investment	—	—	93
Other income (expenses)	71	4	32

Other income (expense), net	$349	$82	$200

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the Company’s allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Amount Charged, net of Recoveries to Costs and Expenses	Deductions(1)	Balance at End of Period
2004	$37	$—	$37	$—
2003	$87	$45	$95	$37
2002	$826	$(30)	$709	$87

(1)	Write-offs of uncollectible accounts.

8.	INCENTIVE AND RETIREMENT PLANS

Stock Incentive Plans

On February 12, 1999, BNS Co. adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The Company adopted this plan in connection with the December 14, 2004 Holding Company Reorganization. Under the provisions of the Company’s 1999 Plan, a variety of stock and stock based incentive awards, including stock options, are available to be granted to eligible key employees of the Company and its subsidiaries. The Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. No options were granted since 2000. The options previously granted under the 1999 Plan were exercisable for a seven-year term, of Class A Common Stock granted at exercise prices between $1.875 and $2.375 per share. As a result of the sale of the Metrology Business, all of the options previously granted under the ‘99 Plan became exercisable upon the closing date of the transaction. All options not exercised at that time have since expired.

The Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. Since all options previously granted have expired and have no impact on these financial statements no additional disclosure is made under FAS 123.

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

In February 2004, April 2003 and April 2002, BNS Co. granted restricted stock awards covering 7,000, 35,000 and 75,715 shares of common stock, respectively, to directors of BNS Co. as a means of retaining and paying directors’ retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in April 2002 vested on July 18, 2003, except for 5,715 shares which became fully vested in June 2002. The shares granted in April 2003 vested on July 21, 2004, except for 10,000 shares which have been forfeited. The shares granted in February 2004 will vest on April 30, 2005, except for 4,000 shares which have been forfeited. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense related to these shares of restricted stock was $27, $139 and $132 in 2004, 2003 and 2002, respectively. During 2004, 14,000 shares were forfeited and cancelled when 4 directors ceased to serve as directors after the June 11, 2004 Annual Meeting.

Profit Incentive Plan

Under the provisions of BNS Co.’s Amended Profit Incentive Plan (PIP) as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. No awards were made under the plan for 2004, 2003 and 2002 respectively, based on performance objectives for the respective year. This plan was adopted by the Company in connection with the Holding Company Reorganization. Subsequent to year end, in January 2005, the Company’s Board of Directors terminated the PIP.

Savings Plans

BNS Co. had a 401(k) plan for U.S. employees, which included retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans were invested in professionally managed portfolios. No expenses related to this plan were recorded in 2004, 2003 and 2002, respectively. BNS Co. has discontinued making either employee or matching contributions to the plan, and has received approval from the Internal Revenue Service to terminate and liquidate the plan.

9.	NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share in 2004, 2003 and 2002 because the computation of diluted income (loss) per share would have an anti-dilutive effect on income (loss) per share. The computation of basic and diluted income (loss) per share is as follows:

	2004	2003	2002
Numerator:
Loss from continuing operations before extraordinary item	$(2,005)	$(3,328)	$(3,209)
Income (loss) from discontinued operations	10,775	16,245	(2,710)

Net income (loss)	$8,770	$12,917	$(5,919)

Denominator for basic and diluted income (loss) per share	3,003	2,954	2,920

Net income (loss) per share—basic and diluted
Loss from continuing operations	$(0.67)	$(1.13)	$(1.10)
Income (loss) from discontinued operations	3.59	5.50	(0.93)

Basic and diluted income (loss) per share	$2.92	$4.37	$(2.03)

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

10.	RESTRICTED CASH

Restricted Cash consists of the environmental escrow account established in connection with the sale of the North Kingstown Property and the tax escrow account established in connection with the sale of the U.K. Subsidiary. It is anticipated that the funds in these escrow accounts will not be released for more than one year. During 2004, the Company recorded $70 of foreign exchange gain related to the U.K. escrow account.

11.	LONG-TERM LIABILITIES

Long-term liabilities consisted of estimated taxes related to the sale of the Metrology Business in 2001 that the Company would have been required to reimburse the purchaser should such taxes have been assessed. (See Note 16 below):

	2004	2003
Long-term liabilities	$—	$1,351

12.	PREFERRED STOCK PURCHASE RIGHTS

On February 13, 1998, the Board of BNS Co. approved a new Rights Plan and declared a dividend purchase right (a Right) for every outstanding share of BNS Co.’s Class A Common Stock and Class B Common Stock to be distributed on March 9, 1998 to stockholders of record as of the close of business on that date. The Company assumed the Rights Plan in connection with the Holding Company Reorganization on December 14, 2004. The Rights expire on February 13, 2008 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events. On October 10, 2002 the BNS Co. Board approved an amendment to the Rights Plan to increase the percentage threshold which would trigger distribution of the Rights and reduce the exercise price of each Right under the Plan. On October 6, 2003, the BNS Co. Board approved an amendment to the Rights Plan to decrease the percentage threshold which would trigger distribution of the Rights and on December 8, 2004, the BNS Co. Board approved an amendment to the plan to increase the percentage threshold for certain existing shareholders and their transferees which would trigger distribution of the Rights.

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Participating Preferred Stock, $1.00 par value per share, at a price of $12.00 per one one-hundredth of a share, subject to adjustment. The Rights will, on the distribution date, separate from the Common Stock and become exercisable ten days after a person has acquired beneficial ownership of 5% (or 45% in the case of stockholders, and certain of their transferees, who together with their affiliates beneficially held 5% or more of BNS Co.’s outstanding Common Stock on October 6, 2003) or more of the outstanding shares of Common Stock of the Company or commencement of a tender or exchange offer that would result in any person owning 5% (or 45% in the case of stockholders, and certain of their transferees, who together with their affiliates beneficially held 5% or more of BNS Co.’s outstanding Common Stock on October 6, 2003) or more of the Company’s outstanding Common Stock.

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

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

13.	CONTINGENCIES

The Company’s BNS Co. subsidiary is a defendant in a variety of legal claims that arise in the normal course of business. These include claims received for toxic tort injuries related to the use of asbestos material in pumps sold by its fluid pump division, and other product liability claims relating to the use of machine tools sold by divisions of the Company which were sold many years ago. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by BNS Co.’s former pump division, which was sold in 1992. The Company expects that its BNS Co. subsidiary will continue to be subject to additional toxic tort claims in the future. As a matter of Delaware law the directors of BNS Co. and the directors of BNS Holding, Inc. are each required to take the probability of future claims into its consideration of various matters.

The Company is unable to identify the number and location of fluid pumps manufactured by BNS Co. and, therefore, is unable to estimate the aggregate number of unasserted claims which might be filed in the future, which is necessary in order to reliably estimate any financial exposure. This product line was introduced in the late 1800’s. The materials alleged to contain asbestos were used for an undetermined period of time ending in the late 1960’s. The claims relate to exposure to this asbestos material. BNS Co. (then named Brown & Sharpe Manufacturing Company) sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company’s BNS Co. subsidiary has been named as a defendant in a total of 538 known claims (as of February 28, 2005) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. In 2002 BNS Co. was named in 98 additional claims; in 2003 there were a total of 193 new claims filed; and BNS Co. has received notice of another 178 claims in 2004. As of February 28, 2005 BNS Co has received notice of another 15 claims. In 2002, 42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney’s fees. In March 2004 a plaintiff’s attorney settled one claim for $500 and filed for dismissal in another 67 claims. In September 2004 another five claims were dismissed. During the fourth quarter of 2004, 64 claims were dismissed and another seven claims were settled for $500 each. Another 12 claims have been dismissed or closed on various dates. There were 340 known claims open and active as of February 28, 2005. However, under certain circumstances, some of the settled claims may be reopened.

The Company believes BNS Co. has significant defenses to any liability for toxic tort claims on the merits. It should be noted that, to date, none of these toxic tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. Settlement and defense costs to date have been insignificant.

In the late 1980’s, insurance companies began issuing policies with specific exclusions for claims relating to asbestos. BNS Co. has identified continuous insurance coverage (on an “occurrence” basis) from 1974 through 1988 that does not include such exclusions, with estimated aggregate coverage limits of approximately $158 million for these policy years. The Company estimates that the aggregate remaining self insured retention (deductible) relating to these policy years is approximately $3.3 million. Additionally, the Company has identified secondary evidence (such as past billings), indicating that BNS Co. had additional insurance coverage from 1970 through 1973 that does not include such exclusions. The Company is currently in the process of confirming that these policies were in place and the amount of the remaining self insured retention (deductible) relating to these years. There is no assurance that the insurer will recognize this secondary information as evidence that the policies were in place. Although there are no indications that the aforementioned insurance coverage has eroded from past claims, there is no assurance of this due to incomplete Company insurance records. Policies issued for BNS Co. beginning in 1989 contained exclusions relating to asbestos. BNS Co.’s

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

insurance records for the periods prior to 1970 are incomplete and do not indicate what insurance coverage is available to BNS Co. for asbestos and other product liability claims arising prior to that time. The estimated aggregate coverage limits noted above relate to a number of insurance carriers. In general, these carriers have acknowledged the evidence of coverage but have declined to verify the coverage or limits until such time as the limits apply. There can be no assurance that, even if BNS Co. has insurance coverage for asbestos and other product liability claims under its policies, it will be able to recover from its insurers in the event that such insurance companies are no longer solvent, have ceased operations, or choose to dispute the coverage or limits of the policies identified by the Company.

BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $349,000 on the consolidated balance sheet relating to the open and active claims against BNS Co. as of December 31, 2004. This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by BNS Co. However, there can be no assurance that the Company will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims. Projecting the costs of future claims is subject to variables that are extremely difficult to predict, and there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims.

As of February 28, 2005, no toxic tort or asbestos claims have been filed against BNS Holding which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance, however, that monies received by BNS Holding for its wholly-owned subsidiary by way of reimbursement for “public company reporting costs” that were formerly the responsibility of BNS Co. or by way of dividends or otherwise might not under some circumstances be subject to claims against BNS Co.

It has become apparent that the uncertain prospect of additional toxic tort claims being asserted in the future, and the impact of this uncertainty on the valuation of BNS Co., and hence on the Company, has had and may continue to have, at least for the short term, some adverse effects on the Company’s ability to determine any prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company, or its BNS Co. subsidiary, to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

The U.S. Senate has in the past considered a bill that would establish an asbestos trust fund. This fund would have been financed by affected companies and insurers, and would have provided compensation to claimants. The current administration has recently expressed interest in reviving consideration of legislation relating to asbestos claims. However, no legislative action is currently under consideration, and there can be no assurance that any such legislation will be passed or as to the impact on the Company of any such legislation as might become effective.

A Phase II environmental investigation on BNS Co.’s former Rhode Island Property, completed in June 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share data)

by the Rhode Island Department of Environmental Management (“RIDEM”). After extensive testing, the BNS Co. subsidiary submitted a Remedial Action Work Plan (“RAWP”) to RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP. In April of 2003, BNS Co. awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially complete as of December 2003, and in connection with the August 26, 2003 sale of the Rhode Island Property, BNS Co. established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At December 31, 2004, the balance of the escrow account was $.269 million. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode Island Property. However, there is no assurance that BNS Co. will not incur additional costs for remediation above the escrowed amount and insurance limits, and that ongoing monitoring of contaminants will not indicate further environmental problems.

In addition, the BNS Co. subsidiary has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the former U.K. property, which was owned by the U.K. Subsidiary. In addition, BNS Co. received a report dated October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, there is no assurance that such issues will not be identified in the future, whether such issues are identified through the actions of the land fill operator operating on the property or the buyer of BNS Co.’s former U.K. Subsidiary or as the result of other factors, as the buyer continues to operate the property as a land fill. With the sale by BNS Co. of the U.K. Subsidiary on June 16, 2004, there is no assurance that there will be no retained liabilities relating to the U.K. Property, although BNS Co. has made no environmental representations or indemnifications under the applicable Purchase and Sale Agreement for the U.K. Subsidiary.

There have also been a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims.

In January 2003, BNS Co. reached a settlement and made a payment of $1.7 million to its former CEO and CFO to settle a dispute as to the amount due him to settle a compensation arrangement which had not been finalized but was in the process of being finalized, and to resolve a severance dispute. This entire amount had been accrued as of December 31, 2002.

During 2002, BNS Co. settled a dispute with two former executives as to the amounts due them under their Change-In-Control contracts that were triggered by the 2001 Hexagon transaction. The terms of the settlement of an arbitration proceeding included payment of a negotiated amount plus reasonable and properly documented legal and accounting fees and disbursements incurred by the former employees. The Company had adequately provided for this liability.

14.	LEASES

The Company has a three year non-cancelable lease obligation for office space which began in 2003. Lease expense in 2004 was $26. Future minimum lease payments under this lease aggregate $41. Of this amount, annual minimum payments are $29 and $12 for years 2005 through 2006, respectively.

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

15.	QUARTERLY DATA (UNAUDITED)

	Previously Reported Mar 31	Restated Mar 31	Reported Jun 30	Reported Sep 30	Reported Dec 31
2004
Revenue	$68	$—	$—	$—	$—

Loss from continuing operations	(637)	(701)	(367)	(681)	(256)
Income (loss) from discontinued operations, net of income taxes	(46)	18	9,342	52	1,363

Net income (loss)	$(683)	$(683)	$8,975	$(629)	$1,107

Net income (loss) per share, basic and diluted, from continuing operations	$(0.21)	$(0.23)	$(0.12)	$(0.23)	$(0.09)
Discontinued operations	(0.02)	—	3.12	0.02	0.45

Net income (loss) per common share-basic and diluted	$(0.23)	$(0.23)	$3.00	$(0.21)	$0.36

In June 2004, the Company sold its U.K. Subsidiary and its real estate holdings in the U.K. As a result of this transaction, all activity related to the U.K. Subsidiary is required to be presented as discontinued operations for the three months ending March 31, 2004.

BNS Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share data)

15.	QUARTERLY DATA (UNAUDITED) (continued)

	Previously Reported Mar 31	Restated Mar 31	Reported Jun 30	Reported Sep 30	Previously Reported Dec 31	Restated Dec 31
2003
Revenue	$188	$—	$—	$—	$—	$—

Loss from continuing operations	(449)	(582)	$(1,237)	(760)	(559)	(749)
Income (loss) from discontinued operations, net of income taxes	297	430	354	15,318	(47)	143

Net income (loss)	$(152)	$(152)	$(883)	$14,558	$(606)	$(606)

Net income (loss) per share, basic and diluted, from continuing operations	$(0.15)	$(0.20)	$(0.42)	$(0.25)	$(0.19)	$(0.26)
Discontinued operations	0.10	0.15	0.12	5.14	(0.02)	0.09

Net income (loss) per common share-basic and diluted	$(0.05)	$(0.05)	$(0.30)	$4.89	$(0.21)	$(0.17)

In June 2004, the Company sold its U.K. Subsidiary and its real estate holdings in the U.K. As a result of this transaction, all activity related to the U.K. subsidiary is required to be presented as discontinued operations for all periods presented. The previously reported results included in the Company’s Form 10-Q for the three months ending March 31, 2003, June 30, 2003, September 30, 2003 are restated here to reflect the classification of the U.K. subsidiary as discontinued operations.

On August 2003, the Company sold its North Kingstown Facility. As a result of this transaction, all activity related to the North Kingstown Facility is required to be presented as discontinued operations for all periods presented. The previously reported results included in the Company’s Form 10-Q for the three months ending March 31, 2003 and June 30, 2003 are restated here to reflect the classification of the North Kingstown Facility as discontinued operations.

16.	SUBSEQUENT EVENTS

On March 14, 2005, the Company was informed by the U.K. Inland Revenue Service that the Company is not liable for any corporation tax on capital gains resulting from the 2004 sale of the Company’s U.K. Subsidiary. The Company was also informed that the condition giving rise to its contingent liability relating to the sale of the Metrology Business in 2001 has been resolved. Accordingly, a $1.3 million reserve for this contingency, classified as a long term liability on the Company’s Consolidated Balance Sheets, has been reversed and recorded as a gain included in Discontinued Operations for the year ending December 31, 2004.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A—CONTROLS AND PROCEDURES

The Company’s management, which consists of the Company’s President and Chief Executive Officer who is also the Company’s Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2004, and has concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors.

The following table summarizes information regarding directors of the Company as of February 28, 2005. The director’s service as a director of BNS Co. prior to the December 14, 2004 Holding Company Reorganization is included when determining the year the director was first elected as a director of the Company.

Name (Age)	Year First Elected a Director	Principal Occupation During Last Five Years and Directorships in Public Reporting and Other Companies
Richard M. Donnelly (61)	1999	Currently a principal in the firm of Donnelly Associates, a consulting firm to manufacturing industries, and an industrial Partner in Ripplewood Holdings, private equity investors; from 1995 to 1998, President of General Motors Europe; Formerly a Director of: Powerway, Inc., a privately-held software company; currently a director of Oshkosh Truck Corp., and Capstone Turbine Corporation (NASDAQ-listed); and Chairman of the Board of Niles Parts Co. Ltd., Japan, a private company majority owned by Ripplewood Holdings; and a director of AsahiTec, a publicly traded Japanese company majority owned by Ripplewood Holdings; and Chairman of HIT, a Belgium-based casting company owned by Ripplewood Holdings, LLC.

J. Robert Held (65)	1996	Currently a consultant to the computer industry; from 1988 to 1995, President, Chief Executive Officer, and a Director of Chipcom Corporation, a computer communications company; Currently a Director of: Art Technology Group, a public (NASDAQ-listed) CRM company, and Azimuth Inc., a start-up in the wireless market; until 2004, a director of e-studio, a web casting business, and ESI, a software company.

Name (Age)	Year First Elected a Director	Principal Occupation During Last Five Years and Directorships in Public Reporting and Other Companies
James Henderson (47)	2004	From March 2002 to present, Vice President, Steel Partners, Ltd., a management and advisory company; from August 1999 to March 2002, Vice President, Steel Partners Services, Ltd.; from November 2003 to present, President and COO and from September 2003 Vice President of Operations, WebFinancial Corporation, a commercial and consumer lender (public company); from January 2000 to present, Director, WebBank, an FDIC Insured Utah Industrial Loan Corp.; from December 2001, President, Gateway Industries, Inc, a database development and website design & development services firm (public company); from January 2002, Director, SL Industries, Inc., a manufacturer and marketer of Power and Data Quality systems and equipment; from November 2003, Director, Del Global Technologies Corp., a manufacturer and marketer of medical imaging equipment & power conversion subsystems; from December 1999 to September 2003 and from July 2002 until March 2003, a Director and acting CEO, respectively, of ECC International Corp. a manufacturer and marketer of computer controlled simulators for military weapons; from January 2001 to August 2001, President, MDM Technologies, Inc, a direct mail & marketing company; from October 1998 to June 1999, President and COO and various other positions, Aydin Corp.

Jack Howard (43)	2004	From October 1993 to present, representative, Steel Partners II, LP and since March 2003, Vice President of Steel Partners, L.L.C., the general partner of Steel Partners II, LP; from 1996 to present, Director and from 1997, Vice President, Web Financial Corp., a commercial and consumer lender (public company); from January 1989 to present, Principal, Mutual Securities, Inc., a registered broker-dealer.

Kenneth N. Kermes (69)	2000	Chairman of the Board of Directors of BNS Holding since December 2004 and from May 2001 to December 2004, Chairman of the Board of BNS Co.; From January 2004 to September, 2004, Director of Major Gifts, Advancement Department of the University of Rhode Island; From April 2002 to January 2004, Vice President of Planning and Service Development, South County Hospital; from May 2001 to April 2002, Partner of SeaView Capital, a private equity firm; from May 2000 to May 2001, Interim President and Chief Executive Officer of BNS Co.; from 1999 to 2000, Partner of SeaView Capital, a private equity firm; from 1998 to 1999, partner of Bay View Equity Partners, a private equity firm; from 1994 to 1998, Vice President for Business and Finance and Chief Financial and Administrative Officer, University of Rhode Island; from 1998 to date, Director, AT Wall, a metal stamping company; from 1996 to date, director of Bradford Soap International, a soap manufacturing company.

Messrs. Howard and Henderson were both recommended to the Board by Steel Partners II, L.P. (“Steel”) which holds approximately 38.8% of the Company’s Class A Common Stock at February 14, 2005. Mr. Henderson is the Vice President of Steel Partners, Ltd., which provides financial, management advisory, and clerical services to Steel and several other entities, and Mr. Howard is the Vice President of Steel Partners, L.L.C., the general partner of Steel, and has served as a representative of Steel. The Company is party to a Confirmatory Agreement with Steel, as described below in Item 13 of this Annual Report.

Executive Officers

The following table summarizes information regarding Executive Officers of the Company as of February 28, 2005.

Name	Age	Positions Held During the Last Five Years
Michael Warren	54	Since January 24, 2003, President & CEO and since December 20, 2002 Vice President & CFO, of BNS Co. (and of BNS Holding after December 13, 2004); from 2000 to present, President, Michael Warren Associates, Inc., management consulting firm; from 2000 to 2002, Consultant, Resources, Inc., management consulting firm; from 1997 to 2000, Executive Vice President, U.S. Restaurant Properties, Inc., real estate investment trust; from 1996 to 1997, Vice President and CFO, South East Fast Food Partners, Inc., a food services corporation.

Each executive officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders’ meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5 furnished to the Company since January 1, 2004, the Company believes that all officers and directors required to file Forms 3, 4 and 5 have filed on a timely basis with respect to transactions reportable for the year 2004.

Audit Committee

The Board of Directors maintains a standing Audit Committee. The Audit Committee of BNS Holding, since December 20, 2004, has been composed of Messrs. Kermes, Chairman, Donnelly and Held, and prior to December 20, 2004, the Audit Committee of BNS Holding (and BNS Co. prior to December 14, 2004) was composed of Messrs. Kermes, Chairman, Henry D. Sharpe III and Held. The current members of the Audit Committee satisfy the independence requirements and other established criteria by the Boston Stock Exchange and the Securities and Exchange Commission. The Board of Directors has determined that Mr. Kermes, Chairman of the Audit Committee, is an “audit committee financial expert.”

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”), which was adopted by the Company in connection with the Holding Company Reorganization. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes the Company’s Code of Ethics for Senior Financial Officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics was included as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003. A printed copy of the Code of Ethics may also be obtained free of charge by writing to the Corporate Secretary at BNS Holding, Inc., 25 Enterprise Center, Suite 103, Middletown, Rhode Island 02842.

ITEM 11—EXECUTIVE COMPENSATION

Director Compensation

On February 23, 2004, the Board of BNS Co. voted to pay, as payment of the Director Retainer Fee for the year 2004, an award of 1,000 restricted shares of Class A Common Stock, granted under the 1999 Equity Incentive Plan (the “1999 EIP”), plus $15,000 in cash to each director in office on January 1, 2004. On January 20, 2005, the Board of BNS Holding voted to pay, as payment of the Director Retainer Fee for the year 2005, an award of 1,000 restricted shares of Class A Common Stock, granted under the 1999 EIP, plus $15,000 in cash to each director in office on January 1, 2005. No additional retainer is paid to directors who are chairpersons of a committee. See “Option/SAR Grants” below regarding the vesting terms of these restricted stock grants.

For attendance at meetings during 2004 and 2005, each director receives a fee of $750 for each Board meeting attended and $500 for each Committee meeting attended as well as a fee of $375 for each teleconference Board meeting, and $250 for each teleconference Committee meeting, which lasts more than one-half hour in duration.

In connection with the retirement of Roger E. Levien from the Board of Directors in December 2004, the Board of BNS Holding voted to make a payment to him of $15,500 for past service and foregone director’s compensation. Mr. Levien was first elected as a director in 1996.

Executive Compensation

The following table sets forth the annual and long-term compensation during each of the last three fiscal years of Michael Warren, the President, Chief Executive Officer and Chief Financial Officer of BNS Co. and, after December 14, 2004, of BNS Holding. Michael Warren became BNS Co.’s President and Chief Executive Officer on January 24, 2003. Mr. Warren is not an employee but joined BNS Co. first as a consultant and then as its CFO in December 2002. Mr. Warren’s compensation is set forth in the table and detailed under “Employment, Severance and other Agreements” below. Any compensation reported in one year is not reported as compensation for a subsequent year.

Summary Compensation Table

Long-Term Compensation Awards
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation($)
Michael Warren President, CEO, and CFO(1)	2004 2003 2002	164,313 201,524 10,980	147,675 404,000 —	— — —	— — —	— — —	— — —	— — —

(1)	Mr. Warren acts as a consultant to BNS Holding (and BNS Co. prior to December 14, 2004) pursuant to an agreement between Michael Warren Associates Inc. and BNS Co. (and after December 14, 2004, BNS Holding). Column (c) represents his consulting fees for 2002, 2003 and 2004. Column (d) represents incentive compensation payments made as a result of the sale of BNS Co.’s Rhode Island Property in 2003 and the sale of the U.K. Subsidiary in 2004.

Option/SAR Grants

Under provisions of the Company’s 1999 EIP which was approved by the stockholders of BNS Co. on April 30, 1999, and adopted by BNS Holding on December 14, 2004 as part of the Holding Company

Reorganization, a variety of stock and stock based awards, performance cash awards and related benefits, including stock options, both qualified incentive and non-qualified options, and stock appreciation rights (“SARs”), may be awarded to executive officers, other key employees of the Company and its subsidiaries, and directors. No options were awarded to any person under the 1999 EIP in 2004 and no SARs have ever been granted under the plan.

On April 8, 2003, an aggregate of 35,000 shares of restricted stock were awarded to directors in payment of the Director Retainer Fee for the 2003 year, although two of the directors forfeited 5,000 shares each in connection when one director (John M. Nelson) retired early in June 2004 and the other director (Howard K. Fuguet) decided not to run for re-election at the 2004 Annual Meeting. The remaining 25,000 shares vested on July 21, 2004.

On February 23, 2004, an aggregate of 7,000 shares of restricted stock were awarded to directors in partial payment of the retainer fee for the 2004 year, although four of the directors (John M. Nelson, Howard K. Fuguet, Henry D. Sharpe III and Roger E. Levien) forfeited their shares in connection with their retirement from the Board in 2004. These restricted shares are subject to forfeiture and do not vest until the director has continuously served as a director through April 30, 2005.

On January 24, 2005, an aggregate of 5,000 shares of restricted stock were awarded to five directors in partial payment of the retainer fee for the 2005 year. These restricted shares are subject to forfeiture and do not vest until the director has continuously served as a director through January 24, 2006.

The forfeiture restrictions on restricted stock granted in both February 2004 and January 2005 will lapse and the shares will vest immediately prior to termination of service as a director on account of death or disability or, if earlier, on the day immediately prior to the happening of certain events, namely, a merger or other business combination or other change in control transaction, dissolution or filing by the Company under the bankruptcy laws. Prior to vesting or forfeiture of the restricted shares, directors are entitled to receive dividends and to vote the shares.

Aggregated Option Exercises and Fiscal Year-End Values

There are no outstanding options being held and no options were exercised by the named executive officer at fiscal year end 2004.

Retirement Plans

At December 31, 2004, the Company had no retirement plans or arrangements calling for payments under employment agreements, severance agreements or change-in-control payments other than the Company’s agreement with Michael Warren Associates, Inc. as described below.

Employment, Severance, and Other Agreements

Michael Warren Associates Agreements

From December 1 to December 20, 2002, Michael Warren, and his firm Michael Warren Associates, Inc., was engaged as a management consultant to the Company pursuant to the terms of his November 20, 2002 engagement letter (the “2002 Warren Agreement”). Mr. Warren became Vice President and Chief Financial Officer effective December 20, 2002 and, in addition, was elected President and Chief Executive Officer effective January 24, 2003. Under the 2002 Warren Agreement, Mr. Warren provided general management consulting services, served as President, CEO and CFO and performed such other duties as were from time to time agreed upon.

Mr. Warren’s compensation during 2004 was based on the terms of his 2002 Warren Agreement, which was amended on January 24, 2003, April 8, 2003, November 3, 2003 and February 23, 2004. The term of the 2002 Warren Agreement ended on December 31, 2004. Under that agreement, Mr. Warren’s compensation is based on a rate of $180 per hour. Under the 2002 Warren Agreement, Mr. Warren received a $404,000 incentive payment in connection with the sale of the Company’s Rhode Island Property on August 26, 2003 and a $147,675 incentive payment in connection with the sale of the U.K. Subsidiary, which closed on June 16, 2004.

Mr. Warren’s compensation during fiscal 2005 is based on the terms of a new consulting agreement with Michael Warren Associates, Inc. dated as of March 7, 2005 (the “2005 Warren Agreement”), which replaced the expired 2002 Warren Agreement. Under the 2005 Warren Agreement, Mr. Warren provides general management consulting services, serves as President, CEO and CFO and performs such other duties as may from time to time be agreed upon. The term of the 2005 Warren Agreement is through December 31, 2005, unless earlier terminated by Mr. Warren or the Company on 30 days’ notice. The 2005 Warren Agreement is terminable immediately for “cause”, as defined in the 2005 Warren Agreement, by the Company. Under the agreement, Mr. Warren’s compensation is based on a rate of $200 per hour. Also under the agreement, Mr. Warren is entitled to additional incentive compensation in the form of a cash bonus in an amount equal to no more than 40% of his firm’s billings during the twelve months preceding the “Trigger Date” of the bonus. The “Trigger Date” is defined to be the earlier of a) the date on which the Company is sold (provided that the Company is sold during the term of the 2005 Warren Agreement or within 60 days thereafter), b) the date on which the Company completes the acquisition of another operating company or the assets of another company (provided such acquisition is completed during the term of the 2005 Warren Agreement or within 60 days thereafter), or c) termination of the 2005 Warren Agreement by the Company other than for “cause”. The final amount of the bonus will be based on a formula mutually agreed to by Mr. Warren and the Chairman of the Board of Directors of the Company.

Compensation Committee Interlocks and Insider Participation

During the year 2004, decisions with respect to the compensation of the executive officers were made by the Nominating, Compensation and Corporate Governance Committee of BNS Co. (through December 13, 2004) and by Nominating, Compensation and Corporate Governance Committee of BNS Holding, Inc. after December 13, 2004. This committee was formed by the Board of Directors of BNS Co. on February 23, 2004, when BNS Co.’s Compensation and Nominating Committee and the Corporate Governance Committee were combined. During year 2004, the Nominating, Compensation and Corporate Governance Committee of BNS Co. (and then BNS Holding, Inc.) was composed of Messrs. Held, Chairman, Donnelly, Howard, and until his retirement in December 2004, Levien. No member of the Compensation Committee was an officer of the Company (or any subsidiary) nor is any officer of the Company (or any subsidiary) a member of the compensation committee (or similar body) for any employer of the Company’s (and prior to December 14, 2004, BNS Co.’s) Nominating, Compensation and Corporate Governance Committee members.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

I.	Security Ownership of Certain Beneficial Owners

Set forth below, as of February 14, 2005 are the persons or groups known to the Company who beneficially own, under the applicable rules and regulations of the Securities and Exchange Commission, more than 5% of any class of the Company’s voting securities.

Name and Address of Beneficial Owner	Title of Class of Common Stock	Amount and Nature Of Beneficial Ownership		Percent Of Class
		Direct	Indirect
Steel Partners II, L.P.(1) 590 Madison Avenue, 32nd Floor New York, NY 10022	Class A Class B	1,171,880 —	— —	38.8 —%

Warren G. Lichtenstein(1) Chairman, CEO, and Secretary Steel Partners, L.L.C. 590 Madison Avenue, 32nd Floor New York, NY 10022	Class A Class B	— —	1,171,880 —	38.8 —%

Jack Howard(1) Representative of Steel Partners II, L.P. 590 Madison Avenue, 32nd Floor New York, NY 10022	Class A Class B	1,000 —	600 —	* —

James Henderson(1) Vice President, Steel Partners, Ltd. 590 Madison Avenue, 32nd Floor New York, NY 10022	Class A Class B	1,000 —	— —	* —

Ingalls & Snyder LLC(2) 61 Broadway New York, NY 10006	Class A Class B	282,260 —	— —	9.4 —%

William Reed Simmons, Managing Director of Ingalls & Snyder LLC(2) 61 Broadway New York, NY 10006	Class A Class B	262,260 —	— —	8.7 —%

Dimensional Fund Advisors Inc.(3) 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	Class A Class B	182,108 —	— —	6 —%

*	less than one percent (1%)

(1)	Steel Partners II, L.P., a Delaware limited partnership whose principal business is investing in the securities of small cap companies, has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares. Steel Partners, L.L.C., is a Delaware limited liability company whose principal business is acting as the general partner of Steel Partners II, L.P. Warren G. Lichtenstein is the Chairman, CEO, Secretary and the sole executive officer and managing member of Steel Partners L.L.C. By virtue of his relationships with these partnerships and Steel Partners L.L.C.’s relationship with Steel Partners II, L.P., both are deemed to have beneficial ownership of the reported shares. Mr. Lichtenstein also has sole voting and dispositive power over the reported shares. As representatives of Steel Partners II, L.P., Messrs. Howard and Henderson may be deemed members of the Section 13(d) reporting Group. Mr. Howard, who has sole voting and dispositive power over his 1,600 shares, holds 600 shares through JL Howard, Inc., an entity controlled by Mr. Howard, which may also be deemed a member of the Group, and 1,000 shares directly. Mr. Henderson has sole voting and dispositive power over his 1,000 shares. Messrs. Howard and Henderson claim no voting or dispositive power over the Steel Partners II, L.P. shares.

(2)	Ingalls & Snyder LLC (“I&S”), a registered broker-dealer and investment advisor, is deemed to have beneficial ownership over the aggregate 282,260 shares reported, which are comprised of 41,000 shares held in the accounts of William Reed Simmons (who is a Managing Director of I&S) and certain members of his immediate family and 241,260 shares held in the accounts of I&S customers which I&S has discretionary authority. Mr. Simmons may be deemed to be the beneficial owner of 262,260 shares, which are comprised of the 41,000 shares mentioned above and 221,260 shares held in accounts of I&S customers which he has discretionary authority over. I&S has sole voting and dispositive power over 20,000 shares and has shared dispositive power over 262,260 shares. Mr. Simmons has sole voting and dispositive power over 41,000 shares and has shared dispositive power over 221,260 shares.

(3)	Dimensional Fund Advisors Inc. (“Dimensional”), a registered investment advisor, has sole voting and dispositive control over and is deemed to have beneficial ownership of the reported shares, all of which shares are held in portfolios of various registered investment companies and trusts, all of which Dimensional Fund Advisors Inc. serves as investment manager or advisor. Dimensional disclaims beneficial ownership of all such shares.

II.	Security Ownership of Management

The following table and accompanying footnotes set forth certain information about the beneficial ownership of the Company’s Class A Stock and Class B Stock as of February 14, 2005 by the directors as a group.

Name of Beneficial Owner	Title of Class of Common Stock	Amount and Nature of Beneficial Ownership			Percent Of Class
		Direct	Indirect
J. Robert Held	Class A Class B	18,800 —	— —		* —

Richard A. Donnelly	Class A Class B	17,000 —	— —		* —

Kenneth N. Kermes	Class A Class B	47,000 —	— —		1.5 —%

Jack Howard(1)	Class A Class B	1,000 —	600 —	(2)	* —

James Henderson(1)	Class A Class B	1,000 —	— —		* —

Michael Warren	Class A Class B	— —	— —		— —

All Directors, nominees for Directors and Executive Officers as a Group (6 persons)	Class A Class B	84,800 —	600 —		2.8 —%

*	Less than one percent (1%)

(1)	Messrs. Henderson and Howard along with JL Howard, Inc. may be deemed to be members of a Section 13(d) group comprised of Steel Partners II, L.P., Steel Partners L.L.C. and Warren G. Lichtenstein. The ownership of Steel Partners II, L.P. of shares of Common Stock of the Company as well as the ownership of Mr. Lichtenstein of shares of Common Stock of the Company is set forth in the “Security Ownership of Certain Beneficial Owners” table above.

(2)	Mr. Howard holds these 600 shares through a holding company, JL Howard Inc., but he has sole voting authority over the shares.

Securities Authorized For Issuance Under Equity Compensation Plan

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the 1999 Equity Incentive Plan as of December 31, 2004, which was adopted by BNS Holding, Inc. in connection with the Holding Company Reorganization in December 2004. The 1999 Equity Incentive Plan was approved by stockholders on April 30, 1999.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	96,645	(1)
Equity compensation plans not approved by security holders	0	0	0

Total			96,645

(1)	96,645 shares remain available for issuance under the 1999 Equity Incentive Plan as of December 31, 2004.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael Warren Associates Agreement. The Company was party to an agreement with Michael Warren Associates, Inc. concerning the compensation of Mr. Warren during 2002-2004. In 2005, the Company entered into a new agreement with Michael Warren Associates, Inc. concerning Mr. Warren’s compensation for 2005. See “Employment, Severance, and Other Agreements: Michael Warren Associates, Inc. Agreements” above in this Annual Report.

Confirmatory Agreement with Steel Partners II, L.P. In December 2004, the Company entered into a Confirmatory Agreement (the “Confirmatory Agreement”) with Steel Partners II, L.P. (“Steel”), a stockholder of the Company. On February 14, 2005, Steel held approximately 1,171,880 shares of the Company’s Class A Stock (representing approximately 38.8% of the combined outstanding Class A and Class B Common Stock of the Company). The Confirmatory Agreement (including the Company’s obligations thereunder) will terminate on December 31, 2009.

Pursuant to the Confirmatory Agreement, Steel has agreed that, until the elections for directors are held at the 2006 Annual Meeting of Stockholders of the Company, Steel and its affiliates will vote all shares of Common Stock beneficially owned by them in favor of directors who are not affiliated with, nor are representatives of, Steel (the “Non-Steel Representatives”) so that at least 60% of the Company’s directors are Non-Steel Representatives. The Non-Steel Representatives to be elected at any such stockholder meeting will be recommended by a newly formed “Existing Non-Steel Representatives Directors Committee.” This committee, when formed, will consist of Messrs. Donnelly, Held and Kermes.

Steel has also agreed in the Confirmatory Agreement that at the 2006 Annual Meeting, and at each meeting of stockholders held thereafter prior to December 31, 2009 where directors are elected, Steel will vote its and its affiliates’ shares to elect at least two Non-Steel Representatives as directors who will be the same as two of the three Non-Steel Representatives on the Existing Non-Steel Representatives Directors Committee, or successors designated by them as Post 2006 Non-Steel Representatives Nominees (as defined below), or elect at least two Non-Steel Representatives selected by Steel if there are no Post 2006 Non-Steel Representatives Nominees designated by the Existing Non-Steel Representatives Directors Committee available for election as the Post 2006 Non-Steel Representatives Directors. The Post 2006 Non-Steel Representatives Directors will include any two of Messrs. Kermes, Donnelly and Held, or any successors previously designated by them (the “Post 2006 Non-Steel Representatives Nominees”) as long as they remain qualified as Non-Steel Representatives and are willing to serve as directors of the Company and at least two of the Post 2006 non-Steel Representatives Nominees, or successors designated by them from time to time after the elections at the 2006 Annual Meeting, constitute the “Post 2006 Non-Steel Representatives Directors Committee”.

In the event that none or only one of the Post 2006 Non-Steel Representatives Nominees, and successors designated by them, are willing and able to stand for election as Independent Directors, then a committee of the then Non-Steel Representatives of the Board of Directors will nominate a replacement (or replacements, if applicable) candidate (or candidates, as applicable) to fill the Non-Steel Representatives positions on the Board of Directors. Under the terms of the Confirmatory Agreement, there will be two Non-Steel Representatives on the Board of Directors at all times following the 2006 Annual Meeting through December 31, 2009. However, in the event that there are no Post 2006 Non-Steel Representatives Directors (or a successor designated by them) or any Post 2006 Non-Steel Representatives Nominees for the Non-Steel Representatives Directors Committee at a given time, then the remaining directors will (after good faith consultation with any available Post 2006 Non-Steel Representatives Nominees) select the new Non-Steel Representatives Directors.

The Confirmatory Agreement further provides that the approval of the Non-Steel Representatives will be required, or in certain circumstances the approval of the stockholders, subject to certain exceptions (all as set out in the Confirmatory Agreement) before the adoption or consummation of certain actions, including the following: (1) entering into any contract, arrangement, understanding or transaction between Steel and the Company; (2) further amending, modifying or repealing of the Company’s Rights Plan after the December 2004 amendment, and (3) any amendment, modification or repeal of the Confirmatory Agreement.

Until the election of directors at the 2006 Annual Meeting, the Board of Directors then in office will not, without the prior approval of at least 66.7% of the members of the Board of Directors then in office, (a) form an executive committee, (b) increase the size of the Board of Directors above five directors, (c) approve any executive compensation, including option or stock grants to executives, (d) remove a director without cause, or (e) take any other action that would adversely affect the rights and powers of the Steel representatives as directors or take any action that would adversely affect the rights and powers of the Non-Steel Representatives as directors.

The Company has agreed in the Confirmatory Agreement to recommend election of two representatives of Steel for election as directors at the 2005 Annual Meeting of Stockholders and the 2006 Annual Meeting of Stockholders. Messrs. Henderson and Howard have been designated by Steel as its representatives for election to the Board at the 2005 Annual Meeting.

Howard K. Fuguet. The law firm of Ropes & Gray LLP, Boston, Massachusetts, has provided legal services to the Company since 1957. Howard K. Fuguet, who served as a director of BNS Co. until his retirement at the 2004 Annual Meeting, was a partner at Ropes & Gray.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid by the Company for professional services rendered by Ernst & Young LLP for the fiscal years 2004 and 2003.

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$86,500	$88,000
Audit-Related Fees	10,000	8,000
Tax Fees	40,000	0

Total Fees	$136,500	$96,000

Audit Fees were for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plans audits and consultations concerning financial accounting and reporting matters not classified as audits.

Tax Fees were for professional services for U.K. tax advice and tax planning.

There were no fees paid to Ernst & Young LLP in either 2004 or 2003 related to other services. No fees were paid to Ernst & Young LLP for financial information systems design or implementation services during 2004 or 2003.

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

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Financial Statement Schedules

Financial Statements filed in Item 8 of this Annual Report:

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareowners’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements—December 31, 2004

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required, are not applicable, or the information is included in the financial statements.

Exhibit Index

Number	Exhibit

3.1

Agreement and Plan of Merger by and between BNS Co., BNS Holding, Inc. and BNS Holdings Merger Sub, Inc., filed as Exhibit 99.1 to the Report on Form 8-K dated December 14, 2004, which is hereby incorporated by reference.

3.2

Amended and Restated Certificate of Incorporation of BNS Holding, Inc. as filed with Secretary of State of the State of Delaware on December 13, 2004 filed as Exhibit 99.2 to the Report on Form 8-K dated December 14, 2004, which is hereby incorporated by reference.

3.3	Amended and Restated By-laws of BNS Holding, Inc., filed as Exhibit 99.3 to the Report on Form 8-K dated December 14, 2004, which is hereby incorporated by reference.

+10.1

Amended Profit Incentive Plan, as amended through February 14, 1994. Exhibit 10.5 was filed as Exhibit 10.53 to the Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

+10.2

Form of Indemnity Agreement with Alfred J. Corso dated May 3, 1995. Exhibit 10.6 was filed as Exhibit 10.62 to the Form 10-Q for the quarter ended September 30, 1995, and is hereby incorporated by reference.

+10.3	Form of Indemnity Agreement with Harry A. Hammerly dated October 25, 1996.

+10.4	Form of Indemnity Agreement with John Robert Held dated October 25, 1996.

+10.5	Form of Indemnity Agreement with Roger E. Levien dated October 25, 1996. (Also Form of Indemnity Agreement between Company and other Directors and Executive Officers prior to June 2004)

Exhibits 10.3, 10.4 and 10.5 were filed as Exhibits 10.79, 10.80 and 10.81, respectively, to the Form 10-K for the year ended December 31, 1996, and are hereby incorporated by reference.

10.6

Rights Agreement dated as of February 13, 1998 (“Rights Agreement”) between Brown & Sharpe Manufacturing Company and BankBoston N.A., as Rights Agent, filed as Exhibit 1 to Report on Form 8-K dated March 5, 1998, and is hereby incorporated by reference.

10.7

Form of Certificate of Designation with respect to the Series B Participating Preferred Stock, par value $1.00 per share, of the Company (filed as Exhibit A to the Rights Agreement, filed as Exhibit A to Report on Form 8-K dated March 5, 1998), and is hereby incorporated by reference.

10.8	Amendment to Rights Agreement dated February 13, 1998 filed as Exhibit 10.90.2 to Report on Form 10-Q for quarter ending September 30, 2001, and which is incorporated herein by reference.

+10.9	1999 Equity Incentive Plan dated February 12, 1999. Exhibit 10.16 was filed as Exhibit 10.109 to the Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated by reference.

10.10	Notice to Stockholders regarding Shareholder Rights Plan dated May 21, 2001 filed as Exhibit 99.1 to Report on Form 8-K filed May 21, 2001, and is incorporated herein by reference.

10.11

2002 Stock Purchase Agreement, dated as of April 8, 2002, between Xygent Inc. and BNS Co. relating to the purchase of 13,206 shares of Common Stock of Xygent in connection of retirement of $1.5 million in intercompany debt. This exhibit was filed as Exhibit 10.31 to the Company’s 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

10.12

Omnibus Agreement, dated April 19, 2002, by and among Xygent Inc., Brown & Sharpe Inc., Hexagon Holdings, Inc. and Hexagon AB. This exhibit was filed as Exhibit 10.32 to the Company’s 10-Q for the quarter ending June 30, 2002, and is hereby incorporated by reference.

Number	Exhibit

10.13

Securities Purchase Agreement, dated as of August 16, 2002, by and among BNS Co., Xygent Inc. and Hexagon Holdings, Inc. This exhibit was filed as Exhibit 1 to the Company’s 8-K filed on September 3, 2002, and is hereby incorporated by reference.

10.14

Amendment No. 2, dated as of October 10, 2002, to the Rights Plan, dated as of February 13, 1998, as amended (the “Rights Plan”), originally between BNS Co. and BankBoston N.A. This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 15, 2002, and is hereby incorporated by reference.

+10.15

Agreement and Release, dated as of January 27, 2003, between the Company and Andrew C. Genor. The exhibit was filed as Exhibit 10.35 to the Report on Form 10-K for the year 2002, and is hereby incorporated by reference.

+10.16

Amended and Restated Engagement Letter, dated as of January 24, 2003, between Michael Warren Associates, Inc. and BNS Co. (the “2002 Warren Agreement”). The exhibit was filed as Exhibit 10.36 to the Report on Form 10-K for fiscal year 2002, and is hereby incorporated by reference.

+10.17	Amendment to the 2002 Warren Agreement dated April 8, 2003. This Exhibit was filed as Exhibit 10.39 to the Report on Form 8-K filed September 10, 2003 and is hereby incorporated by reference.

+10.18

Amendment to the 2002 Warren Agreement dated November 3, 2003. This Exhibit was filed as Exhibit 10.40 to the Report on Form 10-Q for the quarter ending September 30, 2003, and is hereby incorporated by reference.

+10.19

Amendment to the 2002 Warren Agreement dated February 23, 2004 and is hereby incorporated by reference. This Exhibit was filed as Exhibit 10.35.3 to the Report on Form 10-K for fiscal 2003, and is hereby incorporated by reference.

+10.20	Form of Indemnity Agreement with Michael Warren dated December 20, 2002. The exhibit was filed as Exhibit 10.38 to the Report on Form 10-K for fiscal 2002, and is hereby incorporated by reference.

10.21

Agreement relating to Gravel Extraction, Landfilling, Restoration and Aftercare Works at Harmondsworth Land Sipson in the London Borough of Hillingdon dated November 10, 2000, filed as Exhibit 10.39 to the Annual Report on Form 10-K for fiscal 2003, and is hereby incorporated by reference.

10.22

Purchase and Sale Agreement dated as of April 28, 2003 between BNS Co. and Wasserman RE Ventures LLC filed as Exhibit 99.1 to Report on Form 8-K filed September 10, 2003 and is hereby incorporated by reference.

10.23

Purchase and Sale Agreement dated as of February 5, 2004 between BNS Co., BNS International, Ltd. and Bath Road Holdings Limited filed as Exhibit 10.41 to the Annual Report on Form 10-K for fiscal 2003, and is hereby incorporated by reference.

10.24	Amendment No. 3, dated as of October 6, 2003, to the Rights Plan. This exhibit was filed as Exhibit 99.1 to the Form 8-K filed on October 7, 2003, and is hereby incorporated by reference.

10.25

Confirmatory Agreement, dated as of December 8, 2004, between BNS Co. and Steel Partners II, L.P., filed as Exhibit 99.1 to the Report on Form 8-K dated December 9, 2004, and is hereby incorporated by reference.

10.26	Amendment No. 4, dated as of December 8, 2004 to the Rights Plan filed as Exhibit 99.2 to the Report on Form 8-K dated December 9, 2004, and is hereby incorporated by reference.

10.27

Rights Agreement Assumption Agreement by and among EquiServe Trust Company, N.A., BNS Co. and BNS Holding, Inc., filed as Exhibit 99.4 to the Report on Form 8-K dated December 14, 2004, and is hereby incorporated by reference.

Number	Exhibit

+10.28

Instrument of Adoption and Assumption by BNS Holding, Inc. of Indemnity Agreements between BNS Co. and Various Directors and Officers of BNS Co., filed as Exhibit 99.5 to the Report on Form 8-K dated December 14, 2004, and is hereby incorporated by reference.

+10.29

Instrument of Adoption and Assumption by BNS Holding, Inc. of BNS Co.’s 1999 Equity Incentive Plan, filed as Exhibit 99.6 to the Report on Form 8-K dated December 14, 2004, and is hereby incorporated by reference.

+10.30

Instrument of Adoption and Assumption by BNS Holding, Inc. of Agreement between BNS Co. and Michael D. Warren Associates, Inc., filed as Exhibit 99.7 to the Report on Form 8-K dated December 14, 2004, and is hereby incorporated by reference.

10.31

Instrument of Adoption and Assumption by BNS Holding, Inc. of the Confirmatory Agreement between BNS Co. and Steel Partners II, L.P., filed as Exhibit 99.4 to the Report on Form 8-K dated December 14, 2004, and is hereby incorporated by reference.

+10.32

Form of 2004 Indemnity Agreement between the Company and each of its directors and officers, filed as Exhibit 10.43 to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2004 and is hereby incorporated by reference.

+10.33

2005 Engagement Letter, dated as of March 7, 2005, between Michael Warren Associates, Inc. and the Company, filed as Exhibit 99.1 to the Current Report on Form 8-K dated March 7, 2005, and is hereby incorporated by reference.

14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Annual Report on Form 10-K for fiscal year 2003, and is hereby incorporated by reference.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

+	This identifies management contracts or compensatory plans.

Financial Statement Schedules – No financial statement schedules were filed for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNS Holding, Inc.
(REGISTRANT)

Date: March 15, 2005	By: /s/ MICHAEL D. WARREN
Michael D. Warren
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ KENNETH N. KERMES	3/15/2005	/S/ JACK HOWARD	3/15/2005
Kenneth N. Kermes Chairman of the Board and Director	Date	Jack Howard Director	Date

/S/ JAMES HENDERSON	3/15/2005	/S/ RICHARD M. DONNELLY	3/15/2005
James Henderson Director	Date	Richard M. Donnelly Director	Date

/S/ J. ROBERT HELD	3/15/2005	/S/ MICHAEL D. WARREN	3/15/2005
J. Robert Held Director	Date	Michael D. Warren President and Chief Executive Officer Vice President and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)	Date