Form 10QSB
period 2005-03-31
BNS HOLDING, INC.
filed 2005-05-13
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 1-5881
                                                ------

                                BNS HOLDING, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                              201953457
          --------                                              ---------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         25 Enterprise Center, Suite 103, Middletown, Rhode Island 02842
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (401) 848-6300
                                 --------------
                (Issuer's telephone number, including area code)

            Check whether the issuer (1) filed all reports  required to be filed by  Sections 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and
(2) has been subject to such filing  requirements  for the past 90 days. Yes /x/
No /_/

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date:  3,033,962 shares of
Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of May 5, 2005.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS*

                                BNS HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                             FOR THE QUARTER
                                                             ENDED MARCH 31,

                                                           2005            2004
                                                           ----            ----

General and administrative                                 $ 489          $ 727
                                                           -----          -----
Operating loss                                              (489)          (727)
Other income, net                                             39             26
                                                           -----          -----
Loss from continuing                                        (450)          (701)
   operations before income tax
Income tax provision                                          --             --
                                                           -----          -----
Loss from continuing operations                             (450)          (701)

Income (loss) from discontinued
   operations, net of income taxes of $0
   and $0                                                     (8)            18
                                                           -----          -----
Net loss                                                   $(458)         $(683)
                                                           =====          =====
Net income (loss) per share basic and
   diluted:
     Continuing operations                                 $(0.15)        $(0.24)
     Discontinued operations                                  --            0.01
                                                           ------         ------
Net loss per common share basic and
   diluted                                                 $(0.15)        $(0.23)
                                                           ======         ======

    *The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)
                                                                MARCH 31,     DECEMBER 31,
                                                                   2005          2004
                                                               (UNAUDITED)
                                                               -----------    ------------
                      ASSETS
Current Assets:
     Cash                                                       $ 21,722      $ 20,922
     Prepaid expenses & other current assets                         492           666
                                                                --------      --------
        Total current assets                                      22,214        21,588
Machinery and equipment                                               37            37
Less accumulated depreciation                                         26            25
                                                                --------      --------
                                                                      11            12
Restricted cash                                                      430         1,484
                                                                --------      --------
                                                                $ 22,655      $ 23,084
                                                                ========      ========
        LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                   $  1,066      $  1,047
                                                                --------      --------
         Total current liabilities                                 1,066         1,047
Commitments and contingencies                                       --            --
Shareowners' equity:
        Preferred stock; $1.00 par value; authorized
        1,000,000 shares; none issued                               --            --
        Common Stock:
            Class A, par value, $.01; authorized 30,000,000
            shares; issued 3,027,644 shares at March 31,
            2005 and 2,999,051 shares at December 31, 2004            30            30
            Class B, par value, $.01; authorized 2,000,000
            shares; issued 6,318 at March 31, 2005 and
            29,911 at December 31, 2004                             --            --
           Additional paid-in capital                             87,106        87,072
           Accumulated deficit                                   (65,063)      (64,605)
           Unamortized value of restricted stock awards              (29)           (5)
           Treasury stock: 8,518 shares at cost                     (455)         (455)
                                                                --------      --------
             Total shareowners' equity                            21,589        22,037
                                                                --------      --------
                                                                $ 22,655      $ 23,084
                                                                ========      ========

   * The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (dollars in thousands)
                                   (unaudited)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,

                                                                        2005           2004
                                                                        ----           ----
                                                                                     RESTATED
                                                                                     --------
CASH USED IN OPERATIONS:
Net loss                                                             $   (458)     $   (683)
Adjustments to reconcile net loss to net cash provided by
         operating activities:
                Depreciation and amortization                              11            21
                Changes in operating assets and liabilities               193           161
                Changes in assets and liabilities related to
                discontinued operations and assets held for sale         --              50
                Changes in restricted cash                              1,054            47
                                                                     --------      --------
Net Cash Provided by (Used in) Operations                                 800          (404)
                                                                     --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --              (4)
                                                                     --------      --------

CASH AND CASH EQUIVALENTS:
Increase (decrease) during the period                                     800          (408)
Beginning balance                                                      20,922        14,101
                                                                     --------      --------
Ending balance                                                       $ 21,722      $ 13,693
                                                                     ========      ========

   * The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  ---------------------------------------------
                                 (in thousands)

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                                             Unamortized
                                                        Common    Additional                   value of
                                                       Stock $.01   paid in    Retained    restricted stock  Treasury   Total
                                            Shares     par value    capital     deficit         awards        stock     Equity

Balance at January 1, 2005                   3,029       $   30    $ 87,072    $(64,605)        $   (5)       $ (455)  $22,037

Net loss                                         -            -           -        (458)             -             -      (458)
                                                                                                                       -------
Comprehensive loss                                                                                                        (458)

Restricted stock awards                          5            -          34           -             (34)           -         -

Amortization of restricted stock awards          -            -           -           -              10            -        10
                                         --------------------------------------------------------------------------------------

Balance at March 31, 2005                    3,034       $   30    $ 87,106    $(65,063)        $   (29)      $ (455)  $21,589
                                         ======================================================================================

   * The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (dollars in thousands except per share data)

1.       Effective  December 14, 2004, BNS Co. completed a  reorganization  (the
         "Holding  Company  Reorganization")  in which BNS  Holding,  Inc.  (the
         "Company")  became the holding company and sole stockholder of BNS Co., which was the publicly  traded  company prior to December 14, 2004 (and prior to April 2001 named Brown & Sharpe  Manufacturing  Company).  The
         Holding Company  Reorganization  was effected by a merger under Section
         251(g) of the General  Corporation Law of the State of Delaware,  which permits the formation of a holding company  structure without a vote of the stockholders of the publicly held company. By virtue of the Holding
         Company   Reorganization,   BNS  Co.  became  a  direct,   wholly-owned
         subsidiary  of BNS Holding,  Inc. BNS Holding,  Inc. was formed for the purpose  of the  Holding  Company  Reorganization  and did not have any active  operations prior to December 14, 2004. The  reorganization  has been accounted for as a change in reporting  entity.  Prior to the sale of its  Metrology  Business  in 2001,  the sale of its  interest in its development stage measuring software  subsidiary,  Xygent Inc. in 2002, the sale of its North Kingstown,  Rhode Island property which consisted of an industrial and office  building along with the adjoining  acreage in 2003,  and the sale of the U.K.  Subsidiary  on June 16,  2004,  the
         Company  was  previously  engaged  in the  Metrology  Business  and the
         design,   manufacture  and  sale  of  precision   measuring  tools  and
         instruments and manual and computer controlled measuring machines.  The
         Company at present has no active  trade or business  operations  but is searching for a suitable business to acquire.  As previously  disclosed by BNS Co. in its June 16, 2004 press release,  after the completion of the sale of the U.K. Subsidiary, BNS Co. and then the Company began the search for a suitable acquisition  candidate.  The Company has met with several potential candidates, but as of the date of this Report on Form
         10-QSB , no candidate has been identified.

         The accompanying  unaudited consolidated financial statements have been
         prepared  in  accordance  with  U.S.  generally   accepted   accounting
         principles for interim financial  information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly,  they do not  include  all of the  information  and  footnotes  required by U.S.
         generally  accepted   accounting   principles  for  complete  financial
         statements.  In the opinion of management,  all adjustments (consisting
         of  normal  recurring  accruals)   considered   necessary  for  a  fair
         presentation have been included. Operating results for the three months ended March 31,  2005 are not  indicative  of the  results  that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated  financial  statements and footnotes  thereto included in the Company's Annual Report on Form 10-K for the year ended
         December 31, 2004.

2.       Discontinued  Operations - As a result of the sale of UK  Subsidiary in
         June 2004,  the Company has presented the gravel & landfill  operations in  discontinued  operations for the three months ended March 31, 2004.
         The loss  reported  in  discontinued  operations  for  periods  in 2005 contains expenses related to the sale of the Rhode Island Property.

3.       Diluted  loss per share is the same as basic loss per share in 2005 and
         2004 because the  computation of diluted  earnings per share would have an antidilutive  effect on loss per share  calculations from continuing operations. A total of 8,000 unvested restricted shares as of March 31,
         2005  have  an  antidilutive   effect  and  are  not  included  in  the
         calculation.

4.       Comprehensive  loss is the same as net loss for the three  months ended
         March 31, 2005 and 2004.

5.       During the quarter ended March 31, 2005,  the Company was notified that the restriction on the UK tax escrow balance would be released with the exception of 90 British Pounds.  As such,  $1,028 was reclassified from restricted  cash to  unrestricted  cash.  As of  March  31,  2005,  the remaining 90 British Pounds was classified  within the restricted  cash and is related to possible  tax,  interest  and  penalties  that may be assessed by the U.K. tax  authority  in  connection  with  discontinued
         operations.

6.       Litigation  - The Company is a defendant  in a variety of legal  claims that arise in the  normal  course of  business  relating  primarily  to operations  no longer owned by the Company,  and is involved in certain
         environmental   proceedings.   Based  upon  the  information  presently
         available  to  management,  the Company  believes  that any  unrecorded contingent  liability for these claims would not have a material effect on the Company's results of operations or financial condition.

7.       On January 24, 2005, an aggregate of 5,000 shares of  restricted  stock were awarded to five  directors in partial  payment of the retainer fee for the 2005 year.  These  restricted  shares are subject to forfeiture and do not  vest  until  the  director  has  continuously  served  as a director through January 24, 2006.

         The  forfeiture  restrictions  on  restricted  stock  granted  in  both
         February  2004 and  January  2005 will lapse and the  shares  will vest immediately prior to termination of service as a director on account of death or disability  or, if earlier,  on the day  immediately  prior to happening  of  certain  events,  namely,  a merger  or  other  business combination  or other  change in control  transaction,  dissolution  or filing by the  Company  under  bankruptcy  laws.  Prior to  vesting  or forfeiture of the restricted shares,  directors are entitled to receive dividends and to vote the shares.  The shares were recorded at the fair market value on the date of issuance as deferred  compensation  and the related  amount  is being  amortized  to  operations  over the  vesting period.  Compensation expense for the three months ended March 31, 2005 and 2004,  related to these shares of restricted stock was $10 and $20, respectively.

8.       Reclassification-Certain   2004  balances  have  been  reclassified  to
         conform to 2005 presentations.

BNS HOLDING, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SUMMARY

The  Company  at  present  has no active  trade or  business  operations  but is searching for a suitable business to acquire. As previously disclosed by BNS Co.
in its June 16, 2004 press release, after the completion of the sale of the U.K.
Subsidiary,  BNS Co.,  and then the  Company,  began the  search  for a suitable acquisition  candidate.  The Company has met with several potential  candidates, but as of the  date of this  Report  on  Form  10-QSB,  no  candidate  has  been identified.

The  financial  statements  for prior  periods have been restated to reflect the rental  operations  of the  U.K.  subsidiary  in  discontinued  operations.  The discussions  below  relate only to the  continuing  operations  of the  Company, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This  "Management's  Discussion  and Analysis or Plan of  Operations" as well as other portions of this Report contain forward-looking  statements concerning the
Company's  operations,  proposed  activities,   retained  liabilities,   capital
requirements,   economic  performance  and  financial  condition.  In  addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral  statements by Company  representatives to security  analysts and investors from time to time.  Such  statements are not
guarantees  of  future   performance  and  are  subject  to  various  risks  and
uncertainties,   including  those  set  forth  in  "Risk  Factors,"  and  actual performance  could differ  materially  from that  currently  anticipated  by the
Company.  This  "Management's  Discussion  and  Analysis or Plan of  Operations"
should  be  read  in  conjunction  with  the  Company's  Consolidated  Financial
Statements and the Notes thereto included elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

Management's  discussion  and analysis or plan of operations  are based upon the consolidated  financial statements,  which have been prepared in accordance with
U.S. generally accepted accounting  principles.  The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial  statements  requires the use of estimates and judgments that affect the reported  amounts of assets,  liabilities,  revenues and expenses and related  disclosure of contingent  assets and liabilities.  On an ongoing basis,
estimates,   including  those  related  to  contingencies   and  litigation  are
evaluated. The estimates are based on historical experience and on various other assumptions  that are believed to be  reasonable  under the  circumstances,  the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these  estimates due to actual  outcomes  being  different  from those on which we  based  our  assumptions.  These  estimates  are  reviewed  by management on an on-going  basis.  The following  critical  accounting  policies affect the more  significant  judgments and estimates used in the preparation of the consolidated financial statements.

CONTINGENCIES

The Company  periodically  records the estimated impacts of various  conditions, situations  or  circumstances  involving  uncertain  outcomes.  These events are called  "contingencies,"  and  the  Company's  accounting  for  such  events  is prescribed by Statement of Financial  Accounting  Standard (SFAS) 5, "Accounting
for  Contingencies."  SFAS 5 defines a  contingency  as "an existing  condition, situation,  or set of circumstances involving uncertainty as to possible gain or loss to an enterprise  that will  ultimately be resolved when one or more future events occur or fail to occur."

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 14, 2004, the Financial  Accounting  Standards Board ("FASB") issued
Statement of Financial  Accounting  Standards  ("SFAS") No. 123 (revised  2004),
"State  Based  Payment"  ("SFAS  123R"),  which is a revision  of SFAS No.  123,
"Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supercedes APB
Opinion No. 25, "Accounting for Stock Issued to Employees",  and amends SFAS No.
95, "Statement of Cash Flows".  Generally,  the approach in SFAS 123R is similar to the  approach  described  in  SFAS  123.  However,  SFAS  123R  requires  all share-based  payments to employees,  including grants of employee stock options, to be recognized in the income  statement based on their fair values.  Pro forma disclosure is no longer an alternative.

On April 14, 2005,  the  Securities  and Exchange  Commission  announced that it would  provide for a phased-in  implementation  process for SFAS No. 123R.  This ruling  effectively  delayed the  Company's  adoption of the standard  until the first quarter of 2006.  The Company will continue to evaluate the  provisions of
SFAS No. 123R to determine its impact on its financial  condition and results of operations upon adoption.

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

Operating  loss for the three  months ended March 31, 2005 of $489 was $238 less than the three months ended March 31, 2004.  The Company has continued to reduce corporate  level  administration  expenses over last year.  Both periods include legal and professional  costs incurred in connection with the sale of assets and exploration of strategic alternatives.

Other  income,  net  amounted to $39 for the three  months  ended March 31, 2005 compared with $26 for the three months ended March 31, 2004.  Other income,  net in the three months ended March 31, 2005 and 2004 consists primarily of interest income.  Interest income increased primarily as a result of higher cash balances in the three months ended March 31, 2005.

No  income  taxes  are  provided  for the  U.S.  operation  as the  Company  has substantial  net operating  losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued  operations  amounted  to a loss of $8 for the three  months  ended
March 31, 2005 versus a gain of $18 for the three  months  ended March 31, 2004.
The loss reported in  discontinued  operations in 2005 primarily  pertains to an expense paid related to the North  Kingstown  property.  The income  reported in
2004 was related to the operations of the U.K.  properties before the later sale offset by payments of expenses related to the North Kingstown property.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  had  unrestricted  cash of $21,722 at March 31,  2005.  This is an increase from the cash balance at December 31, 2004 of $20,922.  The increase is primarily  attributable to the release of restriction on $1,028 of the UK escrow account. These funds were transferred from the escrow account in April 2005.

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

At present the Company has no active trade or business operations. The Company's ability to continue as a going-concern relies on its ability to achieve positive cash flow from investment  earnings on its undistributed  cash, or from earnings that may be generated by a business that may be acquired.

CASH FLOW AND WORKING CAPITAL

Net cash  provided by  operations  for the three months ended March 31, 2005 was
$800.  The Company had  working  capital  related to  continuing  operations  of
$21,148 at March 31, 2005 and $20,541 at December  31,  2005.  This  increase in working  capital is  primarily  attributable  to the release of  restriction  on
$1,028 of the UK escrow account.  These funds were  transferred  from the escrow account in April 2005.

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
property, are that the Company might have to make an indemnification  payment to the  respective  buyers  with  respect  to  the  Company's  representations  and warranties  concerning the businesses  respectively sold or a payment to a third party with respect to a retained liability.

ENVIRONMENTAL AND PRODUCT LIABILITY RISKS

Subsequent  to the sale of Xygent to Hexagon in 2002,  the nature of each of BNS
Co. and,  subsequent  to its  incorporation  in  December  2004,  BNS  Holding's operations have not been affected by  environmental  laws, rules and regulations relating to these businesses.  However, because BNS Co. and its subsidiaries and predecessors,  prior to the sale of BNS Co.'s  Metrology  Business to Hexagon on
April  27,  2001 (and  prior to sales of other  divisions  made in prior  years)
conducted manufacturing  operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by BNS Co., BNS Co.
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

A  Phase  II  environmental  investigation  on BNS  Co.'s  former  Rhode  Island
Property,  completed in June 2002, indicated certain  environmental  problems on the property.  The results of the study showed that certain  contaminants in the soil under the  property and minor  groundwater  issues  exceeded  environmental standards  set  by the  Rhode  Island  Department  of  Environmental  Management
("RIDEM").  After extensive testing, the BNS Co. subsidiary submitted a Remedial
Action Work Plan  ("RAWP") to RIDEM,  and on  November 7, 2002,  RIDEM  issued a letter  approving the RAWP. In April of 2003, BNS Co. awarded a contract for the remediation work and engaged an environmental  engineering firm to supervise the remediation  work and perform  ongoing  monitoring  of the affected  areas.  The remediation  work  was  substantially  complete  as of  December  2003,  and  in connection with the August 26, 2003 sale of the Rhode Island  Property,  BNS Co.
established  an  escrow  account  in the  amount of $.331  million  to cover any additional  remediation costs that may arise. At March 31, 2005 and December 31,
2004,  the balance of the escrow  account was $.261  million and $.269  million, respectively.  The BNS Co. subsidiary has obtained  insurance against additional known  and  unknown  environmental  liabilities  at the Rhode  Island  Property.
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
received a report dated  October 2000,  which was updated in July 2003,  from an
independent   environmental   consulting   firm   indicating   no   evidence  of
environmental issues relating to that property.  However,  there is no assurance that such issues will not be identified  in the future,  whether such issues are identified  through  the  actions  of the land fill  operator  operating  on the property or the buyer of BNS Co.'s  former U.K.  Subsidiary  or as the result of other  factors,  as the buyer  continues to operate the property as a land fill.
With the sale by BNS Co. of the U.K.  Subsidiary  on June 16, 2004,  there is no assurance  that  there  will be no  retained  liabilities  relating  to the U.K.
Property,  although  BNS  Co.  has  made  no  environmental  representations  or indemnifications  under the applicable  Purchase and Sale Agreement for the U.K.
Subsidiary.

The Company's  BNS Co.  subsidiary  receives  claims from time to time for toxic tort injuries  related to the alleged use of asbestos  material in pumps sold by its former pump division, and other product liability claims relating to the use of machine  tools sold by  divisions  of BNS Co. which were sold many years ago.
Most of these suits are toxic tort claims  resulting  primarily  from the use of small internal seals that  allegedly  contained  asbestos and were used in small fluid pumps  manufactured  by BNS Co.'s former pump division,  which was sold in
1992.  The  Company  expects  that its BNS Co.  subsidiary  will  continue to be subject to additional toxic tort claims in the future.

The  Company  is unable to  identify  the  number and  location  of fluid  pumps manufactured  by BNS Co. and,  therefore,  is unable to estimate  the  aggregate number  of  unasserted  claims  which  might be filed  in the  future,  which is necessary in order to reliably  estimate any  financial  exposure.  This product line was  introduced  in the late  1800's.  The  materials  alleged  to  contain asbestos were used for an undetermined period of time ending in the late 1960's.
The claims  relate to exposure to this  asbestos  material.  BNS Co. (then named
Brown & Sharpe Manufacturing Company) sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

Since 1994 the Company's BNS Co.  subsidiary  has been named as a defendant in a total of 563 known claims (as of May 5, 2005)  relating to these pumps.  In many cases these claims involve more than 100 other  defendants.  Fifty-four of those claims were filed prior to December 31, 2001.  In 2002,  BNS Co. was named in 98 additional  claims;  in 2003 there were a total of 193 new claims filed; and BNS
Co. has received  notice of another 178 claims in 2004.  As of May 5, 2005,  BNS
Co. has received  notice of another 34 claims.  In 2002,  42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In March
2004, a plaintiff's  attorney settled one claim for $500 and filed for dismissal in another 67 claims.  In September  2004,  another five claims were  dismissed.
During the fourth  quarter of 2004,  69 claims were  dismissed and another seven claims were settled for $500 each.  During the first quarter of 2005,  another 3 claims  were  dismissed.  Another  12 claims  have been  dismissed  or closed on various  dates.  There were 351 known  claims open and active as of May 5, 2005.
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

In the late 1980's,  insurance  companies  began issuing  policies with specific exclusions for claims  relating to asbestos.  BNS Co. has identified  continuous insurance  coverage (on an "occurrence"  basis) from 1974 through 1988 that does not  include  such  exclusions,  with  estimated  aggregate  coverage  limits of approximately  $158 million for these policy years.  The Company  estimates that the aggregate  remaining self insured retention  (deductible)  relating to these policy  years is  approximately  $3.3  million.  Additionally,  the  Company has identified  secondary evidence (such as past billings),  indicating that BNS Co.
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
beginning in 1989 contained exclusions relating to asbestos. BNS Co.'s insurance records for the periods  prior to 1970 are  incomplete  and do not indicate what insurance  coverage  is  available  to BNS Co. for  asbestos  and other  product liability  claims arising prior to that time. The estimated  aggregate  coverage limits noted above relate to a number of insurance carriers.  In general,  these carriers have  acknowledged the evidence of coverage but have declined to verify the  coverage  or limits  until such time as the limits  apply.  There can be no assurance  that,  even if BNS Co. has insurance  coverage for asbestos and other product liability claims under its policies, it will be able to recover from its insurers in the event that such insurance companies are no longer solvent,  have ceased  operations,  or choose to dispute the coverage or limits of the policies identified by the Company.

BNS Co.  annually  receives  retroactive  billings or credits from its insurance carriers  for any  increase or decrease in claims  reserves as claims are filed, settled or  dismissed,  or as estimates of the ultimate  settlement  and defense costs for the  then-existing  claims are revised.  In addition,  the Company has recorded a liability of $349 on the  consolidated  balance sheet relating to the open and active  claims  against BNS Co. as of March 31,  2005.  This  liability represents  an estimate of the likely  costs to defend  against or settle  these claims by BNS Co.  beyond the amounts  reserved by the  insurance  carriers  and previously funded,  through the retroactive billings, by BNS Co. However,  there can be no assurance  that the Company will not need to take  additional  charges against BNS Co. in connection with the defense,  settlement or judgment of these existing  claims.  Projecting the costs of future claims is subject to variables that are extremely difficult to predict,  and there can be no assurance that the number of  future  claims  and the  related  costs of  defense,  settlements  or judgments  will be consistent  with the  experience to date relating to existing claims.

As of May 5, 2005, no toxic tort or asbestos  claims have been filed against BNS
Holding,  which came into existence in December 2004 and has never conducted any active  business  operations.  There can be no assurance,  however,  that monies received by BNS Holding from its wholly-owned subsidiary by way of reimbursement for "public company  reporting costs" that were formerly the  responsibility  of
BNS Co. or by way of dividends or otherwise  might not under some  circumstances be subject to claims against BNS Co.

It has become  apparent  that the uncertain  prospect of  additional  toxic tort claims being asserted in the future,  and the impact of this  uncertainty on the valuation  of BNS Co.,  and hence on the  Company,  has had and may  continue to have, at least for the short term, some adverse effects on the Company's ability to determine any  prospective  distributions  to  shareholders or to negotiate a satisfactory  sale,  merger or other change in control  transaction with a third party. These claims would also affect the ability of the Company, or its BNS Co.
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

TRADING OF THE COMPANY'S CLASS A COMMON STOCK ON THE OTC BULLETIN BOARD

The  Company's  Class A Common  Stock  was  de-listed  from  the New York  Stock
Exchange on February 8, 2002 and  commenced  trading on the OTC  Bulletin  Board under the Symbol "BNSXA" and was listed on the Boston Stock Exchange on February
11,  2002.  There is no  assurance  that there will  continue to be a sufficient number of  securities  firms  prepared to make an active  trading  market in our stock, and the public  perception of the value of the Class A Common Stock could be materially adversely affected.

The market  price of the  Company's  Common  Stock could  decline as a result of sales of  shares  by the  Company's  existing  shareowners,  as a result  of the
Company's  possible  failure to meet the listing  standards  of the Boston Stock
Exchange, or as a result of financial results for future periods.

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOL'S") MAY BECOME SIGNIFICANTLY
LIMITED

The Company had NOL's of  approximately  $47.5 million at March 31, 2005,  which were  available  to offset  taxable  earnings in the  future.  In the event of a
"change of ownership"  within the meaning of Section 382 of the Internal Revenue
Code,  the ability of the Company to use these  NOL's to offset  future  taxable earnings becomes significantly  limited.  While the Company's management and tax advisors  believe the Company has not, as of March 31, 2005,  experienced such a
"change  of  ownership,"  based  on  their  examination  of  public  shareholder documents  filed  with the SEC,  it  appears  that the  Company  is close to the threshold for such a change.

"GOING CONCERN" MODIFICATION IN AUDIT OPINION

The Company  received a report from its independent  auditors for the year ended
December  31,  2004,  containing  an  explanatory  paragraph  stating  that  the
Company's  recurring  operating  losses  from  continuing   operations  and  the
Company's  intention to sell its  remaining  assets and  liquidate or seek other strategic  alternatives  raise  substantial doubt about the Company's ability to continue as a going concern.

LIQUIDITY RISK:  THERE MAY NOT BE ADEQUATE  RESOURCES FOR FUNDING THE OPERATIONS
OF THE COMPANY

There is no assurance  that the future  expenses of the Company  (including  the expenses of maintaining  the Company as a "public"  reporting  Company under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims  against  the  Company,  as  discussed  above)  will not be greater  than anticipated,  or that the expected cash flow from its investment earnings (which are,  as a  practical  matter,  limited  by  the  Company's  inability  to  make investments  that would require it to register as an "investment  company" under the  Investment  Company Act of 1940) on net  proceeds of the sale of the United
Kingdom  property  and the net proceeds of prior sales of assets (or the profits from any  operating  business that the Company may seek to acquire with such net proceeds) will not thereafter be less than  anticipated and that, as a result, a liquidity problem may not arise.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure  controls  are  procedures  that are designed  with the  objective of ensuring  that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934, such as this Form 10-QSB, is reported in accordance with the Securities and Exchange  Commission's  rules.  Disclosure controls are also designed with the objective of ensuring that such  information is accumulated and  communicated  to the Company's  Chief Executive  Officer and
Chief  Financial   Officer,   to  allow  timely  decisions   regarding  required
disclosure.

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation under the supervision and with the  participation of the Company's management,  of the  effectiveness  of the design and operation of the Company's disclosure  controls and  procedures  pursuant to Securities  Exchange Act Rules
13a-15(e) and 15d-15(e).  Based upon that evaluation,  the Company's  management concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the  Exchange Act is recorded,  processed,  summarized  and reported within the time periods specified by the SEC's rules and regulations. There were no significant  changes in the Company's  internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their evaluation.

A control  system,  no matter how well conceived and operated,  can provide only reasonable,  not absolute,  assurance  that the objectives of the control system are  met.  Because  of the  inherent  limitations  in all  control  systems,  no evaluation of controls can provide  absolute  assurance  that all control issues and instances of fraud, if any, within a company have been detected.

Certifications  of Mr.  Warren as Chief  Executive  Officer and Chief  Financial
Officer  regarding,  among other items,  disclosure  controls and procedures are included as exhibits to this Form 10-QSB.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities or any repurchases of equity securities by the Company during the quarter ended March 31, 2005.

ITEM 6.  EXHIBITS

(a)      Exhibits

          3.2         By-Laws of the Company  (incorporated  by reference to the
                      Company's Report on Form 8-K dated April 8, 2005)

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

SIGNATURES

In accordance with the  requirements of the Exchange Act, BNS Holding,  Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BNS HOLDING, INC.

                                       By: /s/ Michael Warren
                                           ------------------
                                           Michael Warren
                                           President and Chief Financial Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

May 13, 2005

