Form 10QSB
period 2005-06-30
BNS HOLDING, INC.
filed 2005-08-12
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Sections  13 or 15(d) of the  Exchange  during  the past 12 months  (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     State the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest  practicable  date:  3,025,444  shares of Class A common stock,  par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of August 5, 2005.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS*

                                BNS HOLDING, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                  For the Quarter                  For the Six Months
                                                                   Ended June 30,                    Ended June 30,

                                                               2005             2004             2005              2004
                                                               ----             ----             ----              ----

General and administrative                                   $   423          $   405          $   912          $ 1,132
                                                             -------          --------         --------         --------
Operating loss                                                  (423)            (405)            (912)          (1,132)
Other income, net                                                 67               38              106               64
                                                             -------          --------         --------         --------
Loss from continuing                                            (356)            (367)            (806)          (1,068)
   operations before income tax
Income tax provision                                            --               --               --               --
                                                             -------          --------         --------         --------
Loss from continuing operations                                 (356)            (367)            (806)          (1,068)
Income (loss) from discontinued
   operations, net of income taxes
   of $0, $(2),$0, and $2                                        (12)           9,342              (20)           9,360
                                                             -------          --------         --------         --------
Net income (loss)                                            $  (368)         $ 8,975          $  (826)         $ 8,292
                                                             =======          ========         ========         ========
Net income (loss) per share basic
   and diluted:
     Continuing operations                                   $ (0.12)         $ (0.12)         $ (0.26)         $ (0.36)
     Discontinued operations                                    --               3.12            (0.01)            3.13
                                                             -------          --------         --------         --------
Net income (loss) per common
   share basic and diluted                                   $ (0.12)         $  3.00          $ (0.27)         $  2.77
                                                             =======          ========         ========         ========

Weighted average shares outstanding:
   Basic                                                       3,019            2,992            3,018            2,992
                                                             =======          ========         ========         ========
   Diluted                                                     3,019            2,992            3,018            2,992
                                                             =======          ========         ========         ========

    *The accompanying notes are an integral part of the financial statements.

                               BNS HOLDING, INC.
                               -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)

                                                                                   June 30,             December 31,
                                                                                     2005                    2004
                                                                                 (Unaudited)
                                                                                  -----------           ------------
                                           ASSETS
Current Assets:
  Cash                                                                            $    21,148             $  20,922
  Prepaid expenses & other current assets                                                 676                   666
                                                                                  -----------           ------------
     Total current assets                                                              21,824                21,588
Machinery and equipment                                                                    37                    37
Less accumulated depreciation                                                              28                    25
                                                                                  -----------           ------------
                                                                                            9                    12
Restricted cash                                                                           423                 1,484
                                                                                  -----------           ------------
                                                                                  $    22,256             $  23,084
                                                                                  ===========           ============
                             LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                           $     1,026             $   1,047
                                                                                  -----------           ------------
     Total current liabilities                                                          1,026                 1,047
Commitments and contingencies                                                              -                     -
Shareowners' equity:
  Preferred stock; $1.00 par value; authorized
  1,000,000 shares; none issued                                                            -                     -
  Common Stock:
   Class A, par value, $.01; authorized 30,000,000
   shares; issued 3,033,962 shares at June 30, 2005
   and 2,999,051 shares at December 31, 2004                                               30                     30
   Class B, par value, $.01; authorized 2,000,000
   shares; issued 0 share at June 30, 2005 and
   29,911 shares at December 31, 2004                                                      -                      -
  Additional paid-in capital                                                           87,106                87,072
  Accumulated deficit                                                                (65,431)              (64,605)
  Unamortized value of restricted stock awards                                           (20)                   (5)
  Treasury stock: 8,518 shares at  cost                                                 (455)                 (455)
                                                                                  -----------           ------------
    Total shareowners' equity                                                          21,230                22,037
                                                                                  ===========           ============
                                                                                  $    22,256             $  23,084
                                                                                  ===========           ============

   * The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (dollars in thousands)
                                   (unaudited)

                                                                                       For the Six Months Ended
                                                                                                June 30,

                                                                                       2005                   2004
                                                                                       ----                   ----

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income (loss)                                                                   $   (826)              $  8,292
Adjustments to reconcile net loss to net cash provided by
     Operating activities:
        Depreciation and amortization                                                     22                     22
        Gain on sale of business, net of expenses                                       --                   (9,254)
        Changes in operating assets and liabilities                                      (31)                  (233)
        Changes in assets and liabilities related to
        discontinued operations and assets held for sale                                --                      (34)
        Changes in restricted cash                                                     1,061                 (1,062)
                                                                                 -----------            -----------
     Net Cash Provided by (Used in) Operations                                           226                 (2,269)
                                                                                 -----------            -----------

INVESTMENT TRANSACTIONS:
Proceeds from sale of business, net of expenses                                         --                    9,599
                                                                                 -----------            -----------
     Cash Provided by Investing Transactions                                            --                    9,599
                                                                                 -----------            -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 --                       45
                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS:
Increase during the period                                                               226                  7,375
Beginning balance                                                                     20,922                 14,101
                                                                                 -----------            -----------

Ending balance                                                                      $ 21,148               $ 21,476
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
     "Company")  became the  holding  company and sole  stockholder  of BNS Co., which was prior to December 14, 2004 the publicly traded company (and prior to April 2001 named  Brown & Sharpe  Manufacturing  Company).  The  Holding
     Company Reorganization was effected by a merger under Section 251(g) of the
     General  Corporation  Law of the  State  of  Delaware,  which  permits  the formation of a holding company structure without a vote of the stockholders
     of  the  publicly   held  company.   By  virtue  of  the  Holding   Company
     Reorganization,  BNS Co.  became a direct,  wholly-owned  subsidiary of BNS
     Holding,  Inc. BNS Holding,  Inc. was formed for the purpose of the Holding
     Company  Reorganization  and did not have any  active  operations  prior to
     December 14, 2004. The reorganization has been accounted for as a change in reporting entity.  Prior to the sale of its Metrology Business in 2001, the
     sale  of  its  interest  in  its  development   stage  measuring   software
     subsidiary,  Xygent Inc. in 2002,  the sale of its North  Kingstown,  Rhode
     Island  property which consisted of an industrial and office building along with the adjoining acreage in 2003, and the sale of the U.K.  Subsidiary on
     June 16, 2004,  the Company was engaged in the  Metrology  Business and the design,  manufacture and sale of precision  measuring tools and instruments and manual and  computer  controlled  measuring  machines.  The  Company at present has no active trade or business  operations  but is searching for a suitable  business to acquire.  As  previously  disclosed by BNS Co. in its
     June 16, 2004 press  release,  after the completion of the sale of the U.K.
     Subsidiary,  BNS Co. and then the  Company  began the search for a suitable
     acquisition   candidate.   The  Company  has  met  with  several  potential
     candidates,  but as of the date of this Report on Form 10-QSB, no candidate has been identified.

     The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with U.S. generally accepted  accounting  principles for interim  financial  information and with the instructions to Form10-QSB and Article 10 of Regulations S-X. Accordingly,  they do not include all of
     the  information  and  footnotes   required  by  U.S.   generally  accepted
     accounting principles for complete financial statements.  In the opinion of management,  all  adjustments  (consisting  of normal  recurring  accruals)
     considered necessary for a fair presentation have been included.  Operating results  for the three  months and six months  ended June 30,  2005 are not indicative of the results that may be expected for the year ended  December
     31, 2005.  For further  information,  refer to the  consolidated  financial statements and footnotes thereto included in the Company's Annual Report on
     Form 10-K for the year ended December 31, 2004.

2.   Discontinued  Operations - As a result of the sale of UK Subsidiary in June
     2004,  the  Company  has  presented  the  gravel & landfill  operations  in discontinued  operations  for the six months ended June 30, 2004.  The loss reported in discontinued  operations for periods in 2005 contains  expenses related to the sale of the Rhode Island Property and the UK Property.

3.   Diluted loss per share is the same as basic loss per share from  continuing operations in 2005 and 2004 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing  operations.  A total of 5,000 unvested and forfeited restricted shares as of June 30, 2005 have an antidilutive effect and are not included in the calculation.

4.   Comprehensive  loss is the same as net loss for the  three  months  and six months ended June 30, 2005 and 2004.

5.   During the quarter ended March 31, 2005,  the Company was notified that the restriction  on the UK tax  escrow  balance  would  be  released  with  the exception of 90 British  Pounds.  In May 2005,  the Company  received  $973 representing  545  British  Pounds  that was  released  from the tax escrow balance.  The  remaining  90  British  Pounds  was  classified  within  the restricted cash and is related to possible tax, interest and penalties that may be assessed by the U.K. tax authority in connection  with  discontinued
     operations.

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

7.   On April 13, 2005, the Company converted its issued and outstanding  shares of  series B common  stock  into  shares of the  Company's  series A common stock, on a share-for-share  basis,  effective May 2, 2005. As of April 13,
     2005,  there  were  6,318  shares  of  series B  common  stock  issued  and outstanding.

8.   On January 24,  2005,  an  aggregate of 5,000 shares of series A restricted stock were awarded to five directors in partial payment of the retainer fee for the 2005 year. These restricted shares are subject to forfeiture and do not vest until the director has  continuously  served as a director through
     January 24, 2006.

     The  forfeiture  restrictions  on restricted  stock granted in January 2005 will lapse and the shares will vest  immediately  prior to  termination  of service as a director on account of death or disability or, if earlier,  on the day immediately prior to happening of certain events,  namely, a merger or other  business  combination  or other  change in  control  transaction, dissolution  or filing  by the  Company  under  bankruptcy  laws.  Prior to vesting or forfeiture of the restricted  shares,  directors are entitled to receive  dividends and to vote the shares.  The shares were recorded at the fair market value on the date of issuance as deferred  compensation and the related amount is being  amortized to operations  over the vesting  period.
     Compensation  expense  for the three  months and six months  ended June 30,
     2005 was $10 and $19,  respectively.  Compensation  expense  for the  three months and six months ended June 30, 2004 was $27 and $47, respectively.

     On April 4, 2005, two directors with unvested  restricted stock aggregating
     2,000  shares  elected  to  resign  from the board of  directors  effective
     December  31, 2005.  As such,  the  restricted  stock will not vest and the
     Company has treated the stock as forfeited effective April 4, 2005.

BNS HOLDING, INC.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FORWARD-LOOKING STATEMENTS

This  "Management's  Discussion  and Analysis or Plan of  Operation"  as well as other portions of this Report contain forward-looking  statements concerning the
Company's  operations,  proposed  activities,   retained  liabilities,   capital
requirements,   economic  performance  and  financial  condition.  In  addition, forward-looking statements may be included in various other Company documents to be issued in the future and various oral  statements by Company  representatives to security  analysts and investors from time to time.  Such  statements are not
guarantees  of  future   performance  and  are  subject  to  various  risks  and
uncertainties,   including  those  set  forth  in  "Risk  Factors,"  and  actual performance  could differ  materially  from that  currently  anticipated  by the
Company. This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's  Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

Management's  discussion  and analysis or plan of  operation  are based upon the consolidated  financial statements,  which have been prepared in accordance with
U.S. generally accepted accounting  principles.  The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial  statements  requires the use of estimates and judgments that affect the reported  amounts of assets,  liabilities,  revenues and expenses and related  disclosure of contingent  assets and liabilities.  On an ongoing basis, estimates,  including those related to accounts  receivable,  contingencies  and litigation are evaluated.  The estimates are based on historical  experience and on various  other  assumptions  that are  believed  to be  reasonable  under the circumstances,  the results of which form the basis for making  judgments  about the carrying value of assets and liabilities  that are not readily apparent from other sources.  Results may differ from these  estimates due to actual  outcomes being  different from those on which we based our  assumptions.  These estimates are  reviewed  by  management  on an  on-going  basis.  The  following  critical accounting policies affect the more significant  judgments and estimates used in the preparation of the consolidated financial statements.

CONTINGENCIES

The Company  periodically  records the estimated  impact of various  conditions, situations  or  circumstances  involving  uncertain  outcomes.  These events are called  "contingencies,"  and  the  Company's  accounting  for  such  events  is prescribed by Statement of Financial  Accounting  Standard (SFAS) 5, "Accounting
for  Contingencies."  SFAS 5 defines a  contingency  as "an existing  condition, situation,  or set of circumstances involving uncertainty as to possible gain or loss to an enterprise  that will  ultimately be resolved when one or more future events occur or fail to occur."

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

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Operating  loss for the three  months ended June 30, 2005 of $423 was $18 higher than the three  months ended June 30,  2004.  Operating  loss for the six months ended  June 30,  2005 of $912 was $220 less than the six  months  ended June 30,
2004.  The  Company  has  continued  to reduce  corporate  level  administration expenses  over last year.  Both periods  include  legal and  professional  costs incurred in  connection  with the sale of assets and  exploration  of  strategic alternatives.

Other  income,  net  amounted  to $67 for the three  months  ended June 30, 2005 compared with $38 for the three months ended June 30, 2004.  Other  income,  net amounted to $106 for the six months  ended June 30, 2005  compared  with $64 for the six months ended June 30, 2004.  Other  income,  net in the three months and six months ended June 30, 2005 and 2004 consists  primarily of interest  income.
Interest income  increased  primarily as a result of higher cash balances in the three months and six months ended June 30, 2005.

No  income  taxes  are  provided  for the  U.S.  operation  as the  Company  has substantial  net operating  losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued  operations  amounted to a loss of $12 for the three  months  ended
June 30, 2005 versus a gain of $9,342 for the three  months ended June 30, 2004.
Discontinued  operations amounted to a loss of $20 for the six months ended June
30, 2005  versus a gain of $9,360 for the six months  ended June 30,  2004.  The loss reported in discontinued  operations in 2005 primarily pertains to expenses paid out of the escrow  account  established  in connection  with the sale of UK
Property and to expenses  related to the North  Kingstown  property.  The income reported in 2004 was related to the operations and the sale of the UK properties offset by payments of expenses related to the North Kingstown property.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  had  unrestricted  cash of  $21,148 at June 30,  2005.  This is an increase from the cash balance at December 31, 2004 of $20,922.  The increase is primarily attributable to the release of restriction on the UK tax escrow offset by the expenses of operations for the six months ended June 30, 2005.

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

CASH FLOW AND WORKING CAPITAL

Net cash provided by operations for the six months ended June 30, 2005 was $226.
The Company had working capital  related to continuing  operations of $20,798 at
June 30, 2005 and $20,541 at December 31, 2004. This increase in working capital is primarily  attributable  to the release of  restriction  on the UK tax escrow offset by the expenses of operations for the six months ended June 30, 2005.

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
property, are that the Company might have to make an indemnification  payment to the  respective  buyers  with  respect  to  the  Company's  representations  and warranties  concerning  the  businesses  sold or a payment to a third party with respect to a retained liability.

ENVIRONMENTAL AND PRODUCT LIABILITY RISKS

Subsequent  to the sale of Xygent to Hexagon in 2002,  the nature of each of BNS
Co. and,  subsequent  to its  incorporation  in  December  2004,  BNS  Holding's operations have not been affected by  environmental  laws, rules and regulations relating to its businesses.  However,  because BNS Co. and its  subsidiaries and predecessors,  prior to the sale of BNS Co.'s  Metrology  Business to Hexagon on
April  27,  2001 (and  prior to sales of other  divisions  made in prior  years)
conducted manufacturing  operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time by BNS Co., BNS Co.
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
established  an  escrow  account  in the  amount of $.331  million  to cover any additional  remediation  costs that may arise. At June 30, 2005 and December 31,
2004,  the balance of the escrow  account was $.261  million and $.269  million, respectively.  The BNS Co. subsidiary has obtained  insurance against additional known  and  unknown  environmental  liabilities  at the Rhode  Island  Property.
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

Since 1994 the Company's BNS Co.  subsidiary  has been named as a defendant in a total of 584 known claims (as of July 22, 2005) relating to these pumps. In many cases these claims involve more than 100 other  defendants.  Fifty-four of those claims were filed prior to December  31,  2001.  In 2002 BNS Co. was named in 98 additional  claims;  in 2003 there were a total of 193 new claims filed; and BNS
Co. has received  notice of another 178 claims in 2004. As of July 22, 2005, BNS
Co. has received  notice of another 54 claims.  In 2002,  42 claims were settled for an aggregate of  approximately  $30,000  exclusive of  attorney's  fees.  In
September 2004 three (3)  Pennsylvania  claims were granted Summary Judgment and have been closed. In February 2005 we were notified that five (5) NJ claims were granted summary judgment in November 2004 and are now closed.  In March 2004, 68 of the MI claims were settled and/or dismissed, with only one claimant receiving any money ($500.00).

In April 2004 three (3) Michigan claims were dismissed.  In October 2004 one (1)
claim was  dismissed.  In November  2004 twenty (20) claims were  dismissed.  In
December  2004  fifty-six  (56)  claims were  dismissed  with seven (7) of these claims  settling for $500.00  each for a total of $3,500.  In May 2005 seven (7)
claims were dismissed. In June 2005 fifty-five (55) claims were dismissed. There were 313 known  claims  open and  active  as of July 22,  2005.  However,  under certain circumstances, some of the settled claims may be reopened.

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

                                       10

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

BNS Co.  annually  receives  retroactive  billings or credits from its insurance carriers  for any  increase or decrease in claims  reserves as claims are filed, settled or  dismissed,  or as estimates of the ultimate  settlement  and defense costs for the  then-existing  claims are revised.  In addition,  the Company has recorded a liability of $349 on the  consolidated  balance sheet relating to the open and active  claims  against  BNS Co. as of June 30,  2005.  This  liability represents  an estimate of the likely  costs to defend  against or settle  these claims by BNS Co.  beyond the amounts  reserved by the  insurance  carriers  and previously funded,  through the retroactive billings, by BNS Co. However,  there can be no assurance  that the Company will not need to take  additional  charges against BNS Co. in connection with the defense,  settlement or judgment of these existing  claims.  Projecting the costs of future claims is subject to variables that are extremely difficult to predict,  and there can be no assurance that the number of  future  claims  and the  related  costs of  defense,  settlements  or judgments  will be consistent  with the  experience to date relating to existing claims.

As of August 12,  2005,  no known toxic tort or asbestos  claims have been filed against BNS Holding,  which came into  existence in December  2004 and has never conducted any active business  operations.  There can be no assurance,  however, that monies received by BNS Holding from its  wholly-owned  subsidiary by way of reimbursement  for  "public  company  reporting  costs" that were  formerly  the responsibility  of BNS Co. or by way of dividends  or otherwise  might not under some circumstances be subject to claims against BNS Co.

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

                                       11

The market  price of the  Company's  Common  Stock could  decline as a result of sales of  shares  by the  Company's  existing  shareowners,  as a result  of the
Company's  possible  failure to meet the listing  standards  of the Boston Stock
Exchange, or as a result of financial results for future periods.

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOL'S") MAY BECOME SIGNIFICANTLY
LIMITED

The Company had NOL's of  approximately  $48.3  million at June 30, 2005,  which were  available  to offset  taxable  earnings in the  future.  In the event of a
"change of ownership"  within the meaning of Section 382 of the Internal Revenue
Code,  the ability of the Company to use these  NOL's to offset  future  taxable earnings becomes significantly  limited.  While the Company's management and tax advisors  believe the Company has not, as of June 30, 2005,  experienced  such a
"change  of  ownership,"  based  on  their  examination  of  public  shareholder documents  filed  with the SEC,  it  appears  that the  Company  is close to the threshold for such a change.

"GOING CONCERN" MODIFICATIONS IN AUDIT OPINION

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure  controls  and  procedures  that are designed  with the  objective of ensuring  that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934, such as this Form 10-QSB, is reported in accordance with the Securities and Exchange  Commission's  rules.  Disclosure controls are also designed with the objective of ensuring that such  information is accumulated and  communicated  to the Company's  Chief Executive  Officer and
Chief  Financial   Officer,   to  allow  timely  decisions   regarding  required
disclosure.

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation under the supervision and with the  participation of the Company's management,  of the  effectiveness  of  the  design  and  the  operation  of the
Company's disclosure controls and procedures pursuant to Securities Exchange Act
Rules  13a-15(e)  and  15d-15(e).  Based  upon that  evaluation,  the  Company's management  concluded that the Company's  disclosure controls and procedures are effective  to ensure that  information  required to be  disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and  reported  within  the  time  periods  specified  by  the  SEC's  rules  and regulations.  There  were  no  significant  changes  in the  Company's  internal controls or in other  factors that could  significantly  affect  these  controls subsequent to the date of their evaluation.

A control  system,  no matter how well conceived and operated,  can provide only reasonable,  not absolute,  assurance  that the objectives of the control system are  met.  Because  of the  inherent  limitations  in all  control  systems,  no evaluation of controls can provide  absolute  assurance  that all control issues and instances of fraud, if any, within a company have been detected.

                                       12

Certification  of Mr.  Warren as Chief  Executive  Officer  and Chief  Financial
Officer  regarding,  among other items,  disclosure  controls and procedures are included as exhibits to this Form 10-QSB.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The 2005 annual meeting of stockholders was held on June 13, 2005.

     (c)   Matters voted on at the meeting and the number of votes cast:

           Proposal No. 1 - Election of Directors for a term of one year.

           NAME                            SHARES FOR           WITHHELD VOTE

           Richard M. Donnelly              2,511,234              82,130
           J. Robert Held                   2,511,234              82,130
           Jack Howard                      2,475,971             117,393
           James Henderson                  2,502,919              90,445
           Kenneth N. Kermes                2,509,737              83,627

           Proposal  No. 2 - To ratify the  appointment  of Ernst & Young LLP as auditors of the Company for the year ending December 31, 2005.

           For                              2,583,872
           Against                              8,590
           Abstain                                902

ITEM 6.   EXHIBITS

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
                                           ------------------------------------
                                           Michael Warren
                                           President and Chief Financial Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

August 12, 2005

                                       13