Form 10QSB
period 2005-09-30
BNS HOLDING, INC.
filed 2005-11-08
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
              (Address of principal executive offices and zip code)

                                 (401) 848-6300
                                 --------------
              (Registrant's telephone number, including area code)

          Check whether the issuer (1) filed all reports required to be filed by
Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes X   No
                                                                        ---     ---

          Indicate by a check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes X   No
                                                 ---     ---
          State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,025,444 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of November 5, 2005.

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
                                               -----------------
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                  (dollars in thousands except per share data)
                                                  (unaudited)

                                                        For the Quarter                 For the Nine Months
                                                       Ended September 30,              Ended September 30,

                                                      2005             2004            2005              2004
                                                      ----             ----            ----              ----

General and administrative                          $   502          $   786          $ 1,414          $ 1,918
                                                    -------          -------          -------          -------
Operating loss                                         (502)            (786)          (1,414)          (1,918)
Other income, net                                       153              105              259              169
                                                    -------          -------          -------          -------
Loss from continuing
   operations before income tax                        (349)            (681)          (1,155)          (1,749)

Income (loss) from discontinued
   operations                                          --                 52              (20)           9,412
                                                    -------          -------          -------          -------
Net income (loss)                                   $  (349)         $  (629)         $(1,175)         $ 7,663
                                                    =======          =======          =======          =======

Net income (loss) per share basic
   and diluted:
     Continuing operations                          $ (0.12)         $ (0.23)         $ (0.38)         $ (0.58)
     Discontinued operations                           --               0.02            (0.01)            3.14
                                                    -------          -------          -------          -------
Net income (loss) per common
   share basic and diluted                          $ (0.12)         $ (0.21)         $ (0.39)         $  2.56
                                                    =======          =======          =======          =======

Weighted average shares
outstanding:
   Basic                                              3,020            3,012            3,019            2,999
                                                    =======          =======          =======          =======
   Diluted                                            3,020            3,012            3,019            2,999
                                                    =======          =======          =======          =======

                   *The accompanying notes are an integral part of the financial statements.

                                                       2

                                               BNS HOLDING, INC.
                                               -----------------
                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------
                                             (dollars in thousands)

                                                                                 September 30,      December 31,
                                                                                     2005               2004
                                                                                  (unaudited)
                                                                                 -------------      ------------

                                         ASSETS
Current Assets:
   Cash                                                                           $ 20,781          $ 20,922
   Prepaid expenses & other current assets                                             763               666
                                                                                  --------          --------
      Total current assets                                                          21,544            21,588
Machinery and equipment                                                                 37                37
Less accumulated depreciation                                                           29                25
                                                                                  --------          --------
                                                                                         8                12
Restricted cash                                                                        423             1,484
Other assets                                                                           137              --
                                                                                  --------          --------
                                                                                  $ 22,112          $ 23,084
                                                                                  ========          ========
                           LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                          $  1,222          $  1,047
                                                                                  --------          --------
      Total current liabilities                                                      1,222             1,047
Commitments and contingencies                                                         --                --
Shareowners' equity:
   Preferred stock; $1.00 par value; authorized
   1,000,000 shares; none issued                                                      --                --
   Common Stock:
      Class A, par value, $.01; authorized 30,000,000
      shares; issued 3,033,962 shares at September
      30, 2005 and 2,999,051 shares at December 31,
      2004                                                                            30                30
      Class B, par value, $.01; authorized 2,000,000
      shares; issued 0 shares at September 30, 2005
      and 29,911 shares at December 31, 2004                                          --                --
   Additional paid-in capital                                                       87,106            87,072
   Accumulated deficit                                                             (65,780)          (64,605)
   Unamortized value of restricted stock awards                                        (11)               (5)
   Treasury stock: 8,518 shares at  cost                                              (455)             (455)
                                                                                  --------          --------
     Total shareowners' equity                                                      20,890            22,037
                                                                                  --------          --------
                                                                                  $ 22,112          $ 23,084
                                                                                  ========          ========

                   * The accompanying notes are an integral part of the financial statements.

                                                       3

                                      BNS HOLDING, INC.
                                      -----------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                                    (dollars in thousands)
                                         (unaudited)

                                                                   For the Nine Months Ended
                                                                         September 30,

                                                                     2005              2004
                                                                     ----              ----
CASH USED IN OPERATIONS:
Net income (loss)                                                 $ (1,175)         $  7,663
Adjustments to reconcile net (loss) income to net used in
   Operating activities:
      Depreciation and amortization                                     32                34
      Gain on sale of business, net of expenses                       --              (9,309)
      Changes in operating assets and liabilities                       78            (4,523)
      Changes in assets and liabilities related to
      discontinued operations and assets held for sale                --                 (34)
      Payment of long term sales and use tax liability                --                (172)
      Changes in restricted cash                                     1,061            (1,069)
                                                                  --------          --------
   Net Cash Used in Operations                                          (4)           (7,410)
                                                                  --------          --------

INVESTMENT TRANSACTIONS:
Increase in other assets                                              (137)             --
Proceeds from sale of business, net of expenses                       --               9,654
                                                                  --------          --------
   Cash (Used in) Provided by Investing Transactions                  (137)            9,654
                                                                  --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               --                  55
                                                                  --------          --------

CASH AND CASH EQUIVALENTS:
(Decrease) Increase during the period                                 (141)            2,299
Beginning balance                                                   20,922            14,101
                                                                  --------          --------
Ending balance                                                    $ 20,781          $ 16,400
                                                                  ========          ========

SUPPLEMENTARY CASH FLOW INFORMATION:
   Income taxes paid                                                  --            $     30
                                                                  ========          ========

          * The accompanying notes are an integral part of the financial statements.

                                              4

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
     considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not indicative of the results that may be expected for the year ended
     December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
     Report on Form 10-K for the year ended December 31, 2004.

2.   Discontinued Operations - As a result of the sale of UK Subsidiary in June
     2004, the Company has presented the gravel & landfill operations in discontinued operations for the nine months ended September 30, 2004. The loss reported in discontinued operations in 2005 contains expenses related to the sale of the Rhode Island Property and the UK Property.

3.   Diluted loss per share is the same as basic loss per share from continuing operations in 2005 and 2004 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations. A total of 5,000 unvested restricted shares as of
     September 30, 2005 have an antidilutive effect and are not included in the calculation.

4.   Comprehensive income (loss) is the same as net income (loss) for the three months and nine months ended September 30, 2005 and 2004.

5.   During the quarter ended March 31, 2005, the Company was notified that the restriction on the UK tax escrow balance would be released with the exception of 90 British Pounds. In May 2005, the Company received $973 representing 545 British Pounds that was released from the tax escrow balance. The remaining 90 British Pounds was classified within restricted cash and is related to possible tax, interest and penalties that may be assessed by the U.K. tax authority in connection with discontinued
     operations.

6.   Other assets include fees accrued and paid to outside consultants for matters related to the Company's search for an acquisition candidate. These costs will become part of the cost of an acquired business upon consummation of an acquisition, or expensed if it becomes clear that an acquisition will not be consumated.

7.   Litigation - The Company is a defendant in a variety of legal claims that arise in the normal course of business relating primarily to operations no longer owned by the Company, and is involved in certain environmental proceedings. Based upon the information presently available to management, the Company believes that any unrecorded contingent liability for these claims would not have a material effect on the Company's results of operations or financial condition.

8.   On April 13, 2005, the Company converted its issued and outstanding shares of series B common stock into shares of the Company's series A common stock, on a share-for-share basis, effective May 2, 2005. As of April 13,
     2005, there were 6,318 shares of series B common stock issued and outstanding.

9.   On January 24, 2005, an aggregate of 5,000 shares of series A restricted stock were awarded to five directors in partial payment of the retainer fee for the 2005 year. These restricted shares are subject to forfeiture and do not vest until the director has continuously served as a director through
     January 24, 2006.

     The forfeiture restrictions on restricted stock granted in January 2005 will lapse and the shares will vest immediately prior to termination of service as a director on accounts of death or disability or, if earlier, on the day immediately prior to happening of certain events, namely, a merger or other business combination or other change in control transaction, dissolution or filing by the Company under bankruptcy laws. Prior to vesting or forfeiture of the restricted shares, directors are entitled to receive dividends and to vote the shares. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period.
     Compensation expense for the three months and nine months ended September
     30, 2005 was $9 and $28, respectively. Compensation expense for the three months and nine months ended September 30, 2004 was $10 and $29, respectively.

BNS HOLDING, INC.
-----------------

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

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30,
2004

Operating loss for the three months ended September 30, 2005 of $502 was $284 lower than the three months ended September 30, 2004 and includes $150 of accrued insurance costs relating to claims that were subsequently settled in
October, 2005 (see Environmental and Product Liability Risks below). Operating loss for the nine months ended September 30, 2005 of $1,414 was $504 less than the nine months ended September 30, 2004. The Company has continued to reduce corporate level administration expenses over last year. The operating loss for
2004 includes legal and professional costs incurred in connection with ongoing litigation, and the sale of assets and exploration of strategic alternatives.

Other income, net amounted to $153 for the three months ended September 30, 2005 compared with $105 for the three months ended September 30, 2004. Other income, net amounted to $259 for the nine months ended September 30, 2005 compared with
$169 for the nine months ended September 30, 2004. Other income, net in the three months and nine months ended September 30, 2005 and 2004 consists primarily of interest income offset by the unrealized foreign exchange losses generated by the UK escrow account. Interest income increased primarily as a result of higher cash balances in the three months and nine months ended
September 30, 2005.

No income taxes are provided for the U.S. operation as the Company has a loss in the current year and has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued operations amounted to loss of $20 for the nine months ended
September 30, 2005 versus a gain of $9,412 for the nine months ended September
30, 2004. The loss reported in discontinued operations in 2005 primarily pertains to expenses paid out of the escrow account established in connection with the sale of UK Property and to expenses related to the North Kingstown property. The income reported in 2004 was related to the operations and the sale of the U.K. properties offset by payments of expenses related to the North
Kingstown property.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash of $20,781 at September 30, 2005. This is a decrease from the cash balance at December 31, 2004 of $20,922. The decrease is primarily attributable to the expenses of operations for the nine months ended
September 30, 2005 offset by the release of restriction on the UK tax escrow.

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

CASH FLOW AND WORKING CAPITAL

Net cash used in the operations for the nine months ended September 30, 2005 was
$4. The Company had working capital related to continuing operations of $20,322 at September 30, 2005 and $20,541 at December 31, 2004. This decrease in working capital is primarily attributable to the expenses of operations for the nine months ended September 30, 2005 offset by the release of restriction on the UK tax escrow.

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
established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At September 30, 2005 and December
31, 2004, the balance of the escrow account was $.261 million and $.269 million, respectively. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode Island Property.
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

Since 1994 the Company's BNS Co. subsidiary has been named as a defendant in a total of 604 known claims (as of September 30, 2005) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. In 2002 BNS Co. was named in
98 additional claims; in 2003 there were a total of 193 new claims filed; in
2004 there were a total of 178 new claims filed, and as of September 30, 2005,
BNS Co. has received notice of another 74 claims. In 2002, 42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney's fees.
In September 2004 three (3) Pennsylvania claims were granted Summary Judgment and have been closed. In February 2005 we were notified that five (5) NJ claims were granted summary judgment in November 2004 and are now closed. In addition,
2 claims have been dismissed and 3 claims closed through summary judgment in
Pennsylvania. In March 2004, 68 of the MI claims were settled and/or dismissed, only one claimant received any money ($500.00), all others were dismissed.

 In April 2004 three (3) Michigan claims were dismissed. In October 2004 one (1)
claim was dismissed. In November 2004 twenty (20) claims were dismissed. In
December 2004 fifty-six (56) claims were dismissed with seven (7) of these claims settling for $500.00 each for a total of $3,500. In May 2005 seven (7)
claims were dismissed. In June 2005 fifty-five (55) claims were dismissed. In
August 2005, 25 claims were dismissed and 6 settled for $500.00 each. In October
2005, the Company and its insurers settled two claims for an aggregate of
$150,000 and an additional two claims were dismissed. There were 302 known claims open and active as of September 30, 2005. However, under certain circumstances, some of the settled claims may be reopened.

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

BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $499 on the consolidated balance sheet relating to the open and active claims against BNS Co. as of September 30, 2005. This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by BNS Co. However, there can be no assurance that the Company will not need to take additional charges against BNS Co. in connection with the defense, settlement or judgment of these existing claims. Projecting the costs of future claims is subject to variables that are extremely difficult to predict, and there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims.

As of November 5, 2005, no known toxic tort or asbestos claims have been filed against BNS Holding, which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance, however, that monies received by BNS Holding from its wholly-owned subsidiary by way of reimbursement for "public company reporting costs" that were formerly the responsibility of BNS Co. or by way of dividends or otherwise might not under some circumstances be subject to claims against BNS Co.

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

On April 13, 2005, the Company converted its issued and outstanding shares of series B common stock into shares of the Company's series A common stocks, on a share-for-share basis, effective May 2, 2005.

The market price of the Company's Common Stock could decline as a result of sales of shares by the Company's existing shareowners, as a result of the
Company's possible failure to meet the listing standards of the Boston Stock
Exchange, or as a result of financial results for future periods.

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOL'S") MAY BECOME SIGNIFICANTLY
LIMITED

The Company had NOL's of approximately $52.4 million at September 30, 2005, which were available to offset taxable earnings in the future. In the event of a
"change of ownership" within the meaning of Section 382 of the Internal Revenue
Code, the ability of the Company to use these NOL's to offset future taxable earnings becomes significantly limited. While the Company's management and tax advisors believe the Company has not, as of September 30, 2005, experienced such a "change of ownership," based on their examination of public shareholder documents filed with the SEC, it appears that the Company is close to the threshold for such a change.

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

ITEM 6.   EXHIBITS

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, BNS
Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BNS HOLDING, INC.

                                     By:   /s/ Michael Warren
                                           -------------------------------------
                                           Michael Warren
                                           President and Chief Financial Officer
                                           (Principal Executive Officer and
                                               Principal Financial Officer)

November 8, 2005

                                                                    EXHIBIT 31.1

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A)

I, Michael Warren, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of BNS Holding, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a)   Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          c)   Disclosed in this report any change in the small business
issuer's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

          Date: November 8, 2005

                                           /s/ Michael Warren
                                           -------------------------------------
                                           Michael Warren
                                           President and Chief Executive Officer

                                                                    EXHIBIT 31.2

       CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A)

I, Michael Warren, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of BNS Holding, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a)   Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          c)   Disclosed in this report any change in the small business
issuer's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

          Date: November 8, 2005

                                                         /s/ Michael Warren
                                                         -----------------------
                                                         Michael Warren
                                                         Chief Financial Officer

                                                                      EXHIBIT 32

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
REQUIRED BY SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of BNS Holding, Inc., a Delaware corporation (the
"Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005
(the "Form 10-QSB") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

            Date: November 8, 2005

                                               /s/ Michael Warren
                                               ---------------------------------
                                               Michael Warren
                                               Chief Executive Officer and Chief
                                                  Financial Officer

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter
63 of Title 18, United States Code) and is not being filed as part of the Form
10-QSB or as a separate disclosure document for purposes of Section 18 of the
Securities Exchange Act of 1934.

A signed original of this written statement required by Section 906 has been provided to BNS Holding, Inc. and will be retained by BNS Holding, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.