Form 10KSB
period 2005-12-31
BNS HOLDING, INC.
filed 2006-03-07
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission file number: 1-5881

                                BNS HOLDING, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              201953457
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

25 Enterprise Center, Suite 103, Middletown, Rhode Island           02842
---------------------------------------------------------    -------------------
         (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: (401) 848-6300

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
             Title of each class                         on which registered

Class A Common Stock, par value $.01 per share          Boston Stock Exchange
----------------------------------------------     -----------------------------

       Preferred Stock Purchase Rights                  Boston Stock Exchange
----------------------------------------------     -----------------------------

Securities registered under Section 12(g) of the Exchange Act:

                 Class B Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The issuer had no revenues for its fiscal year ended December 31, 2005.

      The aggregate market value of the issuer's common equity held by non-affiliates, as of December 31, 2005, was $18,303,936.

      As of February 3, 2006, there were 3,025,444 shares of the issuer's Class
A common stock and no shares of its Class B common stock outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                BNS HOLDING, INC.

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I

PART II

ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
               16(a) OF THE EXCHANGE ACT........................................................................27
ITEM 10.       EXECUTIVE COMPENSATION...........................................................................30
ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                                     PART I

      Unless the context otherwise requires, references in this Annual Report on
Form 10-KSB to "the Company", "we" or "our" refer to BNS Holding, Inc. and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS.

      Prior to December 14, 2004, BNS Co. was a publicly traded company
(formerly known as Brown & Sharpe Manufacturing Company). Effective December 14,
2004, BNS Co. completed a reorganization (the "Holding Company Reorganization")
with BNS Holding, Inc., a newly-formed Delaware corporation ("BNS Holding"). By virtue of the Holding Company Reorganization, BNS Co. became a direct, wholly-owned subsidiary of BNS Holding. Except for some technical changes, the provisions of the certificate of incorporation of BNS Holding after the effective time of the Holding Company Reorganization and BNS Co. prior to the effective time of the Holding Company Reorganization are identical. The authorized capital stock of BNS Holding after the effective time of the Holding
Company Reorganization and the designation, rights, powers and preferences of such capital stock, and its qualifications, limitations and restrictions, are identical to those of BNS Co. prior to the effective time of the Holding Company
Reorganization. Stockholders of BNS Co. received securities of the same class showing the same proportional interests in BNS Holding, having the same designations, rights, powers and preferences, and having the same qualifications, limitations and restrictions, as those held in BNS Co. BNS
Holding is the successor registrant of BNS Co. for the purpose of filings with the Securities and Exchange Commission (the "SEC").

GENERAL

      BNS Co. was founded in 1833 and was engaged in the Metrology Business and the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines. BNS Co. sold its
Metrology Business in 2001, its interest in its development stage measuring software subsidiary, Xygent Inc., in 2002, its North Kingstown, Rhode Island
property (the "Rhode Island Property") in 2003, and its U.K. subsidiary on June
16, 2004.

      The Company at present has no active trade or business operations but is searching for a suitable business to acquire. As previously disclosed in our
June 11, 2004 press release, after completion of the sale of the U.K.
subsidiary, the Company began a search for a suitable acquisition candidate. The
Company has entered into continuing negotiations with an undisclosed party for the acquisition of the assets of an operating business. As of the date of this filing, no definitive agreement has been signed and there can be no assurance that any such agreement will ever be signed. However, certain costs have been incurred in connection with this potential acquisition. The Company has recorded these costs as Deferred Acquisition Costs on its December 31, 2005 Balance
Sheet.

SALE OF RHODE ISLAND PROPERTY AND U.K. SUBSIDIARY

      On June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of
February 5, 2004 between the Company, its U.K. subsidiary, BNS International,
Ltd., and Bath Road Holdings, Limited (the "U.K. Subsidiary"), and after stockholder approval on June 11, 2004, the Company sold its real estate holdings in the U.K. for 5.5 million British Pounds, which constituted the sale of substantially all of the Company's remaining assets. The purchase price had been determined by arms-length negotiations between representatives of the Company and representatives of Bath Road Holdings, Limited. The transaction was in the form of the sale of the stock of the Company's U.K. Subsidiary that held title to the property and the sale of the Company's note receivable from the U.K.
Subsidiary.

      The Company reported a gain of $9.31 million net of expenses on the sale.
Net proceeds received amounted to $9.66 million out of which an escrow account, as part of the Purchase and Sales Agreement, was established. The current balance of the escrow account is 93,000 British Pounds and is held jointly by the Company's and purchaser's respective U.K. solicitors for any tax that the
U.K. government may claim against the former U.K. Subsidiary for the then U.K.
operation and will be held in escrow until such time as any inquiry from the
U.K. government as to taxes is closed (but in any event, no later than January,
2007). This escrow account is included in restricted cash on the consolidated balance sheet. Should any such tax liability arise, the amount of the gain on the sale would be reduced by the amount of any such liability. On July 30, 2004, the Company received a post-closing adjustment in the amount of 31,000 British
Pounds representing the net working capital of the U.K. Subsidiary at the time of closing. This amount has been included in the gain presented above.

      On March 14, 2005, the Company was informed by the U.K. Inland Revenue
Service that the Company is not liable for any corporation tax on capital gains resulting from the 2004 sale of the U.K. Subsidiary. The Company was also informed that the condition giving rise to its contingent liability relating to the sale of the Metrology Business in 2001 has been resolved. Accordingly, $1.3 million reserved for this contingency, classified as a long term liability on the Company's Consolidated Balance Sheets, has been reversed and recorded as a gain included in Discontinued Operations for the year ending December 31, 2004.

      On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of
April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC
("Wasserman"), the Company sold the Rhode Island Property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres), and reported a gain of $15.21 million net of expenses on the sale. The Company received proceeds of $18.86 million net of expenses.
Additionally, the Company established an environmental escrow in the amount of
$.331 million to cover certain environmental remediation costs. This escrow account, which had a balance of $.262 million at December 31, 2005, is presented as restricted cash on the consolidated balance sheet except for the interest earned which is presented as part of the unrestricted cash. The utilization of the funds in the escrow has been reported as a component of gain from sale of discontinued operations. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of
Wasserman. After the sale of the Rhode Island Property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

STRATEGIC ALTERNATIVES

      The sale of the Rhode Island Property and the sale of U.K. property were part of the Company's plan to sell its remaining assets and seek other strategic alternatives. In furtherance of this strategy, the Company has entered into negotiations with an undisclosed party for the acquisition of the assets of an operating business. As of the date of this filing, no definitive agreement has been signed and there can be no assurance that such an agreement will be signed.
The Company may also pursue a plan that would involve the sale of the Company through a merger or other change in control transaction.

EMPLOYEES

      At February 3, 2005, the Company had one full time employee and one part-time employee located in its corporate headquarters Middletown, Rhode
Island, plus its President, CEO, and CFO, who is a consultant to the Company.
There was one full time and one part-time employee at December 31, 2004 and
2005. The one part time employee left the company in January 2005, but was re-hired to assist with the possible acquisition of assets noted above. The
Company also relies on various outside service providers for legal, accounting and tax support.

AVAILABILITY OF FILINGS WITH THE SEC

      The Company's public filings with the SEC, including its Annual Report on
Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and
all exhibits and amendments to these reports, are available free of charge on the SEC's web site, which is WWW.SEC.GOV. Copies of these filings may also be obtained free of charge by contacting us at 25 Enterprise Center, Middletown,
Rhode Island 02842, or by telephone at (401) 848-6400.

ITEM 2. DESCRIPTION OF PROPERTY.

      The following table sets forth certain information concerning the
Company's facilities:

                           Owned/                                   Approximate
     Location              Leased           Principal Use               Area
     --------              ------           -------------               ----

Middletown, RI, USA        Leased           Executive Office       1,540 Sq. Ft.

      The Middletown, RI offices are leased for a term of three years commencing on July 1, 2003 and continuing until June 30, 2006. The Company pays approximately $2,000 per month for the leased premises and has notified the landlord of its intent to renew the lease for another three-year period.

ITEM 3. LEGAL PROCEEDINGS.

ENVIRONMENTAL MATTERS

      Subsequent to the sale of our subsidiary, Xygent, in 2002, the nature of the Company's operations are not affected by environmental laws, rules and regulations relating to these businesses. However, because the Company and its subsidiaries and predecessors had conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted, from time to time the Company may be subject to environmental claims.
As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws.

      A Phase II environmental investigation on the Rhode Island Property, completed in June 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management ("RIDEM"). After
extensive testing, the Company submitted a Remedial Action Work Plan ("RAWP") to
RIDEM, and on November 7, 2002, RIDEM issued a letter approving the RAWP.

      In April of 2003, the Company awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially complete as of December 2003, and in connection with the August
26, 2003 sale of the Rhode Island Property the Company established an escrow account in the amount of $.331 million to cover ongoing site monitoring and any additional remediation costs that may arise. The Company has obtained insurance against additional known and unknown environmental liabilities at the Rhode
Island Property. However, there is no assurance that the Company will not incur additional costs for remediation above the escrowed amount and insurance limits, and that ongoing monitoring of contaminants will not indicate further environmental problems.

      The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to its gravel extraction and landfill property in the U.K. In addition, the Company received a report dated
October 2000, which was updated in July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to the property. As mentioned above, the Company sold the U.K. property in June 2004.
The Company has made no environmental representations or indemnifications under this agreement.

PRODUCT LIABILITY AND OTHER MATTERS

      The Company receives claims from time to time for toxic tort injuries related to past products manufactured by the Company and other business activities. Most of these claims result from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company's former pump division, which was sold in 1992.
There have also been tort claims brought by owners and users of machine tools manufactured and sold by divisions that were sold in 1993, and a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims. The Company has insurance coverage, but in general the coverage available has limitations.

      The Company expects that it will continue to be subject to additional toxic-tort claims in the future. As a matter of Delaware law, the directors are required to take the probability of future claims into consideration and provide for final resolution of them in any liquidation strategy. Thus far these claims have not resulted in any material exposure, but there is no assurance that this will be the result of all such future toxic-tort claims. Because the law in this area is developing rapidly, and because such environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty the nature and amount of, potential environmental liability related to these operations or locations that the
Company may face in the future.

LITIGATION

      The Company is a defendant in a variety of legal claims that arise in the normal course of business. Beginning in 1994, the Company's BNS Co. subsidiary has been served notice that it has been named as a defendant in a total of 601 known asbestos-related toxic-tort claims (as of January 31, 2006). In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. Additional claims were filed in subsequent years as follows: In 2002, 98 claims; in 2003, 194 claims; in 2004,
178 claims; and in 2005, 76 claims. As of January 31, 2006, there has been one additional claim filed.

      In 2002, 42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment, and one claim was dismissed and closed. In 2004, eight claims were granted Summary Judgment and were closed, and 144 claims were dismissed, and seven claims were settled for $500 each. In 2005, six claims were granted summary judgment and were closed, 107 claims were dismissed and 6 were settled for $500 each. In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. There were 275 known claims open and active as of
January 31, 2006. However, under certain circumstances, some of the settled claims may be reopened.

      The Company believes it has significant defenses to any liability for toxic-tort claims on the merits. It should be noted that, to date, none of these toxic-tort claims have gone to trial and, therefore, there can be no assurance that these defenses will prevail. However, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

      It has become apparent that the possibility that additional toxic-tort claims will be asserted in the future, and the impact of this possibility on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company's ability to determine future distributions to shareholders or to negotiate a satisfactory merger or other change-in-control transaction with a third party. These potential claims would also affect the ability of the Company to effect an orderly liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11
federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of 2005 to a vote of our stockholders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER
        PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      The Company's Class A Common Stock is listed on the Boston Stock Exchange under the symbol "BNC" and is traded on the NASD Over-the-Counter (OTC) Bulletin

Board, where market makers and other dealers provide bid and ask quotations.
Since December 15, 2004, the Company's Class A Common Stock has traded on the
OTC Bulletin Board under the symbol "BNSIA" and prior to the Holding Company
Reorganization on December 14, 2004, the stock of BNS Co. traded on the OTC
Bulletin Board under the symbol "BNSXA". Set forth below are the high and low prices for the Class A Common Stock on the OTC Bulletin Board during the last two fiscal years. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                           High                     Low
                                           ----                     ---
      2005
      ----

      4th Quarter                          $6.60                   $6.00
      3rd Quarter                           6.90                    6.45
      2nd Quarter                           7.00                    6.50
      1st Quarter                           7.05                    6.40

      2004
      ----

      4th Quarter                          $6.77                   $6.47
      3rd Quarter                           6.60                    6.05
      2nd Quarter                           6.40                    5.90
      1st Quarter                           6.75                    5.55

      At January 31, 2006, the Company had approximately 1,327 shareholders of record of its Class A Common Stock.

      We have not declared or paid dividends on our Class A Common Stock and do not anticipate declaring or paying any cash dividends on our Class A Common
Stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our Class
A Common Stock only if and when declared by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

      We maintain a 1999 Equity Incentive Plan. As of February 23, 2006, there were no restricted shares of Class A Common Stock and no stock options to purchase shares of Class A Common Stock outstanding under the Plan.

      The following table provides information as of December 31, 2005 with respect to the shares of Class A Common Stock that may be issued under our existing equity compensation plan:

                                                                                                       Number of
                                       Number of securities to            Weighted-average            securities
                                            be issued upon                exercise price of            remaining
                                       exercise of outstanding          outstanding options,         available for
Plan Category                        options, warrants and rights        warrants and rights        future issuance
-------------                        ----------------------------       --------------------        ---------------
Equity compensation
plans approved by
security holders (1)                               0                             $0                      91,645

Equity compensation
plans not approved by
security holders                                   0                             $0                           0

----------
(1)   Represents our 1999 Equity Incentive Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document.

OVERVIEW

      The Company at present has no active trade or business operations but is searching for a suitable business to acquire. The Company has entered into negotiations with an undisclosed party for the acquisition of the assets of an operating business. As of the date of this filing, no definitive agreement has been signed and there can be no assurance that such an agreement will be signed.
However, certain costs have been incurred in connection with this potential acquisition. The Company has recorded these costs as Deferred Acquisition Costs on its December 31, 2005 Balance Sheet.

      On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of
April 28, 2003, as amended, the Company sold the Rhode Island Property and on
June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of February
5, 2004, the Company sold its U.K. Subsidiary.

      The accompanying financial statements present the U.K. Subsidiary and the
Rhode Island Property as discontinued operations. The financial statements for prior periods have been restated. The discussions below relate only to the continuing operations of the Company, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

      This "Management's Discussion and Analysis or Plan of Operation" as well as other portions of this Report contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of assumptions, risks, and uncertainties that could cause the actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. They involve known and unknown risks, uncertainties, and other factors, which are in some cases beyond the control of the Company. Additional information regarding these risk factors and uncertainties is described more fully in the Company's SEC filings.
A copy of all filings may be obtained from the SEC's EDGAR web site,
WWW.SEC.GOV, or by contacting the Corporate Secretary at the Company's headquarters or by telephone (401) 848-6400. The Company does not maintain a web site. This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Consolidated Financial Statements and the
Notes thereto included elsewhere in this Report.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company had no "off balance sheet arrangements" (as defined in the applicable SEC rule) during fiscal 2005.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations (as defined in the applicable SEC rule) as of December 31, 2005 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

                                            Total           2006           2007
                                            -----           ----           ----
Lease obligation                          $     12        $     12       $    --
                                          --------        --------       -------

Total contractual obligations             $     12        $     12       $    --
                                          ========        ========       =======

CRITICAL ACCOUNTING POLICIES

      This "Management's Discussion and Analysis or Plan of Operation" is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of
America. The accounting policies used in reporting the financial results are reviewed on a regular basis. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates, including those related to accounts receivable, contingencies and litigation are evaluated. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates are reviewed by management on an on-going basis.

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

      The Company is currently involved in certain legal disputes and environmental proceedings, including toxic-tort claims, other product liability claims and claims relating to other business activities. See "Litigation" in
Item 3 of this Report. An estimate of the probable costs for the resolution of these claims has been accrued. This estimate has been developed in consultation with outside counsel and other experts and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. It is believed that these proceedings will not have a material adverse effect on our consolidated results of operations or financial condition.
It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. It is also possible that future results of operations for any particular quarterly or annual period could be materially affected by additional claims against the Company arising from new legal disputes, including future toxic-tort claims, and environmental proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based
Payment" (Statement 123(R)"). Statement 123 (R) replaces SFAS No. 123
"Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25
"Accounting for Stock Issued to Employees", and amends SFAS No. 95 "Statement of
Cash Flows". Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Per APB Opinion No. 25, compensation expensed was recognized only to the extent the fair value of the common stock exceeded the stock option exercise price at the measurement date. In addition,
SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. Statement 123 (R) is effective for small business issuers at the beginning of the first interim or annual period beginning December 15,
2005. We expect to adopt Statement 123(R) in the first quarter of fiscal 2006.

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

      The Company recorded net loss of $1.2 million in 2005 and net income of
$8.8 million in 2004. The 2005 and 2004 results include the following:

                                                         In Millions
                                                         -----------
                                                      2005          2004
                                                      ----          ----

      Loss from continuing operations               $  (1.2)      $  (2.0)
      Income from discontinued operations                --          10.8
                                                    -------       -------
      Net (loss) income                             $  (1.2)      $   8.8
                                                    =======       =======

      In 2004, the Company sold its U.K. subsidiary for a gain of $9.3 million.
Since then the Company has had no active trade or business. The loss from continuing operations in 2005 consisted primarily of ongoing operating costs as the Company sought other strategic alternatives, including the search for a suitable acquisition candidate. These costs included general liability insurance, rent for minimal office space, management, legal and audit fees, including the costs associated with being a public company, subject to public reporting and disclosure requirements. Also included was an increase in the
Company's insurance reserve relating to the settlement of two toxic-tort claims for $0.15 million. Included in the operating loss for 2004 was an additional insurance expense amounting to $.3 million resulting from a change in an insurance policy prepaid in 2003. This prepaid policy was originally estimated to provide the Company with a three-year run off insurance coverage in the event that the Company would liquidate after the sale of the U.K. Property in 2004. As
BNS Co. did not liquidate, the policy was revised in the third quarter of 2004.
The insurer applied a portion of the 2003 prepaid balance to the revised policy.
The remaining $.3 million of the initial prepaid policy was expensed during the third quarter ended September 30, 2004.

      The administrative and overhead costs of the Company were partially offset by other income in both 2005 and 2004, which consisted primarily of interest income from invested cash resulting from the sale of the Company's assets in
Rhode Island and the U.K. Other income in 2005 and 2004 was $0.5 million and
$0.3 million, respectively. The increase arose primarily from higher interest rates on invested cash balances.

      No income taxes are provided for the U.S. operation as the Company has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

      The nominal loss from discontinued operations of $.026 million in 2005 arose from expenses relating to ongoing environmental monitoring obligations associated with the Rhode Island Property sold by the Company in 2003. The income reported in discontinued operations in 2004 contains primarily the gain on sale of the Company's U.K. property of $9.3 million, and a gain of $1.3 million resulting from the resolution of a contingent liability relating to the sale of the Metrology Business in 2001.

2004 COMPARED TO 2003

      The Company recorded net income of $8.8 million in 2004 and $12.9 million in 2003. The 2004 and 2003 results include the following:

                                                          In Millions
                                                          -----------
                                                      2004            2003
                                                    Restated        Restated
                                                    --------        --------
      Loss from continuing operations               $  (2.0)        $  (3.3)
      Income from discontinued operations              10.8            16.2
                                                    -------         -------
      Net income                                    $   8.8         $  12.9
                                                    =======         =======

      The loss from continuing operations in 2004 and 2003 includes the
Company's corporate headquarters activities, as described above. General and administrative expenses declined substantially from 2003 to 2004 as the company reduced its overhead costs after selling its operating assets. In 2003 the
Company paid expenses of $.4 million for advisory services and commission related to the ongoing marketing of the U.K. property and the ongoing development of strategic alternatives for the remainder of the Company.

      The income reported in discontinued operations in 2004 contains primarily the gain on sale of the Company's U.K. Subsidiary of $9.3 million, and a gain of
$1.3 million resulting from the resolution of a contingent liability relating to the sale of the Metrology Business in 2001. The income reported in 2003 related to the gain on the sale of the Rhode Island Property ($15.2 million) and the operations of the Rhode Island Property and the U.K. Subsidiary ($1.0 million), before the later sale of each property.

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

      Other income in 2004 of $0.3 million consisted primarily of interest income. Other income in 2003 of $0.1 million consisted of interest income and income related to the cancellation of insurance on executives no longer with the
Company. Interest income increased primarily as a result of higher cash balances in 2004.

      No income taxes are provided for the continuing U.S. operation as the
Company (consolidated) has net operating losses from prior years that are available to offset otherwise taxable current earnings.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had unrestricted cash of approximately $20.5 million at
December 31, 2005, slightly lower than the balance at December 31, 2004. The reduction of $0.4 million resulted primarily from payments related to the pursuit of strategic alternatives that had not been consummated as of December
31, 2005 (and there can be no assurance that it ever will be consummated). The cash used in continuing operations was substantially offset by the release of
$1.1 million of restricted cash from the U.K. escrow account after receipt of notice from the U.K. Inland Revenue Service relating to one of the conditions for which the escrow account was established.

      The Company's ability to continue as a going-concern relies on its investment earnings on its undistributed cash and the earnings from any acquisition, should a transaction be completed. There is no assurance that the future expenses of the Company will not be greater than anticipated, or that its expected cash flow will not be less than anticipated, and that a liquidity problem may not arise as a result of poor economic conditions, lower investment returns, environmental problems, expenses and liabilities associated with product liability claims or expenses of maintaining the Company as a "public"
reporting company.

Cash Flow

      Net cash provided by operations in 2005 was $0.2 million compared with net cash used in operations of $3.0 million in 2004 and $6.9 million in 2003. In the calculation of net cash used in operations for the year ended December 31, 2004, the net income of $8.8 million was reduced by the gain on sale of the U.K.
Subsidiary of $9.3 million and a gain of $1.3 million resulting from the resolution of a contingent liability relating to the sale of the Metrology
Business in 2001. In the calculation of net cash used in operations for the year ended December 31, 2003, the net income of $12.9 million was reduced by gain on sale of the Rhode Island Property of $15.3 million, by the establishment of environmental escrow of $.3 million, by the payment of $1.7 million settlement of a compensation dispute to its former CEO and $1.9 million plus interest to another former CEO of BNS Co. representing pension benefits.

      As noted above, net cash used in investment transactions in 2005 related to a planned acquisition of operating assets that had not been consummated as of
December 31, 2005 and may never be consummated. Net cash provided by investing transactions for 2004 of $9.7 million consisted primarily of the proceeds from the sale of the U.K. Subsidiary. Net cash provided by investing transactions for
2003 of $19.5 million included $.6 million as the final settlement the Company received from Hexagon related to the sale of Xygent, $18.7 million from proceeds of the sale of the Rhode Island Property, $.4 million as the final settlement received by the Company related to the disposal of its electronics division and
$.1 million from the disposal of the securities.

      No cash was used in financing activities in 2005 or 2004. Cash used in financing activities in 2003 of $2.4 million pertains to the repayment of the balance outstanding on the mortgage liability secured by the Rhode Island
Property sold in 2003.

Working Capital

      The Company had working capital of $19.8 million at December 31, 2005 and
$20.5 million at December 31, 2004. This decrease in working capital is primarily the result of the activities associated with the potential acquisition noted above.

                                  RISK FACTORS

WE CANNOT PREDICT WHAT OUR EXPOSURE TO ENVIRONMENTAL AND PRODUCT LIABILITY
CLAIMS WILL BE IN THE FUTURE.

      We currently do not have an active trade or business. However, because the
Company and its subsidiaries and predecessors previously conducted manufacturing operations in locations at which, or adjacent to which, other industrial operations were conducted from time to time, the Company is subject to environmental claims. As with any such operations that involved the use, generation, and management of hazardous materials, it is possible that prior practices, including practices that were deemed acceptable by regulatory authorities in the past, may have created conditions which could give rise to liability under current or future environmental laws. Because the law in these areas is developing rapidly, and because environmental laws are subject to amendment and widely varying degrees of enforcement, the Company may be subject to, and cannot predict with any certainty, the nature and amount of environmental and product liability claims related to these operations or locations that may arise in the future.

IF WE ARE NOT SUFFICIENTLY INSURED AGAINST POTENTIAL LIABILITIES AT THE RHODE
ISLAND PROPERTY, THIS COULD HAVE A NEGATIVE IMPACT ON OUR CASH FLOW.

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
established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At December 31, 2005, the balance of the escrow account consisted of $.254 million of restricted funds and $8,000 of unrestricted accumulated interest. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the
Rhode Island Property. However, we may incur additional costs for remediation above the escrowed amount and insurance limits, and ongoing monitoring of contaminants may indicate further environmental problems.

WE MAY HAVE CONTINUING LIABILITIES FROM THE UK PROPERTY WE SOLD.

      The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the Heathrow property. In addition, the Company received a report dated October 2000, which was updated in
July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, such issues may be identified in the future, through the actions or negligence of the land fill operator or the buyer of the Company's U.K. interests (the "UK Interests")
or other factors, as the buyer continues to operate the property as a land fill.
There is no assurance that there will be no retained liabilities relating to the property, although the Company is not making any environmental representations or indemnifications under the U.K. Agreement.

WE ARE INVOLVED IN MANY CLAIMS RELATING TO ALLEGED ASBESTOS MATERIAL USED IN
PRODUCTS WE PREVIOUSLY SOLD, AND IF OUR INSURANCE DOES NOT COVER OUR EXPOSURE,
WE MAY NEED TO PAY TO SETTLE SUCH CLAIMS.

      The Company receives claims from time to time for toxic-tort injuries related to the alleged use of asbestos material in pumps sold by its former pump division, which was sold in 1992, and other product liability claims relating to the use of machine tools sold by divisions of the Company which were also sold many years ago. Most of these suits are toxic-tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company's former pump division.
The Company has insurance coverage, but in general the coverage available has limitations. The Company expects that it will continue to be subject to additional toxic-tort claims in the future.

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
The claims relate to exposure to this alleged asbestos material.

DUE TO OUR INCOMPLETE INSURANCE RECORDS, WE MAY NOT BE ABLE TO RECOVER FROM OUR
INSURERS UNDER OUR INSURANCE POLICIES.

      In the late 1980's, insurance companies began issuing polices with specific exclusions for claims relating to asbestos. BNS Co. has identified continuous insurance coverage (on an "occurrence" basis) from 1974 through 1988 that does not include such exclusions, with estimated aggregate coverage limits of approximately $158 million for these policy years. The Company estimates that the aggregate remaining self-insured retention (deductible) relating to these policy years is approximately $3 million. Additionally, the Company has identified secondary evidence (such as past billings) indicating that BNS Co.
has additional insurance coverage from 1970 through 1973 that does not include such exclusions. The insurers involved may not recognize this secondary information as evidence that the policies were in place due to incomplete
Company insurance records. We also do not know if the aforementioned insurance coverage has eroded from past claims. Policies issued for BNS Co. beginning in
1989 contained exclusions relating to asbestos. BNS Co.'s insurance records for the periods prior to 1970 are incomplete and do not indicate what insurance coverage is available. The limits noted above relate to a number of insurance carriers. In general, these carriers have acknowledged the evidence of coverage but have declined to verify the limits of coverage until such time as the limits apply. Even if we have insurance coverage for asbestos and other product liability claims under our polices, we may not be able to recover from our insurers in the event that such insurance companies are no longer solvent, have ceased operations, or choose to dispute the coverage or limits of the policies identified by the Company.

OUR RECORDED LIABILITY ON OUR BALANCE SHEET MAY NOT BE SUFFICIENT TO COVER ALL
OF OUR LIABILITY CLAIMS.

      The Company has recorded a liability of $0.5 million on the consolidated balance sheet relating to the open and active claims against BNS Co. as of
December 31, 2005. This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by BNS Co. BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. However, the Company may need to take additional charges in connection with the defense, settlement or judgment of existing claims. Also, the costs of future claims and the related costs of defense, settlements or judgments may not be consistent with the experience to date relating to existing claims.

THE UNCERTAIN PROSPECT OF FUTURE TOXIC-TORT CLAIMS AND THE UNCERTAINTY OF
VALUING SUCH CLAIMS MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO DETERMINE
SHAREHOLDER DISTRIBUTIONS OR TO SELL THE COMPANY.

      It has become apparent that the uncertain prospect of additional toxic-tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company's ability to determine prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company to carry out an orderly liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provision for payments to creditors and contemplated distributions to stockholders.

THE PUBLIC PERCEPTION OF SHARES TRADED ON THE OTC BULLETIN BOARD MAY NEGATIVELY
AFFECT OUR STOCK PRICE.

      The Company's Class A Common Stock was de-listed from the New York Stock
Exchange and commenced trading on the OTC Bulletin Board under the symbol
"BNSXA" and was listed on the Boston Stock Exchange on February 11, 2002. The
symbol was subsequently changed to "BNSIA." There may not be a sufficient number of securities firms prepared to make an active trading market in our stock, and the public perception of the value of the Class A Common Stock may negatively affect our stock price.

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOLS") MAY BECOME SIGNIFICANTLY
LIMITED.

      The Company had NOLs of approximately $54 million at December 31, 2005, which were available to offset taxable earnings in the future. In the event of a
"change of ownership" within the meaning of Section 382 of the Internal Revenue
Code, the ability of the Company to use these NOLs to offset future taxable earnings becomes significantly limited. While the Company's management and tax advisors believe the Company has not, as of January 31, 2006, experienced such a
"change of ownership," based on their examination of public shareholder documents filed with the SEC, it appears that the Company may be close to the threshold for such a change.

OUR INDEPENDENT AUDITORS HAVE REPORTED THAT THEY HAVE DOUBTS REGARDING OUR
ABILITY TO CONTINUE AS A GOING CONCERN.

      The Company received a report from its independent auditors for the year ended December 31, 2005, containing an explanatory paragraph stating that the
Company has no active trade or business which raises substantial doubt about the
Company's ability to continue as a going concern.

      The Company has entered into negotiations with an undisclosed party for the acquisition of the assets of an operating business. As of the date of this filing, no definitive agreement has been signed. The Company may not complete this acquisition, and any completed acquisition may not generate sufficient profits to offset the recurring overhead costs incurred by the Company.

OUR FUTURE EXPENSE MAY BE GREATER THAN WE ANTICIPATED SO WE MAY NOT HAVE
ADEQUATE RESOURCES FOR FUNDING OUR OPERATIONS.

      The future expenses of the Company (including the expenses of maintaining the Company as a "public" reporting entity under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims against the
Company, as discussed above) may be greater than anticipated and investment earnings or profits from any business acquisition may be less than anticipated and that, as a result, we may not have adequate resources for funding our operations.

ITEM 7. FINANCIAL STATEMENTS.

                                                                                           Page Number
                                                                                           -----------
       Report of Independent Registered Public Accounting Firm - Ernst & Young LLP              14

       Consolidated Statements of Operations for the Years Ended                                15
       December 31, 2005, 2004 and 2003

       Consolidated Balance Sheets at December 31, 2005 and 2004                                16

       Consolidated Statements of Cash Flows for the Years Ended                                17
       December 31, 2005, 2004 and 2003

       Consolidated Statements of Shareowners' Equity for the Years Ended December              18
       31, 2005, 2004 and 2003

       Notes to Consolidated Financial Statements                                               19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors
  of BNS Holding, Inc.

      We have audited the accompanying consolidated balance sheets of BNS
Holding, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNS Holding,
Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended
December 31, 2005, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that BNS
Holding, Inc. will continue as a going concern. As more fully described in Note
2, the Company has no active trade or business operations. This condition raises substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                              /s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 10, 2006

                                BNS HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2005         2004         2003
                                                             ----         ----         ----

General and administrative expenses                       $  1,646     $  2,354     $  3,275
                                                          --------     --------     --------
Operating loss                                              (1,646)      (2,354)      (3,275)
Interest expense                                                --           --          135
Other income, net                                              496          349           82
                                                          --------     --------     --------
Loss from continuing operations:                            (1,150)      (2,005)      (3,328)

Income (loss) from discontinued operations, net of
   income taxes of $0, $2, and 222                             (26)         176          990
Gain (loss) on sale of business                                 --       10,599           --
Gain from sale of building, net of income taxes of
   $210 in 2003                                                 --           --       15,255
                                                          --------     --------     --------
Net income (loss) from discontinued operations                 (26)      10,775       16,245
                                                          --------     --------     --------
Net income (loss)                                         $ (1,176)    $  8,770     $ 12,917
                                                          ========     ========     ========
Net income (loss) per share basic and diluted:
Continuing operations                                     $  (0.39)    $  (0.67)    $  (1.13)
Discontinued operations                                         --         3.59         5.50
                                                          --------     --------     --------
  Net income (loss) per common share basic and diluted    $  (0.39)    $   2.92     $   4.37
                                                          ========     ========     ========

  Shares used in computation                                 3,019        3,003        2,954
                                                          ========     ========     ========

     The accompanying notes are an integral part of the financial statements

                                BNS HOLDING, INC.
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   2005         2004
                                                                                   ----         ----

                                     ASSETS
Current Assets:
   Cash                                                                          $ 20,505     $ 20,922
   Other receivables                                                                   45            5
   Prepaid expenses & other current assets                                            635          661
                                                                                 --------     --------
     Total current assets                                                          21,185       21,588
Equipment:
   Equipment                                                                           37           37
   Less accumulated depreciation                                                       30           25
                                                                                 --------     --------
                                                                                        7           12
   Restricted Cash                                                                    415        1,484
   Deferred Acquisition Costs                                                         648           --
                                                                                 --------     --------
                                                                                 $ 22,255     $ 23,084
                                                                                 ========     ========
                      LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $  1,358     $  1,047
                                                                                 --------     --------
     Total current liabilities                                                      1,358        1,047
Commitments and contingencies (Note 12)                                                --           --
Shareowners' equity
   Preferred stock; $1.00 par value; authorized 1,000,000 shares; none issued          --           --
   Common Stock:
   Class A, par value, $.01; authorized 30,000,000 shares; issued 3,033,962
   shares in 2005 and 2,999,051 shares in 2004                                         30           30
   Class B, par value, $.01; authorized 2,000,000 shares; issued none in 2005
   and 29,911 shares in 2004                                                           --           --
   Additional paid-in capital                                                      87,106       87,072
   Accumulated deficit                                                            (65,781)     (64,605)
   Unamortized value of restricted stock awards                                        (3)          (5)
   Treasury stock: 8,518 shares at cost                                              (455)        (455)
                                                                                 --------     --------
     Total shareowners' equity                                                     20,897       22,037
                                                                                 --------     --------
                                                                                 $ 22,255     $ 23,084
                                                                                 ========     ========

                                BNS HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                 (IN THOUSANDS)

                                                                                        (Revised -     (Revised -
                                                                                        See Note 1)    See Note 1)
                                                                            2005           2004           2003
                                                                          --------       --------       --------

CASH USED IN OPERATIONS:
Net income (loss)                                                         $ (1,176)      $  8,770       $ 12,917
Adjustment to reconcile net earnings to net cash provided
(used) in operating activities:
   Restricted cash for environmental and tax escrow                            979         (1,145)          (331)
   Foreign currency transaction (gain) loss                                     90            (70)            --
   Depreciation and amortization of restricted stock                            41             32            145
   Gain on sale of trading securities                                           --            (20)            --
   Unfunded pension                                                             --             --         (1,886)
Changes in assets and liabilities:
    (Increase) decrease in other receivables                                   (40)           137            748
    Decrease (increase) in prepaid expenses and other current assets            26            497           (646)
    (Increase) decrease in accounts payable and accrued expenses               311           (475)        (1,601)
    (Increase) in other assets                                                  --             --             (3)
    Cash Provided by (Used in) Discontinued Operations                          --        (10,633)       (15,498)
                                                                          --------       --------       --------

   Net Cash Provided by (Used In) Operations                                   231         (2,907)        (6,155)
                                                                          --------       --------       --------

INVESTMENT TRANSACTIONS:
   Deferred charges related to pending acquisition                            (648)            --             --
   Purchase of available for sale securities                                    --         (4,980)
   Proceeds from sale of available for sale securities                          --          5,000             97
   Proceeds from sale of company shares                                         --              8
   Cash Provided by (Used in) Discontinued Operations
   associated with investment transactions                                      --          9,655         19,405
                                                                          --------       --------       --------

   Cash Provided by (Used in) Investment Transactions                         (648)         9,683         19,502
                                                                          --------       --------       --------

FINANCING TRANSACTIONS:
   Cash Provided by (Used in) Discontinued Operations
   associated with financing transactions                                       --             --         (2,360)
                                                                          --------       --------       --------

   Cash Used in Financing Transactions                                          --             --         (2,360)
                                                                          --------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         --             45             62

CASH AND CASH EQUIVALENTS:
                                                                          --------       --------       --------
Increase (decrease) during the period                                         (417)         6,821         11,049
Beginning balance                                                           20,922         14,101          3,052
                                                                          --------       --------       --------

Ending balance                                                            $ 20,505       $ 20,922       $ 14,101
                                                                          ========       ========       ========

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid                                                             $     --       $     --       $    222
                                                                          ========       ========       ========

Taxes Paid                                                                $     --       $     32       $    365
                                                                          ========       ========       ========

     The accompanying notes are an integral part of the financial statements

                                BNS HOLDING, INC.
                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                 (IN THOUSANDS)

                                                                                Unamortized   Accumulated
                                                      Additional                 value of        other
                                           Common       paid in     Retained    restricted   comprehensive   Treasury
                             Shares         Stock       capital      deficit   stock Awards   income(loss)    stock     Total Equity
                             -------------------------------------------------------------------------------------------------------

Balance Dec. 31, 2002           3,001     $     30     $ 86,981     $(86,292)    $    (88)      $    152     $   (455)    $    328
Net loss                           --           --           --       12,917           --             --           --       12,917
Foreign currency
translation adjustment             --           --           --           --           --             62           --           62
                                                                                                                          --------
Comprehensive income                                                                                                        12,979

Restricted stock awards            35            1           90           --          (91)            --           --           --
Amortization of
restricted stock awards            --           --           --           --          139             --           --          139
                             -------------------------------------------------------------------------------------------------------
Balance Dec. 31, 2003           3,036     $     31     $ 87,071     $(73,375)    $    (40)      $    214     $   (455)    $ 13,446

Net income                         --           --           --        8,770           --             --           --        8,770
Foreign currency
translation adjustment             --           --           --           --           --           (214)          --         (214)
                                                                                                                          --------
Comprehensive income                                                                                                         8,556

Restricted stock awards             7           --           44           --          (44)            --           --           --
Amortization of
restricted stock awards            --           --           --           --           60             --           --           60
Restricted stock awards
forfeited and canceled            (14)          (1)         (51)          --           19             --           --          (33)

Income from sale of
company shares                     --           --            8           --           --             --           --           --
                             -------------------------------------------------------------------------------------------------------
Balance Dec 31, 2004            3,029     $     30     $ 87,072     $(64,605)    $     (5)      $     --     $   (455)    $ 22,037

Net income                                                            (1,176)                                               (1,176)
Foreign currency
translation adjustment                                                                                                          --
                                                                                                                          --------
Comprehensive income                                                                                                        (1,176)

Restricted stock awards             5           --           34           --          (34)            --           --           --
Amortization of
restricted stock awards            --           --           --           --           36             --           --           36
Restricted stock awards
forfeited and canceled             --           --           --           --           --             --           --           --
Income from sale of
company shares                     --           --           --           --           --             --           --           --
                             -------------------------------------------------------------------------------------------------------
                                3,034           30       87,106      (65,781)          (3)            --         (455)      20,897
                             =====================================================================================================

     The accompanying notes are an integral part of the financial statements

                                BNS HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Prior to December 14, 2004, BNS Co. was a publicly traded company
(formerly known as Brown & Sharpe Manufacturing Company). Effective December 14,
2004, BNS Co. completed a reorganization (the "Holding Company Reorganization")
with BNS Holding, Inc., a newly-formed Delaware corporation ("BNS Holding"). By virtue of the Holding Company Reorganization, BNS Co. became a direct, wholly-owned subsidiary of BNS Holding. Except for some technical changes, the provisions of the certificate of incorporation of BNS Holding after the effective time of the Holding Company Reorganization and BNS Co. prior to the effective time of the Holding Company Reorganization are identical. The authorized capital stock of BNS Holding after the effective time of the Holding
Company Reorganization and the designation, rights, powers and preferences of such capital stock, and its qualifications, limitations and restrictions, are identical to those of BNS Co. prior to the effective time of the Holding Company
Reorganization. Stockholders of BNS Co. received securities of the same class showing the same proportional interests in BNS Holding, having the same designations, rights, powers and preferences, and having the same qualifications, limitations and restrictions, as those held in BNS Co. BNS
Holding is the successor registrant of BNS Co. for the purpose of filings with the Securities and Exchange Commission (the "SEC").

      BNS Co. was founded in 1833 and was engaged in the Metrology Business and the design, manufacture and sale of precision measuring tools and instruments and manual and computer controlled measuring machines. BNS Co. sold its
Metrology Business in 2001, its interest in its development stage measuring software subsidiary, Xygent Inc., in 2002, its North Kingstown, Rhode Island
property (the "Rhode Island Property") in 2003, and its U.K. subsidiary on June
16, 2004.

      The Company at present has no active trade or business operations but is searching for a suitable business to acquire. As previously disclosed in the
Company's June 11, 2004 press release, after completion of the sale of the U.K.
subsidiary, the Company began a search for a suitable acquisition candidate. The
Company has entered into continuing negotiations with an undisclosed party for the acquisition of the assets of an operating business. As of the date of this filing, no definitive agreement has been signed and there can be no assurance that any such agreement will ever be signed. However, certain costs have been incurred in connection with this potential acquisition. The Company has recorded these costs as Deferred Acquisition Costs on its December 31, 2005 Balance
Sheet.

BASIS OF PRESENTATION

      The consolidated financial statements of the Company include the accounts of BNS Holding, Inc. and subsidiaries. All inter-company transactions have been eliminated from the consolidated financial statements.

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

      In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued
operations. In the prior periods, a portion of the cash provided by discontinued
operations was not presented under the cash used in operations. The prior periods have been revised to conform with the current year presentation.

      Certain information within the 2004 deferred tax footnote (Note 4) has been reclassified to conform with the Company's 2005 presentation of state deferred taxes.

                                BNS HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

EQUIPMENT

      Equipment is carried at cost and is being depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 5 to 7 years for machinery and equipment. Depreciation expense was $5, $5, and $6 in 2005, 2004 and 2003, respectively.

FOREIGN CURRENCY

      Assets and liabilities of the Company denominated in currencies other than the U.S. dollar (principally British Pound denominated cash) are translated into
U.S. dollars using month-end exchange rates. The Company had no translation gains or losses in 2004 or 2005. Unrealized foreign currency transaction gain
(loss) for the year ended December 31, 2005 and 2004 were ($91) and $70 and are included in interest income. There was no gain or loss for 2003.

      There were no forward exchange contracts outstanding at December 31, 2005 and 2004.

COMPREHENSIVE INCOME

      Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareowners' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income
(loss). For the Company, such items consist of foreign currency translation gains and losses. There was no accumulated other comprehensive income at
December 31, 2005. During the year ended December 31, 2004, the historical balance in cumulative translation adjustments was recognized in earnings, as the
Company's U.K. Subsidiary, to which the amount related, was sold.

STOCK INCENTIVE PLANS

      The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees (see Footnote 8
for further details).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash and cash equivalents, equity securities, receivables and trade payables. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, equity securities, and receivables is considered to be representative of their respective fair value, due to the short term nature of these instruments.

                                BNS HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based
Payment" ("Statement 123(R)"). Statement 123(R) replaces SFAS No. 123
"Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25
"Accounting for Stock Issued to Employees", and amends SFAS No. 95 "Statement of
Cash Flows". Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Per APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of the common stock exceeded the stock option exercise price at the measurement date. In addition,
SFAS No. 123 allowed pro forma disclosures as an alternative to financial statement recognition. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning December 15,
2005. The Company plans to adopt Statement 123(R) in the first quarter of 2006.

2. GOING CONCERN

      Since 2001, the Company has completed various business disposals affecting substantially all of the Company's operations. The Company at present has no active trade or business operations but is searching for a suitable business to acquire. As previously disclosed in its June 11, 2004 press release, after completion of the sale of the U.K. Subsidiary, the Company began a search for a suitable acquisition candidate. The Company has entered into continuing negotiations with an undisclosed party for the acquisition of the assets of an operating business. As of February 10, 2006, no definitive agreement has been signed. Certain costs have been incurred in connection with this potential acquisition and negotiations are ongoing. However, there can be no certainty that the Company will complete any such acquisition. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern.

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

3. DISCONTINUED OPERATIONS

      On August 26, 2003, pursuant to a Purchase and Sales Agreement dated as of
April 28, 2003, as amended between the Company and Wasserman RE Ventures LLC
("Wasserman"), the Company sold the Rhode Island Property which consisted of an industrial and office building along with the adjoining acreage (a total of approximately 169 acres, all in Rhode Island) and reported a gain of $15,255 net of expenses on the sale. The Company received proceeds of $18,684 net of expenses. Additionally, the Company established an environmental escrow in the amount of $331 to cover certain environmental remediation costs. This escrow account is presented as restricted cash on the consolidated balance sheet except for the interest earned which is presented as part of the unrestricted cash. The purchase price was determined by arms-length negotiation between representatives of the Company and representatives of Wasserman. In connection with the sale of the Rhode Island Property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

      On June 16, 2004, pursuant to a Purchase and Sales Agreement dated as of
February 5, 2004 between the Company, its U.K. subsidiary, BNS International,
Ltd., and Bath Road Holdings, Limited, and after stockholder approval on June
11, 2004, the Company sold its real estate holdings in the U.K. for 5.5 million
British Pounds, which constituted the sale of substantially all of the Company's assets. The purchase price had been determined by arms-length negotiations between representatives of the Company and representatives of Bath Road
Holdings, Limited. The transaction was in the form of the sale of the stock of the Company's U.K. subsidiary that held title to the property and the sale of the Company's note receivable from the U.K. subsidiary.

      The revenues and expenses relating to the North Kingstown facility and the
U.K. property for all periods presented have been reclassified to Income (loss)
from discontinued operations.

                                BNS HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             2005          2004         2003
                                                             ----          ----         ----

      Revenue from discontinued operations                 $    --       $    68      $ 2,284
          Income (loss) from discontinued operations,
            net of income tax                                  (26)          176          990
          Gain (loss) on disposal                               --        10,599       15,255
                                                           -------       -------      -------
      Net income (loss) from discontinued operations       $   (26)      $10,775      $16,245
                                                           =======       =======      =======

4. INCOME TAXES

      The following table reconciles the income tax provision (benefit) at the
U.S. statutory rate to that in the financial statements:

                                               2005         2004         2003
                                               ----         ----         ----
      Taxes Computed at 34%                   $ (391)      $ (682)      $1,131)
      Net operating losses not benefited         391          682        1,131
                                              ------       ------       ------
              Income tax provision            $   --       $   --       $   --
                                              ======       ======       ======

      Income taxes related to the U.K. property, the Rhode Island Property, the
Metrology Business and Xygent is reflected in income (loss) from discontinued
operations. The Company has recorded an income tax provision related to discontinued operations of $0, $2, and $222 for the years ended December 31,
2005, 2004, and 2003, respectively.

      The components of the Company's deferred tax assets and liabilities as of
December 31, 2005 and 2004 are as follows:

                                                        2005         2004
                                                        ----         ----
      Deferred tax assets:
               Loss and tax credit carryforwards      $22,685      $22,054
               Accrued expenses                           268          474
                                                      -------      -------
                        Gross deferred assets          22,953       22,528
      Less valuation allowance                         22,738       22,522
                                                      -------      -------
                        Deferred tax asset            $   215      $     6
                                                      =======      =======
      Deferred tax liabilities:
               Capitalized Costs                      $   209      $    --
               Asset basis differences                      6            6
                                                      -------      -------
                        Deferred tax liability        $   215      $     6
                                                      -------      -------
      Net deferred tax asset                          $    --      $    --
                                                      =======      =======

      A valuation allowance has been established due to the uncertainty of realizing certain loss and tax credit carryforwards and a portion of the other deferred tax assets.

      For income tax purposes, at December 31, 2005 the Company has aggregate
U.S. operating loss and capital loss carryforwards of $54.0 million and $2.7 million, respectively. The U.S. net operating loss carryforward expires between
2018 and 2024.

      The Company is from time to time subject to state tax audits. The Company has recorded a liability of $458 as of December 31, 2005, which includes estimated unassessed state tax audit adjustments.

5. RELATED PARTY TRANSACTIONS

      During 2004 and 2003, a Director of the Company was a partner of a law firm that provides legal services to the Company. Total fees incurred to this law firm during 2005, 2004 and 2003 were $201, $565 and $773, respectively.

                                BNS HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. OTHER INCOME AND EXPENSE

      Other income (expense), net from continuing operations includes:

                                       2005      2004      2003
                                       ----      ----      ----

      Interest income                  $496      $278      $ 78
      Other income (expenses)            --        71         4
                                       ----      ----      ----
      Other income (expense), net      $496      $349      $ 82
                                       ====      ====      ====

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The activity in the Company's allowance for doubtful accounts is as follows:

                                     Amount
                                  Charged, Net
                  Balance At      of Recoveries                       Balance At
                 Beginning of     to Costs and           (1)           End of
                    Period          Expenses         Deductions        Period
                 ---------------------------------------------------------------

      2005         $      -         $     --         $      --        $      --
      2004         $     37         $     --         $      37        $      --
      2003         $     87         $     45         $      95        $      37

----------
(1)   Write-offs of uncollectible accounts.

8. INCENTIVE AND RETIREMENT PLANS

STOCK INCENTIVE PLANS

      On February 12, 1999, the Company adopted the 1999 Equity Incentive Plan
(the "99 Plan"). Under the provisions of the Company's `99 Plan, a variety of stock and stock based incentive awards, including stock options, are available to be granted to eligible key employees of the Company and its subsidiaries. The
Plan permits the granting of stock options which qualify as incentive stock options under the Internal Revenue Code and non-statutory options which do not so qualify. No options were granted since 2000. The options previously granted under the '99 Plan were exercisable for a seven-year term, into Class A Common
Stock, and were granted at exercise prices between $1.875 and $2.375 per share.
As a result of the sale of the Metrology Business, all of the options previously granted under the '99 Plan became exercisable upon the closing date of the transaction. All options not exercised at that time have since expired.

      The Company elected to follow Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. Since there are no options outstanding for all periods presented, no additional disclosure is made under FAS 123.

      In January 2005, February 2004, and April 2003, the Company granted restricted stock awards covering 5,000, 7,000, and 35,000 shares of common stock, respectively, to directors of the Company as a means of retaining and paying directors' retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under

                                BNS HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period. The shares granted in
April 2003 vested on July 21, 2004, except for 10,000 shares which were forfeited. The shares granted in February 2004 vested on April 30, 2005, except for 4,000 shares which were forfeited. The shares granted in January 2005 vested on January 24, 2006. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense related to these shares of restricted stock was $36, $27 and $139 in 2005, 2004 and 2003, respectively. During 2004, a total of 14,000 shares were forfeited and cancelled when 4 directors resigned after the June 11, 2004 Annual Meeting.

PROFIT INCENTIVE PLAN

      Under the provisions of the Company's Amended Profit Incentive Plan (PIP)
as originally approved in 1979, awards of cash could be made as bonuses to certain management employees. No awards were made under the plan for 2005, 2004 and 2003 respectively, based on performance objectives for the respective year.
The Company's Board of Directors terminated the PIP in January 2005.

SAVINGS PLANS

      The Company had a 401(k) plan for U.S. employees, which included retirement income features consisting of employer contributions and employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios. The plan was terminated in 2004. No expenses related to this plan were recorded in 2005, 2004 and 2003, respectively.

9. NET INCOME (LOSS) PER SHARE

      Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
Diluted income (loss) per share is the same as basic income (loss) per share in
2005, 2004 and 2003 because there are no dilutive securities such as stock options outstanding.

10. RESTRICTED CASH

      Restricted Cash consists of the environmental escrow account established in 2004 in connection with the sale of the Rhode Island Property and the tax escrow account established in connection with the sale of the U.K. Subsidiary.
It is anticipated that the funds in these escrow accounts will not be released for more than one year. This restricted cash is held in a British Pound denominated account translated at the month-end exchange rates. During 2005 and
2004, the Company recorded $91 of unrealized exchange loss relating to this account, and in 2004 recorded an unrealized exchange gain of $70.

11. PREFERRED STOCK PURCHASE RIGHTS

      The Company has a Rights Plan whereby a dividend purchase right (a Right)
was declared for every outstanding share of the Company's Class A Common Stock and Class B Common Stock. The Rights expire on February 13, 2008 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events.

      Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Participating Preferred Stock, $.01 par value per share, at a price of $12.00 per one one-hundredth of a share, subject to adjustment. The Rights will, on the distribution date, separate from the
Common Stock and become exercisable ten days after a person has acquired beneficial ownership of 5% (or 45% in the case of stockholders, and certain of their transferees, who together with their affiliates beneficially held 5% or more of the Company's outstanding Common Stock on October 6, 2003) or more of the outstanding shares of Common Stock of the Company or commencement of a tender or exchange offer that would result in any person owning 5% (or 45% in the case of stockholders, and certain of their transferees, who together with their affiliates beneficially held 5% or more of the Company's outstanding
Common Stock on October 6, 2003) or more of the Company's outstanding Common
Stock.

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

12. CONTINGENCIES

      The Company is a defendant in a variety of legal claims that arise in the normal course of business. These include claims received for toxic tort injuries related to the alleged use of asbestos material in pumps sold by its pump division, and other product liability claims relating to the use of machine tools sold by divisions of the Company which were sold many years ago. There have also been a few miscellaneous claims relating to employment activities, environmental issues, sales tax audits and personal injury claims. Most of these suits are toxic-tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company's former pump division, which was sold in 1992. The
Company has insurance coverage, but in general the coverage available has limitations. The Company expects, based on past experience, that it will continue to be subject to additional toxic-tort claims in the future. As a matter of Delaware law the directors are required to take the probability of future claims into its consideration of various matters.

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
The claims relate to exposure to this alleged asbestos containing material. The
Company sold its pump division in 1992 but remains subject to claims related to products manufactured prior to that date.

      Since 1994, the Company's BNS Co. subsidiary has been served notice that it has been named as a defendant in a total of 601 known asbestos-related toxic-tort claims (as of January 31, 2006). In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to
December 31, 2001. Additional claims were filed in subsequent years as follows:
In 2002, 98 claims; in 2003, 194 claims; in 2004, 178 claims; and in 2005, 76 claims. As of January 31, 2006, there has been one additional claim filed.

      In 2002, 42 claims were settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment, and one claim was dismissed and closed. In 2004, eight claims were granted Summary Judgment and were closed, and 144 claims were dismissed, and seven claims were settled for $500 each. In 2005, six claims were granted summary judgment and were closed, 107 claims were dismissed and 6 were settled for $500 each. In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. There were 275 known claims open and active as of
January 31, 2006. However, under certain circumstances, some of the settled claims may be reopened.

      The Company believes it has significant defenses to any liability for toxic-tort claims on the merits. It should be noted that, to date, none of these toxic-tort claims have gone to trial and therefore there can be no assurance that these defenses will prevail. With the exception of the two claims settled in October 2005, settlement and defense costs on individual claims to date have been insignificant, and in the aggregate have been insignificant. While there are open claims of a similar nature to the ones settled in October 2005, the
Company believes, based on historical experience and analysis of open claims, that those claims are an anomaly and that the likelihood of other claims being settled for similar amounts is unlikely. However, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

      In the late 1980's, insurance companies began issuing polices with specific exclusions for claims relating to asbestos. BNS Co. has identified continuous insurance coverage (on an "occurrence" basis) from 1974 through 1988 that does not include such exclusions, with estimated aggregate coverage limits of approximately $158 million for these policy years. The Company estimates that the aggregate remaining self insured retention (deductible) relating to these

                                BNS HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

policy years is approximately $3 million. Additionally, the Company has identified secondary evidence (such as past billings) indicating that BNS Co.
has additional insurance coverage from 1970 through 1973 that does not include such exclusions. There can be no assurance that the insurers involved will recognize this secondary information as evidence that the policies were in place. Although there are no indications that the aforementioned insurance coverage has eroded from past claims, there is no assurance of this due to incomplete Company insurance records. Policies issued for BNS Co. beginning in
1989 contained exclusions relating to asbestos. BNS Co.'s insurance records for the periods prior to 1970 are incomplete and do not indicate what insurance coverage is available. The limits noted above relate to a number of insurance carriers. In general, these carriers have acknowledged the evidence of coverage but have declined to verify the limits of coverage until such time as the limits apply. There can be no assurance that, even if BNS Co. has insurance coverage for asbestos and other product liability claims under its polices, it will be able to recover from its insurers in the event that such insurance companies are no longer solvent, have ceased operations, or choose to dispute the coverage or limits of the policies identified by the Company.

      BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $0.6 million on the consolidated balance sheet relating to the open and active claims against BNS Co. as of December 31, 2005.
This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by BNS Co.
However, there can be no assurance that the Company will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims. There can be no assurance that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims.

      To date, no toxic tort or asbestos claims have been filed against BNS
Holding, which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance, however, that monies received by BNS Holding for its wholly-owned subsidiary by way of reimbursement for "public company reporting costs" that were formerly the responsibility of
BNS Co., or by way of dividends or otherwise, might not under some circumstances be subject to claims against BNS Co.

      It has become apparent that the uncertain prospect of additional toxic-tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company's ability to determine prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company to carry out a fairly rapid liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in
Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

13. LEASES

      The Company has a three year non-cancelable lease obligation for office space which began in 2003 and expires in July 2006. Lease expense in 2005 was
$26. Lease expense for 2004 and 2003 were $26 and $16, respectively. Future minimum lease payments under this lease through its 2006 expiration aggregate
$12.

14. SHORT-SWING PROFITS

      The Company received $8 in 2004 representing the return of short-swing profits from a shareholder owning more than 5% of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

      Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      There was no information that was required to be disclosed in a report on
Form 8-K during the fourth quarter of 2005, that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

      The following table summarizes information regarding directors of the
Company as of February 3, 2006. The director's service as a director of BNS Co.
prior to the December 14, 2004 Holding Company Reorganization is included when determining the year the director was first elected as a director of the
Company.

                                       Year
                                       First                   Principal Occupation During Last Five Years
                                      Elected                             and Directorships in
       Name (Age)                     Director                    Public Reporting and Other Companies
-----------------------------         --------    ---------------------------------------------------------------------

RICHARD M. DONNELLY (62)                1999      Since 1999, Mr. Donnelly has been a principal in the firm of
                                                  Donnelly Associates, a consulting firm to manufacturing industries, and Partner in Ripplewood Holdings, a private equity firm.  From
                                                  1995 to 1998, he was President of General Motors Europe.  He is
                                                  currently a Director of Oshkosh Truck Corp., Capstone Turbine
                                                  Corporation (NASDAQ-listed), AsahiTec (a publicly-traded Japanese casting company majority owned by Ripplewood Holdings) and Chairman of the Board of Niles Parts Co. Ltd., Japan, a private company majority owned by Ripplewood Holdings, and Chairman of HIT, a
                                                  Belgium-based light alloy casting company also owned by Ripplewood
                                                  Holdings.  He was formerly a Director of Powerway, Inc., a privately held software company.

J. ROBERT HELD (67)                     1996      Since 1996, Mr. Held has served as a consultant to the computer industry.  From 1988 to 1995, he was President, Chief Executive
                                                  Officer and a Director of Chipcom Corporation, a computer
                                                  communications company.  Mr. Held is currently a Director of Art
                                                  Technology Group, a public (NASDAQ-listed) customer relationship management company, and Azimuth Inc., a start-up in the wireless market.  Until 2004, Mr. Held served as a director of e-studio, a webcasting business, and ESI, a software company.

JAMES HENDERSON (48)                    2004      Mr. Henderson has served as a Vice President of Steel Partners,
                                                  Ltd., a management and advisory company, since March 2002.  Mr.
                                                  Henderson served as a Vice President of Steel Partners Services,
                                                  Ltd. from August 1999 through March 2002.  Mr. Henderson served as
                                                  President and Chief Operating Officer of WebFinancial Corporation (a
                                                  publicly-traded company), a commercial and consumer lender, since
                                                  November 2003 and as Chief Executive Officer and a Director since
                                                  June 2005.  He has served as a Director of WebBank, an FDIC Insured,
                                                  State of Utah Industrial Loan Corporation, since March 2000, Acting
                                                  Chief Executive Officer of WebBank from November 2004 until May 2005 and as Chairman since November 2004.  He has also served as
                                                  President of Gateway Industries, Inc., a provider of database development and website design and development services, since
                                                  December 2001.  Mr. Henderson served as acting Chief Executive
                                                  Officer of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operator procedures on military weapons, from July
                                                  2002 until March 2003, and as a director from December 1999 until
                                                  September 2003.  From January 2001 to August 2001, Mr. Henderson
                                                  served as President of MDM Technologies, Inc., a direct mail and marketing company.  From 1996 to July 1999, Mr. Henderson was employed in various positions with Aydin Corporation, which included tenure as President and Chief Operating Officer from October 1998 to
                                                  June 1999.  Prior to his employment with Aydin Corporation, Mr.
                                                  Henderson was employed as an executive with UNISYS Corporation, an
                                                  e-business solutions provider.  Mr. Henderson has served as a director of SL Industries, Inc., a manufacturer and marketer of power and data quality systems and equipment for industrial, medical, aerospace and consumer applications, since January 2002, and of Del Global Technologies Corp., a manufacturer and marketer of medical imaging equipment and power conversion subsystems, since
                                                  November 2003, as well as Chairman of Del Global since May 2005.

JACK HOWARD (44)                        2004      Mr. Howard co-founded Steel Partners II, L.P. in October 1993, where he currently holds representative positions.  He has served as a director since 1996 and as Vice President since 1997 of WebFinancial
                                                  Corp. (formerly Rose's Holdings Inc.), a commercial and consumer lender that owns WebBank Corp., an FDIC insured industrial loan bank located in Salt Lake City, Utah. In 2005, Mr. Howard began serving as a director of WHX Corporation.  Also in June 2005, he joined the board of Cosine Communications.  From January 1989 to present, Mr.
                                                  Howard has served as Principal at Mutual Securities, Inc., a registered broker-dealer.

KENNETH N. KERMES (70)                  2000      Mr. Kermes has served as Chairman of the Board of Directors of the
                                                  Company since May 2001.  From January 2004 to September 2004, he served as Director of Major Gifts, Advancement Department of the
                                                  University of Rhode Island.  From April 2002 to January 2004, he was
                                                  Vice President of Planning and Service Development, South County
                                                  Hospital.  From May 2001 to April 2002, and from 1999 to 2000 he was a Partner at SeaView Capital, a private equity firm.  From May 2000 to May 2001, he was Interim President and Chief Executive Officer of
                                                  BNS Co.  From 1998 to 1999, he was a partner at Bay View Equity
                                                  Partners, a private equity firm.  From 1994 to 1998, he served as
                                                  Vice President for Business and Finance and Chief Financial and
                                                  Administrative Officer for the University of Rhode Island.  From
                                                  1998 to date, he has served as a Director of AT Wall, a metal stamping company.  From 1996 to date, he has served as a Director of
                                                  Bradford Soap International, a soap manufacturing company, and from
                                                  2005 to date he has served as a director of ION Signature
                                                  Technology, Inc., a software development company for scientific analytical equipment.

      Messrs. Howard and Henderson were both recommended to the Board by Steel
Partners II, L.P. ("Steel"), which holds approximately 41.9% of the Company's
Class A Common Stock at January 31, 2006. Mr. Henderson is the Vice President of
Steel Partners, Ltd., which provides financial, management advisory, and clerical services to Steel and several other entities, and Mr. Howard is the
Vice President of Steel Partners, L.L.C., the general partner of Steel, and has served as a representative of Steel. The Company is party to a Confirmatory
Agreement with Steel, as described below in Item 12 of this Annual Report.

EXECUTIVE OFFICERS

      The following table summarizes information regarding executive officers of the Company as of February 3, 2006.

Name                Age     Positions Held During the Last Five Years
----------------    ---     ----------------------------------------------------

MICHAEL WARREN      55      Since January 24, 2003, Mr. Warren has been
                            President and Chief Executive Officer and since
                            December 20, 2002, Vice President and Chief
                            Financial Officer, of BNS Co. (and of BNS Holding
                            after December 13, 2004. From 2000 to present, Mr.
                            Warren has been the President of Michael Warren
                            Associates, Inc., a management consulting firm. From
                            2000 to 2002, he worked as a Consultant for
                            Resources, Inc., a management consulting firm. From
                            1997 to 2000, he was Executive Vice President, U.S.
                            Restaurant Properties, Inc., a real estate
                            investment trust. From 1996 to 1997, Mr. Warren
                            served as Vice President and CFO for South East Fast
                            Food Partners, Inc., a food services corporation.

      Each executive officer holds office until the first meeting of the Board of Directors following the next Annual Stockholders' meeting and until his successor is elected or appointed and qualified, unless he dies, resigns, is removed or replaced.

      There are no family relationships between any of our directors or executive officers.

AUDIT COMMITTEE

      The Board of Directors maintains a standing Audit Committee. The Audit
Committee of BNS Holding, since December 20, 2004, has been composed of Messrs.
Kermes, Chairman, Donnelly and Held, and prior to December 20, 2004, the Audit
Committee of BNS Holding (and BNS Co. prior to December 14, 2004) was composed of Messrs. Kermes, Chairman, Henry D. Sharpe III and Held. The current members of the Audit Committee satisfy the independence requirements and other established criteria by the Boston Stock Exchange and the SEC. The Board of
Directors has determined that Mr. Kermes, Chairman of the Audit Committee, is an
"audit committee financial expert."

CODE OF BUSINESS CONDUCT AND ETHICS

      The Company adopted a Code of Business Conduct and Ethics ("Code of
Ethics") on February 24, 2004. The Code of Ethics, in accordance with Section
406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B,
constitutes the Company's Code of Ethics for senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics was included as Exhibit 14.1 to the Company's Annual Report on Form
10-K for fiscal year ended December 31, 2003. A printed copy of the Code of
Ethics may also be obtained free of charge by writing to the Corporate Secretary at BNS Holding, Inc., 25 Enterprise Center, Suite 103, Middletown, Rhode Island
02842.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires officers and directors, and persons who beneficially own more than ten percent of the common stock, of a company with a class of securities registered under the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.
Such officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of these reports furnished to us, during fiscal year 2005 we were in compliance with all Section
16(a) filing requirements applicable to our officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth the annual and long-term compensation during each of the last three fiscal years of Michael Warren, the President,
Chief Executive Officer and Chief Financial Officer of BNS Co. and, after
December 14, 2004, of BNS Holding. Michael Warren became BNS Co.'s President and
Chief Executive Officer on January 24, 2003. Mr. Warren is not an employee but joined BNS Co. first as a consultant and then as its CFO in December 2002. Mr.
Warren's compensation is set forth in the table and detailed under "Employment,
Severance and other Agreements" below. Any compensation reported in one year is not reported as compensation for a subsequent year.

SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                             ---------------------------------------------------
                                                                     Other
Name and                                                             Annual
Principal Position           Year      Salary ($)   Bonus ($)   Compensation ($)
------------------           ----      ----------   ---------   ----------------

Michael Warren               2005       188,330         --             --
PRESIDENT, CEO,              2004       164,313      147,675           --
AND CFO(1)                   2003       201,524      404,000           --

----------
(1)   Mr. Warren acts as a consultant to the Company pursuant to an agreement between Michael Warren Associates Inc. and the Company. His salary represents his consulting fees for 2003, 2004 and 2005. His bonus represents incentive compensation payments made as a result of the sale of the Rhode Island Property in 2003 and the sale of the U.K. subsidiary in
      2004.

OPTION GRANTS IN LAST FISCAL YEAR

      No options or stock appreciation rights were awarded to the named executive officer in fiscal year 2005.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

      There were no options exercised by the named executive officer during fiscal year 2005 and there are no outstanding options being held by the named executive officer.

EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS

      From December 1 to December 20, 2002, Michael Warren, and his firm Michael
Warren Associates, Inc., was engaged as a management consultant to the Company pursuant to the terms of his November 20, 2002 engagement letter (the "2002
Warren Agreement"). Mr. Warren became Vice President and Chief Financial Officer effective December 20, 2002 and, in addition, was elected President and Chief
Executive Officer effective January 24, 2003. Under the 2002 Warren Agreement,
Mr. Warren provided general management consulting services, served as President,
CEO and CFO and performed such other duties as were from time to time agreed upon.

      Mr. Warren's compensation during 2004 was based on the terms of his 2002
Warren Agreement, which was amended on January 24, 2003, April 8, 2003, November
3, 2003 and February 23, 2004. The term of the 2002 Warren Agreement ended on
December 31, 2004. Under that agreement, Mr. Warren's compensation was based on a rate of $180 per hour. Pursuant to the terms of the Agreement, Mr. Warren received a $404,000 incentive payment in connection with the sale of the
Company's Rhode Island Property on August 26, 2003 and a $147,675 incentive payment in connection with the sale of the U.K. Subsidiary, which closed on June
16, 2004.

      Mr. Warren's compensation during fiscal 2005 was based on the terms of a new consulting agreement with Michael Warren Associates, Inc. dated as of March
7, 2005 (the "2005 Warren Agreement"), which replaced the expired 2002 Warren
Agreement. Under the 2005 Warren Agreement, Mr. Warren provides general management consulting services, serves as President, CEO and CFO and performs such other duties as may from time to time be agreed upon. The term of the 2005
Warren Agreement expired December 31, 2005, and is in the process of being extended. The 2005 Warren Agreement is terminable immediately for "cause", as defined in the 2005 Warren Agreement, by the Company. Under the agreement, Mr.
Warren's compensation is based on a rate of $200 per hour. Also under the agreement, Mr. Warren is entitled to additional incentive compensation in the form of a cash bonus in an amount equal to no more than 40% of his firm's billings during the twelve months preceding the "Trigger Date" of the bonus. The
"Trigger Date" is defined to be the earlier of a) the date on which the Company is sold (provided that the Company is sold during the term of the 2005 Warren
Agreement or within 60 days thereafter), b) the date on which the Company completes the acquisition of another operating company or the assets of another company (provided such acquisition is completed during the term of the 2005
Warren Agreement or within 60 days thereafter), or c) termination of the 2005
Warren Agreement by the Company other than for "cause". The final amount of the bonus will be based on a formula mutually agreed to by Mr. Warren and the
Chairman of the Board of Directors of the Company.

DIRECTOR COMPENSATION

      On February 23, 2004, the Board of BNS Co. voted to pay, as payment of the
Director Retainer Fee, as defined in the 1999 Equity Incentive Plan, for the year 2004, an award of 1,000 restricted shares of Class A Common Stock, granted under the Plan, plus $15,000 in cash to each of the seven directors in office on
January 1, 2004. The restrictions on these shares expired on February 23, 2005.
On January 20, 2005, the Board of BNS Holding voted to pay, as payment of the
Director Retainer Fee for the year 2005, an award of 1,000 restricted shares of
Class A Common Stock, granted under the Plan, plus $15,000 in cash to each of the five directors in office on January 1, 2005. The restrictions on these shares expired on January 24, 2006. No additional retainer is paid to directors who are chairpersons of a committee.

      For attendance at meetings during 2004 and 2005, each director receives a fee of $750 for each Board meeting attended and $500 for each Committee meeting attended as well as a fee of $375 for each teleconference Board meeting, and
$250 for each teleconference Committee meeting, which lasts more than one-half hour in duration.

      In connection with the retirement of Roger E. Levien from the Board of
Directors in December 2004, the Board of BNS Holding voted to make a payment to him of $15,500 for past service and foregone director's compensation. Mr. Levien was first elected as a director in 1996.

      In January 2005, our board of directors authorized a $30,000 cash payment to Kenneth Kermes, our Chairman of the Board, which was paid on February 8,
2005, as additional compensation for services he rendered in connection with the negotiation of a proposed acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

      The following table sets forth, as of December 31, 2005, information regarding the number of shares of our voting securities beneficially owned, under the applicable rules and regulations of the SEC, by:

      o     each person who is known by us to beneficially own 5% or more of any class of our voting securities;

      o     each of our directors and named executive officers; and

      o     all of our directors and executive officers, as a group.

                                                       Title of
                                                         Class           Amount and Nature        Percent
                  Name and Address                     of Common           of Beneficial             of
                of Beneficial Owner                      Stock             Ownership (1)         Class (2)
--------------------------------------------------     ---------         -----------------       ---------

5% OR GREATER STOCKHOLDERS:

Steel Partners II, L.P. (3)                             Class A               1,264,880            41.8%
   590 Madison Avenue, 32nd Floor
   New York, NY 10022

Warren G. Lichtenstein (3)                              Class A               1,264,880            41.8%
Chairman, CEO, and Secretary
Steel Partners, L.L.C.
   590 Madison Avenue, 32nd Floor
   New York, NY 10022

Dimensional Fund Advisors Inc. (4)                      Class A                 182,108             6.0%
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA 90401

DIRECTORS AND NAMED EXECUTIVE OFFICERS:

Kenneth N. Kermes                                       Class A                  47,000             1.5%

J. Robert Held                                          Class A                  18,800             *

Richard A. Donnelly                                     Class A                  17,000             *

Jack Howard (3)                                         Class A                   1,600             *

James Henderson (3)                                     Class A                   1,000             *

Michael Warren                                          Class A                       0             0

All directors and executive officers as a group (6      Class A                  84,800             2.8%
   persons)

----------
        *   less than one percent (1%)

      (1)   Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty
            (60) days. Unless otherwise noted, shares are owned of record and beneficially by the named person.

      (2)   Based on 3,025,444 shares of Class A Stock and no shares of Class B
            Stock outstanding on December 31, 2005.

      (3)   Steel Partners II, L.P., a Delaware limited partnership whose principal business is investing in the securities of small cap companies, has sole voting and dispositive power and is deemed to have beneficial ownership of the reported shares. Steel Partners,
            L.L.C., is a Delaware limited liability company whose principal business is acting as the general partner of Steel Partners II, L.P.
            Warren G. Lichtenstein is the Chairman, CEO, Secretary and the sole executive officer and managing member of Steel Partners L.L.C. By virtue of his relationships with Steel Partners L.L.C., and Steel
            Partners L.L.C.'s relationship with Steel Partners II, L.P., both are deemed to have beneficial ownership of the reported shares. Mr.
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
            Henderson has sole voting and dispositive power over his 1,000 shares, which he owns directly. Messrs. Howard and Henderson claim no voting or dispositive power over the Steel Partners II, L.P.
            shares.

      (4)   Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and dispositive control over and is deemed to have beneficial ownership of the reported shares, all of which shares are held in portfolios of various registered investment companies and trusts, and for all of which Dimensional serves as investment manager or advisor. Dimensional disclaims beneficial ownership of all such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MICHAEL WARREN

      The Company is party to an agreement with Michael Warren Associates, Inc.
concerning the compensation of Mr. Warren. See "Employment, Severance and Other
Agreements" above.

STEEL PARTNERS

      On December 6, 2004, we entered into a Confirmatory Agreement (the
"Confirmatory Agreement") with Steel Partners II, L.P. ("Steel"). On December 8,
2004, Steel held approximately 597,057 shares of our Class A Common Stock
(representing approximately 19.9% of our combined outstanding Class A and Class
B common stock at the time). Under the Confirmatory Agreement, Steel acquired additional shares of our stock from Couchman Partners, L.P., resulting, after such purchase, in Steel's ownership of our common stock increasing to 41.9% of the outstanding common stock. In connection with these acquisitions, the Company agreed to amend its Rights Agreement to increase the common stock ownership threshold applicable to "Existing Persons" (as defined in the Rights Agreement)
from 20% to 45%.

      Pursuant to the terms of the Confirmatory Agreement, following the acquisition, two of the then five independent directors on the Company's Board of Directors resigned from the Board and the number of directors on the Board was fixed at five. Presently two of our five directors, Jack Howard and James
Henderson, are representatives of Steel. The Company has agreed to recommend election of two representatives of Steel (Messrs. Howard and Henderson or successors designated by Steel) for election as directors at the 2006 Annual
Meeting of Stockholders. Until the election of directors at the 2006 Annual
Meeting of Stockholders of the Company (the "2006 Annual Meeting"), the Board of
Directors then in office will not, without the prior approval of at least 66.7%
of the members of the Board of Directors then in office, (a) form an executive committee, (b) increase the size of the Board of Directors above five directors,
(c) approve any executive compensation, including option or stock grants to executives, (d) remove a director without cause, or (e) take any other action that would adversely affect the rights and powers of the Steel representatives as directors or take any action that would adversely affect the rights and powers of the Non-Steel Representatives as directors.

      Steel has also agreed in the Confirmatory Agreement that, until the elections for directors are held at the 2006 Annual Meeting, Steel and its affiliates will vote all shares of common stock beneficially owned by them in favor of directors who are not affiliated with, nor are representative of, Steel
(the "Non-Steel Representatives") so that at least 60% of the Company's directors are Non-Steel Representatives. The Non-Steel Representatives to be
elected at any such stockholder meeting will be recommended by a newly formed
"Existing Non-Steel Representatives Directors Committee." This committee, when formed, will consist of the Non-Steel Representatives on the Board until the elections at the 2006 Annual Meeting.

      Steel has also agreed in the Confirmatory Agreement that at the 2006
Annual Meeting, and at each meeting of stockholders held thereafter prior to
December 31, 2009 where directors are elected, Steel will vote its and its affiliates' shares to elect at least two Non-Steel Representatives as directors who will be the same as two of the three Non-Steel Representatives on the
Existing Non-Steel Representatives Directors Committee, or successors designated by them as Post 2006 Non-Steel Representatives Nominees (as defined below), or elect at least two Non-Steel Representatives selected by Steel if there are no
Post 2006 Non-Steel Representatives Nominees designated by the Existing
Non-Steel Representatives Directors Committee available for election as the Post
2006 Non-Steel Representatives Directors. The Post 2006 Non-Steel
Representatives Directors will include any two of Messrs. Kermes, Donnelly and
Held, or any successors previously designated by them (the "Post 2006 Non-Steel
Representatives Nominees") as long as they remain qualified as a Non-Steel
Representative and are willing to serve as directors of the Company and at least two of the Post 2006 non-Steel Representatives Nominees, or successors designated by them from time to time after the elections at the 2006 Annual
Meeting, constitute the "Post 2006 Non-Steel Representatives Directors
Committee".

      In the event that none or only one of the Post 2006 Non-Steel
Representatives Nominees, and successors designated by them, are willing and able to stand for election as Independent Directors, then a committee of the then Non-Steel Representatives of the Board of Directors will nominate a replacement (or replacements, if applicable) candidates to fill the Non-Steel
Representatives positions on the Board of Directors. Under the terms of the
Confirmatory Agreement, there will be two Non-Steel Representatives on the Board of Directors at all times following the 2006 Annual Meeting through December 31,
2009. However, in the event that there are no Post 2006 Non-Steel
Representatives Directors (or a successor designated by them) or any Post 2006
Non-Steel Representatives Nominees for the Non-Steel Representatives Directors
Committee at a given time, then the remaining directors will (after good faith consultation with any available Post 2006 Non-Steel Representatives Nominees)
select new Non-Steel Representatives Directors.

      The Confirmatory Agreement further provides that the approval of the
Non-Steel Representatives will be required, or in certain circumstances the approval of the stockholders, subject to certain exceptions (all as set out in the Confirmatory Agreement) before the adoption or consummation of certain actions, including the following: (1) entering into any contract, arrangement, understanding or transaction between Steel and the Company; (2) further amending, modifying or repealing of the Rights Agreement after the amendment contemplated by the Confirmatory Agreement; and (3) any amendment, modification or repeal of the Confirmatory Agreement.

      The Confirmatory Agreement terminates on December 31, 2009.

ITEM 13. EXHIBITS.

Exhibit
Number         Description
------         -----------

     2.1       Agreement and Plan of Merger, dated as of December 14, 2004, by and among BNS Co., BNS Holding, Inc. and BNS Holdings Merger Sub,
               Inc. (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on December 14, 2004).

     3.1       Amended and Restated Certificate of Incorporation of BNS Holding,
               Inc. (incorporated herein by reference to Exhibit 99.2 to the
               Company's Form 8-K filed on December 14, 2004).

     3.2       Amended and Restated By-laws of BNS Holding, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 8, 2005).

     3.3       Certificate of Designation, Preferences and Rights of Series B
               Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company's Form 8-K filed on March 5, 1998
               (the "3/5/98 Form 8-K")).

     4.1       Rights Agreement, dated as of February 13, 1998 ("Rights
               Agreement"), by and between Brown & Sharpe Manufacturing Company and BankBoston N.A., as Rights Agent (incorporated herein by reference to Exhibit 1 to the 3/5/98 Form 8-K).

     4.2       Notice of Adjustment under the Rights Agreement, dated May 21,
               2001 (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on May 21, 2001).

     4.3       Amendment to Rights Agreement, effective October 18, 2001, appointing EquiServe Trust Company, N.A. as the rights agent
               (incorporated herein by reference to Exhibit 10.902 to the
               Company's Form 10-Q for the quarter ended September 30, 2001 and filed on November 14, 2001).

     4.4       Amendment No. 2 to Rights Agreement, dated as of October 10, 2002
               (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on October 15, 2002).

     4.5       Amendment No. 3 to Rights Agreement, dated as of October 6, 2003
               (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on October 7, 2003).

     4.6       Amendment No. 4 to Rights Agreement, dated as of December 8, 2004
               (incorporated herein by reference to Exhibit 99.2 to the
               Company's Form 8-K filed on December 9, 2004).

     4.7       Rights Agreement Assumption Agreement, dated as of December 14,
               2004, between BNS Holding, Inc., BNS Co. and EquiServe Trust
               Company, N.A. (incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K filed on December 14, 2004).

     10.1      Brown & Sharpe Manufacturing Company 1999 Equity Incentive
               (incorporated herein by reference to Exhibit 10.109 to the
               Company's Form 10-Q for the quarter ended June 30, 1999 and filed
               August 13, 1999).

     10.2      Instrument of Adoption and Assumption of the Company's 1999
               Equity Incentive Plan, dated as of December 14, 2004, by BNS
               Holding, Inc. (incorporated herein by reference to Exhibit 99.6 to the Company's Form 8-K filed on December 14, 2004).

     10.3      Form of Indemnity Agreement between Company and its Directors and
               Executive Officers (incorporated herein by reference to Exhibit
               10.80 to the Company's Form 10-K for the fiscal year ended
               December 31, 1996 and filed on March 28, 1997 (the "1996 10-K")).

     10.4      Instrument of Adoption and Assumption of Indemnity Agreements,
               dated as of December 14, 2004, by BNS Holding, Inc. (incorporated herein by reference to Exhibit 99.5 to the Company's Form 8-K filed on December 14, 2004).

     10.5      Engagement Letter, dated as of March 7, 2005, between Michael
               Warren Associates, Inc. and the Company (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on
               March 7, 2005).

     10.6      Form of Indemnity Agreement between the Company and Michael
               Warren, dated December 20, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-K for the fiscal year ended December 31, 2002 and filed on March 26, 2003).

     10.7      Purchase and Sale Agreement, dated as of February 5, 2004, BNS
               Co., BNS International, Ltd. And Bath Road Holdings Limited
               Ethics (incorporated herein by reference to Exhibit 10.41 to the
               Company's Form 10-K for the fiscal year ended December 31, 2003 and filed on March 2, 2004 (the "2003 10-K")).

     10.8      Confirmatory Agreement, dated as of December 8, 2004, between the
               Company and Steel Partners II, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on
               December 9, 2004).

     10.9      Instrument of Adoption and Assumption of Confirmatory Agreement,
               dated as of December 14, 2004, by BNS Holding, Inc. (incorporated herein by reference to Exhibit 99.8 to the Company's Form 8-K filed on December 14, 2004).

     14        Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the 2003 10-K).

     21        Subsidiaries of the Company (incorporated herein by reference to
               Exhibit 21 to the Company's Form 10-K for the fiscal year ended
               December 31, 2004 and filed on March 16, 2005).

     23        Consent of Independent Registered Public Accounting Firm.

     31.1      Section 302 Certification of Chief Executive Officer.

     31.2      Section 302 Certification of Chief Financial Officer.

     32        Section 906 Certification of Chief Executive Officer and Chief
               Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Our principal accountant for the audit of our annual financial statements for our fiscal years ended December 31, 2004 and 2005, was Ernst & Young LLP.
The following table presents fees paid by us for professional services rendered by Ernst & Young LLP for the fiscal years 2005 and 2004.

Fee Category                               Fiscal 2005 Fees     Fiscal 2004 Fees
------------                               ----------------     ----------------

Audit Fees                                   $     97,000         $    86,500
Audit-Related Fees                                 13,000              10,000
Tax Fees                                            4,000              40,000
                                             ------------         -----------
Total Fees                                   $    114,000         $   136,500

      AUDIT FEES were for professional services rendered for the audit of the
Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

      AUDIT-RELATED FEES were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plans audits and consultations concerning financial accounting and reporting matters not classified as audits.

      TAX FEES were for professional services for U.K. tax advice and tax planning.

      There were no fees paid to Ernst & Young LLP in either 2005 or 2004 related to other services. No fees were paid to Ernst & Young LLP for financial information systems design or implementation services during 2005 or 2004.

      The Company's Audit Committee has not established any pre-approval procedures, but instead reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. All of the fees shown above were pre-approved by the Audit Committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BNS Holding, Inc.

Date: March 7, 2006                    By: /s/ Michael D. Warren
                                           -------------------------------------
                                           Michael D. Warren
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth N. Kermes      Chairman of the Board and Director      March 7, 2006
-----------------------
Kenneth N. Kermes

/s/ Richard M. Donnelly    Director                                March 7, 2006
-----------------------
Richard M. Donnelly

/s/ J. Robert Held         Director                                March 7, 2006
-----------------------
J. Robert Held

/s/ Jack Howard            Director                                March 7, 2006
-----------------------
Jack Howard

/s/ James Henderson        Director                                March 7, 2006
-----------------------
James Henderson

/s/ Michael D. Warren      President and Chief Executive Officer   March 7, 2006
-----------------------    Vice President and Chief Financial
Michael D. Warren          Officer (Principal Executive Officer)
                           (Principal Financial Officer)
                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

     2.1       Agreement and Plan of Merger, dated as of December 14, 2004, by and among BNS Co., BNS Holding, Inc. and BNS Holdings Merger Sub,
               Inc. (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on December 14, 2004).

     3.1       Amended and Restated Certificate of Incorporation of BNS Holding,
               Inc. (incorporated herein by reference to Exhibit 99.2 to the
               Company's Form 8-K filed on December 14, 2004).

     3.2       Amended and Restated By-laws of BNS Holding, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 8, 2005).

     3.3       Certificate of Designation, Preferences and Rights of Series B
               Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company's Form 8-K filed on March 5, 1998
               (the "3/5/98 Form 8-K")).

     4.1       Rights Agreement, dated as of February 13, 1998 ("Rights
               Agreement"), by and between Brown & Sharpe Manufacturing Company and BankBoston N.A., as Rights Agent (incorporated herein by reference to Exhibit 1 to the 3/5/98 Form 8-K).

     4.2       Notice of Adjustment under the Rights Agreement, dated May 21,
               2001 (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on May 21, 2001).

     4.3       Amendment to Rights Agreement, effective October 18, 2001, appointing EquiServe Trust Company, N.A. as the rights agent
               (incorporated herein by reference to Exhibit 10.902 to the
               Company's Form 10-Q for the quarter ended September 30, 2001 and filed on November 14, 2001).

     4.4       Amendment No. 2 to Rights Agreement, dated as of October 10, 2002
               (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on October 15, 2002).

     4.5       Amendment No. 3 to Rights Agreement, dated as of October 6, 2003
               (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on October 7, 2003).

     4.6       Amendment No. 4 to Rights Agreement, dated as of December 8, 2004
               (incorporated herein by reference to Exhibit 99.2 to the
               Company's Form 8-K filed on December 9, 2004).

     4.7       Rights Agreement Assumption Agreement, dated as of December 14,
               2004, between BNS Holding, Inc., BNS Co. and EquiServe Trust
               Company, N.A. (incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K filed on December 14, 2004).

     10.1      Brown & Sharpe Manufacturing Company 1999 Equity Incentive
               (incorporated herein by reference to Exhibit 10.109 to the
               Company's Form 10-Q for the quarter ended June 30, 1999 and filed
               August 13, 1999).

     10.2      Instrument of Adoption and Assumption of the Company's 1999
               Equity Incentive Plan, dated as of December 14, 2004, by BNS
               Holding, Inc. (incorporated herein by reference to Exhibit 99.6 to the Company's Form 8-K filed on December 14, 2004).

     10.3      Form of Indemnity Agreement between Company and its Directors and
               Executive Officers (incorporated herein by reference to Exhibit
               10.80 to the Company's Form 10-K for the fiscal year ended
               December 31, 1996 and filed on March 28, 1997 (the "1996 10-K")).

     10.4      Instrument of Adoption and Assumption of Indemnity Agreements,
               dated as of December 14, 2004, by BNS Holding, Inc. (incorporated herein by reference to Exhibit 99.5 to the Company's Form 8-K filed on December 14, 2004).

     10.5      Engagement Letter, dated as of March 7, 2005, between Michael
               Warren Associates, Inc. and the Company (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on
               March 7, 2005).

     10.6      Form of Indemnity Agreement between the Company and Michael
               Warren, dated December 20, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-K for the fiscal year ended December 31, 2002 and filed on March 26, 2003).

     10.7      Purchase and Sale Agreement, dated as of February 5, 2004, BNS
               Co., BNS International, Ltd. and Bath Road Holdings Limited
               Ethics (incorporated herein by reference to Exhibit 10.41 to the
               Company's Form 10-K for the fiscal year ended December 31, 2003 and filed on March 2, 2004 (the "2003 10-K")).

     10.8      Confirmatory Agreement, dated as of December 8, 2004, between the
               Company and Steel Partners II, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on
               December 9, 2004).

     10.9      Instrument of Adoption and Assumption of Confirmatory Agreement,
               dated as of December 14, 2004, by BNS Holding, Inc. (incorporated herein by reference to Exhibit 99.8 to the Company's Form 8-K filed on December 14, 2004).

     14        Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the 2003 10-K).

     21        Subsidiaries of the Company (incorporated herein by reference to
               Exhibit 21 to the Company's Form 10-K for the fiscal year ended
               December 31, 2004 and filed on March 16, 2005).

     23        Consent of Independent Registered Public Accounting Firm.

     31.1      Section 302 Certification of Chief Executive Officer.

     31.2      Section 302 Certification of Chief Financial Officer.

     32        Section 906 Certification of Chief Executive Officer and Chief
               Financial Officer.

