Form 10QSB
period 2006-03-31
BNS HOLDING, INC.
filed 2006-05-05
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       OR

/ /                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

         25 Enterprise Center, Suite 104, Middletown, Rhode Island 02842
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

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,030,444 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of May 2, 2006.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS*

                                BNS HOLDING, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                              For the Quarter
                                                              Ended March 31,

                                                           2006            2005
                                                           ----            ----

General and administrative expense                       $ 1,228        $   489
                                                         -------        -------
Operating loss                                            (1,228)          (489)
Other income, net                                            203             39
                                                         -------        -------
Loss from continuing
   operations                                             (1,025)          (450)

Loss from discontinued                                       -               (8)
  operations                                             -------        -------
Net loss                                                 $(1,025)       $  (458)
                                                         =======        =======
Net loss per share basic and
 diluted:
     Continuing operations                               $ (0.34)       $ (0.15)
     Discontinued operations                                 -              -
                                                         -------        -------

Net loss per common share basic and
  diluted                                                $ (0.34)       $ (0.15)
                                                         =======        =======

Weighted average shares outstanding:
   Basic                                                   3,024          3,017
                                                         =======        =======
   Diluted                                                 3,024          3,017
                                                         =======        =======

    *The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)

                                                                       March 31,         December 31,
                                                                         2006                2005
                                                                     (Un-audited)
                                                                     ------------        ------------
                             ASSETS
Current Assets:

         Cash                                                          $ 20,033            $ 20,505
         Prepaid expenses & other current assets                            528                 680
                                                                       --------            --------
            Total current assets                                         20,561              21,185
Machinery and equipment                                                      37                  37
Less accumulated depreciation                                                31                  30
                                                                       --------            --------
                                                                              6                   7
Restricted cash                                                             417                 415
Deferred Acquisition Costs                                                  -                   648
                                                                       --------            --------
                                                                       $ 20,984            $ 22,255
                                                                       ========            ========
               LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses                         $  1,110            $  1,358
                                                                       --------            --------
            Total current liabilities                                     1,110               1,358

Commitments and contingencies                                               -                   -
Shareowners' equity:
         Preferred stock; $1.00 par value; authorized
         1,000,000 shares; none issued                                      -                   -
         Common Stock:
           Class A, par value, $.01; authorized 30,000,000
           shares; issued 3,038,962 shares at March 31,
           2006 and 3,033,962 shares at December 31,
           2005                                                              30                  30
           Class B, par value, $.01; authorized 2,000,000
           shares; issued - none                                              -                   -
         Additional paid-in capital                                      87,130              87,106
         Accumulated deficit                                            (66,806)            (65,781)
         Unamortized value of restricted stock awards                       (25)                 (3)
         Treasury stock: 8,518 shares at cost                              (455)               (455)
                                                                       --------            --------

           Total shareowners' equity                                     19,874              20,897
                                                                       --------            --------
                                                                       $ 20,984            $ 22,255
                                                                       ========            ========

   * The accompanying notes are an integral part of the financial statements.

                                BNS HOLDING, INC.
                                -----------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (dollars in thousands)
                                   (unaudited)

                                                           For the Three Months Ended
                                                                    March 31,

                                                                2006        2005
                                                                ----        ----
CASH USED IN OPERATIONS:

Net loss                                                     $ (1,025)   $   (458)
Adjustments to reconcile net loss to net used in
         Operating activities:
              Depreciation and amortization                         3          11
              Changes in operating assets and liabilities         (96)        193
              Changes in restricted cash                           (2)      1,054
                                                             --------    --------
          Net Cash Provided By (Used in) Operations            (1,120)        800
                                                             --------    --------

INVESTMENT TRANSACTIONS:
Change in deferred charges relating to pending acquisition        648         -

                                                             --------    --------
          Cash Provided By Investing Transactions                 648         -
                                                             --------    --------

CASH AND CASH EQUIVALENTS:
(Decrease) Increase during the period                            (472)        800
Beginning balance                                              20,505      20,922
                                                             --------    --------
Ending balance                                               $ 20,033    $ 21,722
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
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (dollars in thousands except per share data)

1.       BNS Holding, Inc. (the "Company") at present has no active trade or business operations but is searching for a suitable business to acquire. The Company has been conducting negotiations with an undisclosed party for the acquisition of the assets of an operating business. However, on April 21, 2006 the Company withdrew its offer to acquire the assets and has reflected the previously deferred acquisition costs as a current period expense for the three months ended March 31, 2006.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S.
         generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.       Discontinued Operations - The loss reported in discontinued operations in 2005 contains expenses related to the funds held in escrow relating to the sale of the UK Subsidiary in June 2004.

3.       Diluted loss per share is the same as basic loss per share from continuing operations in 2006 and 2005 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations. A total of 5,000 unvested restricted shares as of March 31, 2006 have an antidilutive effect and are not included in the calculation.

4.       Comprehensive income (loss) is the same as net income (loss) for the three months ended March 31, 2006 and 2005.

5.       Other assets at December 31, 2005 include fees accrued and paid to outside parties for matters related to the Company's negotiations to acquire the assets of an operating business. In April, 2006, the
         Company withdrew its offer to purchase these assets. These costs were recorded as a current period expense for the three months ended March
         31, 2006 reflecting the subsequent withdrawal of its offer to acquire the business.

6.       Litigation - The Company is a defendant in a variety of legal claims that arise in the normal course of business relating to operations no longer owned by the Company, and is involved in certain environmental proceedings. The Company's BNS Co. subsidiary receives claims from time to time for toxic tort injuries related to the alleged use of asbestos material in pumps sold by its former pump division, and other product liability claims relating to the use of machine tools sold by divisions of BNS Co. which were sold many years ago. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by BNS Co.'s former pump division, which was sold in
         1992. The Company expects that its BNS Co. subsidiary will continue to be subject to additional toxic tort claims in the future.

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

         Since 1994 the Company's BNS Co. subsidiary has been named as a defendant in a total of 635 known claims (as of May 1, 2006) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31,
         2001. Additional claims were filed in subsequent years as follows: In
         2002, 98 claims; in 2003, 194 claims; in 2004, 178 claims; and in 2005,
         76 claims. As of May 1, 2006, there have been 35 additional claims filed.

         In 2002, 42 claims were settled for an aggregate of approximately
         $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment, and one claim was dismissed and closed. In
         2004, eight claims were granted summary judgment and were closed, 144 claims were dismissed, and seven claims were settled for $500 each. In
         2005, six claims were granted summary judgment and were closed, 127 claims were dismissed and six were settled for $500 each. In October
         2005, the Company and its insurers settled two claims for an aggregate of $150,000.

         There were 289 known claims open and active as of May 1, 2006. However, under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by the Company of the entry of a dismissal or settlement of a claim or the filing of a new claim.

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

7.       The Company is from time to time subject to state tax audits. The
         Company accounts for such exposure in accordance with the provisions of
         SFAS 5, "Accounting for Contingencies." The Company has recorded a liability of $420 as of March 31, 2006 and $458 as of December 31,
         2005, which includes estimated unassessed state tax audit adjustments.

8.       On January 24, 2005, an aggregate of 5,000 shares of series A restricted stock were awarded to five directors in partial payment of the retainer fee for the 2005 year. These restricted shares vested on
         January 24, 2006. On March 13, 2006, an aggregate of 5,000 shares of series A restricted stock were awarded to five directors in partial payment of the retainer fee for the 2006 year. These restricted shares are subject to forfeiture and do not vest until the director has continuously served as a director through March 13, 2007.

         The forfeiture restrictions on restricted stock granted in March 2006 will lapse and the shares will vest immediately prior to termination of service as a director on account of death or disability or, if earlier, on the day immediately prior to the occurance of certain events, namely, a merger or other business combination or other change in control transaction, dissolution or filing by the Company under bankruptcy laws. Prior to vesting or forfeiture of the restricted shares, directors are entitled to receive dividends and to vote the shares. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. Compensation expense for the three months ended March 31, 2006 was $2. Compensation expense for the three months ended March 31, 2005 was $10.

         On January 1, 2006 the Company adopted revised Statement of Financial
         Accounting Standards No. 123 ("SFAS No. 123R"), "Share-Based Payments."
         Because the fair value recognition provisions of SFAS No. 123R were materially consistent with the Company's recognition of compensation expense associated with their restricted stock grants, the adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

BNS HOLDING, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SUMMARY

The Company at present has no active trade or business operations but is searching for a suitable business to acquire. The Company has been conducting negotiations with an undisclosed party for the acquisition of the assets of an operating business. However, on April 21, 2006 the Company withdrew its offer to acquire the assets and has recorded the previously deferred acquisition costs as a current period expense for the three months ended March 31, 2006, reflecting the subsequent withdrawal of its offer to acquire the business.

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

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

Operating loss for the three months ended March 31, 2006 of $1,228 was $739 higher than the three months ended March 31, 2005 primarily due to the write-off of previously deferred acquisition costs relating to an acquisition of an operating business for which the Company has withdrawn its offer and discontinued negotiations. While the Company has continued to reduce corporate level administration expenses over last year, management believes there is little opportunity for further reduction without the acquisition of an operating business. The operating losses for 2006 and 2005 include legal and professional costs incurred in connection with ongoing litigation, and the sale of assets and exploration of strategic alternatives.

Other income, net amounted to $203 for the three months ended March 31, 2006 compared with $39 for the three months ended March 31, 2005. Other income, net in the three months ended March 31, 2006 and 2005 consists primarily of interest income offset by the unrealized foreign exchange losses generated by the UK escrow account. Interest income increased primarily as a result of higher interest rates earned by funds invested in money market accounts.

No income taxes are provided for the U.S. operation as the Company has a loss in the current year and has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued operations amounted to a loss of $8 for the three months ended
March 31, 2005. The loss reported in discontinued operations in 2005 primarily pertains to expenses paid out of the escrow account established in connection with the sale of UK Property and to expenses related to the North Kingstown property. There were no such expenses in the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash of $20,033 at March 31, 2006. This is a decrease of $472 from the cash balance at December 31, 2005. The decrease is primarily attributable to the expenses of operations for the three months ended
March 31, 2006 and an additional $174 relating to the discontinued acquisition negotiations.

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

CASH FLOW AND WORKING CAPITAL

Net cash used in the operations for the three months ended March 31, 2006 was
$1,120, which was partially offset by the change in Deferred Acquisition
Charges. The Company had working capital related to continuing operations of
$19,451 at March 31, 2006 and $19,827 at December 31, 2005. This decrease in working capital is primarily attributable to the expenses of operations for the three months ended March 31, 2006 and an additional $174 of acquisition costs relating to the discontinued acquisition negotiations.

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
established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At March 31, 2006, the balance of the escrow account consisted of $.254 million of restricted funds and $9,000 of unrestricted accumulated interest. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode
Island Property. However, we may incur additional costs for remediation above the escrowed amount and insurance limits, and ongoing monitoring of contaminants may indicate further environmental problems.

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

OUR RECORDED LIABILITY ON OUR BALANCE SHEET MAY NOT BE SUFFICIENT TO COVER ALL
OF OUR LIABILITY CLAIMS.

The Company has recorded a liability of $0.6 million on the consolidated balance sheet relating to the open and active claims against BNS Co. as of March 31,
2006. This liability represents an estimate of the likely costs to defend against or settle these claims by BNS Co. beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by
BNS Co. BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. However, the Company may need to take additional charges in connection with the defense, settlement or judgment of existing claims. Also, the costs of future claims and the related costs of defense, settlements or judgments may not be consistent with the experience to date relating to existing claims.

THE UNCERTAIN PROSPECT OF FUTURE TOXIC-TORT CLAIMS AND THE UNCERTAINTY OF
VALUING SUCH CLAIMS MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO DETERMINE
SHAREHOLDER DISTRIBUTIONS OR TO SELL THE COMPANY.

                                       10

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

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOLS") MAY BECOME SIGNIFICANTLY
LIMITED.

The Company had NOLs of approximately $54 million at March 31, 2006, which were available to offset taxable earnings in the future. In the event of a "change of ownership" within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOLs to offset future taxable earnings becomes significantly limited. While the Company's management and tax advisors believe the Company has not, as of May 2, 2006, experienced such a "change of ownership," based on their examination of public shareholder documents filed with the SEC, it appears that the Company may be close to the threshold for such a change.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports under the
Securities Exchange Act of 1934, such as this Form 10-QSB, is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's Chief Executive Officer and
Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                       11

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company's management, of the effectiveness of the design and the operation of the
Company's disclosure controls and procedures as defined in Securities Exchange
Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

           Exhibits

           10.1            Engagement Letter, dated as of January 1, 2006,
                           between Michael Warren Associates, Inc. and the
                           Company.

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

                                       12

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

May 2, 2006

                                       13