Form 10QSB
period 2006-06-30
BNS HOLDING, INC.
filed 2006-08-10
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

        State the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date:  3,030,444 shares of Class A common stock,  par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of August 4, 2006.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS*

                                                  BNS HOLDING, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands except per share data)
                                                     (unaudited)

                                                        For the Quarter                     For the Six Months
                                                        Ended June 30,                        Ended June 30,

                                                     2006               2005               2006               2005
                                                     ----               ----               ----               ----

General and administrative                        $   329            $   423            $ 1,558            $   912
                                                  -------            -------            -------            -------
Operating loss                                       (329)              (423)            (1,558)              (912)
Other income, net                                     235                 67                439                106
                                                  -------            -------            -------            -------
Loss from continuing operations                       (94)              (356)            (1,119)              (806)

Loss from discontinued operations                      --                (12)                --                (20)
                                                  -------            -------            -------            -------
Net loss                                          $   (94)           $  (368)           $(1,119)           $  (826)
                                                  =======            =======            =======            =======
Net loss per share basic and diluted:
  Continuing operations                           $ (0.03)           $ (0.12)           $ (0.37)           $ (0.26)
  Discontinued operations                                                 --                                 (0.01)
                                                  -------            -------            -------            -------

Net Loss per common share basic
  and diluted                                     $ (0.03)           $ (0.12)           $ (0.37)           $ (0.27)
                                                  =======            =======            =======            =======

Weighted average shares outstanding:
  Basic                                             3,025              3,019              3,025              3,018
                                                  =======            =======            =======            =======
  Diluted                                           3,025              3,019              3,025              3,018
                                                  =======            =======            =======            =======

                      *The accompanying notes are an integral part of the financial statements.

                                                        2

                                                BNS HOLDING, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except par value)

                                                                               June 30,            December 31,
                                                                                 2006                  2005
                                                                              (unaudited)
                                                                              -----------          ------------
                             ASSETS
Current Assets:
         Cash                                                                   $ 20,009              $ 20,505
         Prepaid expenses & other current assets                                     394                   680
                                                                              -----------          ------------
            Total current assets                                                  20,403                21,185
Machinery and equipment                                                               37                    37
Less accumulated depreciation                                                         32                    30
                                                                              -----------          ------------
                                                                                       5                     7
Restricted cash                                                                      426                   415
Deferred Acquisition Costs                                                            --                   648
                                                                              -----------          ------------
                                                                                $ 20,834              $ 22,255
                                                                              ===========          ============
               LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses                                  $  1,047              $  1,358
                                                                              -----------          ------------
            Total current liabilities                                              1,047                 1,358
Commitments and contingencies                                                         --                    --
Shareowners' equity:
         Preferred stock; $1.00 par value; authorized 1,000,000
         shares; none issued                                                          --                    --
         Common Stock:
           Class A, par value, $.01; authorized 30,000,000
           shares; issued 3,038,962 shares at June 30,
           2006 and 3,033,962 shares at December 31,
           2005                                                                       30                    30
           Class B, par value, $.01; authorized 2,000,000 shares;
           issued - none                                                              --                    --
         Additional paid-in capital                                               87,112                87,106
         Accumulated deficit                                                     (66,900)              (65,781)
         Unamortized value of restricted stock awards                                 --                    (3)
         Treasury stock: 8,518 shares at cost                                       (455)                 (455)
                                                                              -----------          ------------

           Total shareowners' equity                                              19,787                20,897
                                                                              -----------          ------------
                                                                                $ 20,834              $ 22,255
                                                                              ===========          ============

                      * The  accompanying  notes  are an  integral  part  of the financial statements.

                                                        3

                                       BNS HOLDING, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (dollars in thousands)
                                          (unaudited)

                                                                   For the Six Months Ended
                                                                           June 30,

                                                                   2006               2005
                                                                   ----               ----
CASH USED IN OPERATIONS:
Net loss                                                         $ (1,119)          $   (826)
Adjustments to reconcile net loss to net used in
         Operating activities:
              Depreciation and amortization                            11                 22
              Changes in operating assets and liabilities             (25)               (31)
              Changes in restricted cash                              (11)             1,061
                                                                 --------           --------
          Net Cash Provided By (Used in) Operations                (1,144)               266
                                                                 --------           --------

INVESTMENT TRANSACTIONS:
Change in deferred charges relating to pending acquisition            648                 --

                                                                 --------           --------
          Cash Provided By Investing Transactions                     648                 --
                                                                 --------           --------

CASH AND CASH EQUIVALENTS:
(Decrease) Increase during the period                                (496)               266
Beginning balance                                                  20,505             20,922
                                                                 --------           --------
Ending balance                                                   $ 20,009           $ 21,148
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
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (dollars in thousands except per share data)

1.       BNS Holding, Inc. (the "Company") at present has no active trade or business operations but is searching for a suitable business to acquire. The Company had been conducting negotiations with an undisclosed party for the acquisition of the assets of an operating business. However, on April 21, 2006 the Company withdrew its offer to acquire the assets and reflected the previously deferred acquisition costs as a current period expense for the first quarter ended March 31,
         2006.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S.
         generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
         10-KSB for the year ended December 31, 2005.

2.       Discontinued Operations - The losses reported in discontinued
         operations for periods in 2005 contains expenses related to the sale of the Rhode Island Property, which was sold on August 26, 2003.

3.       Diluted loss per share is the same as basic loss per share from continuing operations in 2006 and 2005 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations. A total of 5,000 unvested restricted shares as of June 30, 2006 are not included in the calculation.

4.       Comprehensive income (loss) is the same as net income (loss) for the three and six months ended June 30, 2006 and 2005.

5.       Deferred Acquisition Costs at December 31, 2005 include fees accrued and paid to outside parties for matters related to the Company's negotiations to acquire the assets of an operating business. In April
         2006, the Company withdrew its offer to purchase these assets. These costs were recorded as a current period expense for the first quarter ended March 31, 2006 reflecting the subsequent withdrawal of its offer to acquire the business.

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

         Since 1994 the Company's BNS Co. subsidiary has been named as a defendant in a total of 659 known claims (as of July 31, 2006) relating to these pumps. In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31,
         2001. Additional claims were filed in subsequent years as follows: In
         2002, 98 claims; in 2003, 194 claims; in 2004, 178 claims; and in 2005,
         76 claims. As of July 31, 2006, there were 59 additional claims filed.

         Through 2002, 44 claims were dismissed or settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment, and one claim was dismissed and closed. In 2004, eight claims were granted summary judgment and were closed, 144 claims were dismissed, and seven claims were settled for
         $500 each. In 2005, six claims were granted summary judgment and were closed, 124 claims were dismissed and six were settled for $500 each.
         In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. As of July 31, 2006, an additional six claims were granted summary judgment and were closed, five claims have been settled for an aggregate of $2,600, and an additional 68 claims have been dismissed or agreed to dismiss.

         There were 234 known claims open and active as of July 31, 2006.
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

7.       The Company is from time to time subject to state tax audits. The
         Company accounts for such exposure in accordance with the provisions of
         SFAS 5, "Accounting for Contingencies." The Company has recorded a liability of $398 as of June 30, 2006 and $458 as of December 31, 2005,
         which includes estimated unassessed state tax audit adjustments.

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

         The forfeiture restrictions on restricted stock granted in March 2006 will lapse and the shares will vest immediately prior to termination of service as a director on account of death or disability or, if earlier, on the day immediately prior to the occurrence of certain events, namely, a merger or other business combination or other change in control transaction, dissolution or filing by the Company under bankruptcy laws. Prior to vesting or forfeiture of the restricted shares, directors are entitled to receive dividends and to vote the shares. The fair market value of the shares on the date of issuance are being amortized to operations over the vesting period. Compensation expense for the three and six months ended June 30, 2006 was $2 and $9, respectively. Compensation expense for the three and six months ended
         June 30, 2005 was $10 and $19, respectively.

         On January 1, 2006 the Company adopted revised Statement of Financial
         Accounting Standards No. 123 ("SFAS No. 123R"), "Share-Based Payments."
         Because the fair value recognition provisions of SFAS No. 123R were materially consistent with the Company's recognition of compensation expense associated with their restricted stock grants, the adoption of this standard had an immaterial impact on the Company's operations. The
         Company was required to reclass the 2006 unamortized value of the restricted stock awards recorded on the balance sheet to Additional
         Paid-in Capital.

         In June 2006, the FASB issued FAXB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109"
         ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.
         FIN 48 is effective for fiscal years beginning after December 15, 2006.
         If there are changes in net assets as a result of application of FIN 48 these will be accunted for as an adjustment to retained earnings. The
         Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

The Company at present has no active trade or business operations but is searching for a suitable business to acquire. The Company had been conducting negotiations with an undisclosed party for the acquisition of the assets of an operating business. However, on April 21, 2006 the Company withdrew its offer to acquire the assets and has recorded the previously deferred acquisition costs as a current period expense for the first quarter ended March 31, 2006, reflecting the subsequent withdrawal of its offer to acquire the business.

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

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

Operating loss for the three months ended June 30, 2006 of $329 was $94 lower than the three months ended June 30, 2005 primarily due to the continuing efforts of management to reduce overhead. Operating loss for the six months ended June 30, 2006 was $646 higher than the six months ended June 30, 2005 primarily due to the write-off of previously deferred acquisition costs relating to an acquisition of an operating business for which the Company has withdrawn its offer and discontinued negotiations. While the Company has continued to reduce corporate level administration expenses over last year, management believes there is little opportunity for further reduction without the acquisition of an operating business. The operating losses for 2006 and 2005 include legal and professional costs incurred in connection with ongoing litigation, and the sale of assets and exploration of strategic alternatives.

Other income, net amounted to $235 and $439 for the three and six months ended
June 30, 2006, respectively, compared with $67 and $106 for the three and six months ended June 30, 2005. Other income, net for all periods consists primarily of interest income. Interest income increased primarily as a result of higher interest rates earned by funds invested in money market accounts.

No income taxes are provided for the U.S. operation as the Company has a loss in the current year and has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued operations amounted to a loss of $12 and $20 for the three and six months ended June 30, 2005. The loss reported in discontinued operations in 2005 primarily pertains to expenses paid out of the escrow account established in connection with the sale of Rhode Island Property. There have been no such expenses through June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash of $20,009 at June 30, 2006. This is a decrease of $496 from the cash balance at December 31, 2005. The decrease is primarily attributable to the expenses of operations for the six months ended
June 30, 2006 and expenses relating to the discontinued acquisition negotiations.

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

CASH FLOW AND WORKING CAPITAL

Net cash used in the operations for the six months ended June 30, 2006 was
$1,144, which was partially offset by the change in Deferred Acquisition
Charges. The Company had working capital related to continuing operations of
$19,356 at June 30, 2006 and $19,827 at December 31, 2005. This decrease in working capital is primarily attributable to the expenses of operations for the six months ended June 30, 2006, including costs relating to the discontinued
acquisition negotiations.

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
established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At June 30, 2006, the balance of the escrow account consisted of $.254 million of restricted funds and $10,000 of unrestricted accumulated interest. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode
Island Property. However, we may incur additional costs for remediation above the escrowed amount and insurance limits, and ongoing monitoring of contaminants may indicate further environmental problems.

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

WE ARE INVOLVED IN CLAIMS RELATING TO ALLEGED ASBESTOS MATERIAL USED IN PRODUCTS
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

THE  UNCERTAIN  PROSPECT  OF FUTURE  TOXIC-TORT  CLAIMS AND THE  UNCERTAINTY  OF
VALUING  SUCH  CLAIMS MAY HAVE A  NEGATIVE  IMPACT ON OUR  ABILITY TO  DETERMINE
SHAREHOLDER DISTRIBUTIONS OR TO SELL THE COMPANY.

The uncertain prospect of additional toxic-tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has raised some concern, at least for the short term, concerning the Company's ability to determine prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims may also affect the ability of the Company to carry out an orderly liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provision for payments to creditors and contemplated distributions to stockholders.

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

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOLS") MAY BECOME LIMITED.

The Company had substantial NOLs at June 30, 2006, which were available to offset taxable earnings in the future. In the event of a "change of ownership"
within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOLs to offset future taxable earnings becomes somewhat limited, but the NOL's are not eliminated. The Company's management and tax advisors have undertaken a detailed analysis of the Company's NOLs in order to determine more precisely the amount of NOLs available in any given year. This analysis involves the review of the Company's historical shareholder and financial records as well as the examination of public shareholder documents filed with the SEC. The Company continues to believe that it may be close to the threshold for such a "change of ownership", but does not believe that, should such a threashhold have been passed, the utility of the NOLs will have been substantially impaired.

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

          (a) The 2006 annual meeting of stockholders was held on June 15, 2006.

          (c) Matters voted on at the meeting and the number of votes cast:

              Proposal No. 1 - Election of Directors for a term of one year.

          NAME                       SHARES FOR          WITHHELD VOTE
          ------------------------------------------------------------
          Richard M. Donnelly        2,767,692               83,222
          J. Robert Held             2,767,810               83,104
          Jack Howard                2,618,360              232,554
          James Henderson            2,661,259              189,655
          Kenneth N. Kermes          2,767,225               89,689

              Proposal No. 2 - To ratify the appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 2006

              For                    2,839,949
              Against                   10,373
              Abstain                      592

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
                                           -----------------------------------
                                           Michael Warren
                                           President and Chief Financial Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

August 10, 2006

