Form 10QSB
period 2006-09-30
BNS HOLDING, INC.
filed 2006-11-06
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

        State the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date:  3,030,444 shares of Class A common stock,  par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of October 20, 2006.

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS*

                                                  BNS HOLDING, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands except per share data)
                                                     (unaudited)

                                                           For the Quarter                    For the Nine Months
                                                          Ended September 30,                 Ended September 30,

                                                        2006              2005              2006              2005
                                                      -------           -------           -------           -------
General and administrative                            $   271           $   502           $ 1,829           $ 1,414
                                                      -------           -------           -------           -------
Operating loss                                           (271)             (502)           (1,829)           (1,414)
Other income, net                                         257               153               696               259
                                                      -------           -------           -------           -------
Loss from continuing operations                           (14)             (349)           (1,133)           (1,155)

Loss from discontinued operations                          (8)              --                 (8)              (20)
                                                      -------           -------           -------           -------
Net loss                                              $   (22)          $  (349)          $(1,141)          $(1,175)
                                                      =======           =======           =======           =======

Net loss per share basic and diluted:
     Continuing operations                            $ (0.01)          $ (0.12)          $ (0.37)          $ (0.38)
     Discontinued operations                              --                --              (0.01)            (0.01)
                                                      -------           -------           -------           -------

Net loss per common share basic and diluted           $ (0.01)          $ (0.12)          $ (0.38)          $ (0.39)
                                                      =======           =======           =======           =======

Weighted average shares outstanding:                    3,025             3,020             3,025             3,019
                                                      =======           =======           =======           =======

                      *The accompanying notes are an integral part of the financial statements.

                                                         2

                                               BNS HOLDING, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands, except par value)

                                                                             September 30,        December 31,
                                                                                2006                 2005
                                                                             (Unaudited)
                                                                             ------------         ------------
                             ASSETS
Current Assets:
     Cash                                                                     $ 19,809              $ 20,505
     Prepaid expenses & other current assets                                       544                   680
                                                                              --------              --------
          Total current assets                                                  20,353                21,185
Machinery and equipment                                                             37                    37
Less accumulated depreciation                                                       34                    30
                                                                              --------              --------
                                                                                     3                     7
Restricted cash                                                                    426                   415
Deferred Acquisition Costs                                                          48                   648
                                                                              --------              --------
                                                                              $ 20,830              $ 22,255
                                                                              ========              ========

               LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:

     Accounts payable and accrued expenses                                    $  1,058              $  1,358
                                                                              --------              --------
          Total current liabilities                                              1,058                 1,358

Commitments and contingencies                                                     --                    --
Shareowners' equity:
     Preferred stock; $1.00 par value; authorized
     1,000,000 shares; none issued                                                --                    --
     Common Stock:
         Class A, par value, $.01; authorized 30,000,000
         shares; issued 3,038,962 shares                                            30                    30
         Class B, par value, $.01; authorized 2,000,000
         shares; issued - none                                                    --                    --
     Additional paid-in capital                                                 87,119                87,106
     Accumulated deficit                                                       (66,922)              (65,781)
     Unamortized value of restricted stock awards                                 --                      (3)
     Treasury stock: 8,518 shares at  cost                                        (455)                 (455)
                                                                              --------              --------
          Total shareowners' equity                                             19,772                20,897
                                                                              --------              --------
                                                                              $ 20,830              $ 22,255
                                                                              ========              ========

                   * The accompanying notes are an integral part of the financial statements.

                                                       3

                                            BNS HOLDING, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (dollars in thousands)
                                               (unaudited)

                                                                            For the Nine Months Ended
                                                                                  September 30,

                                                                           2006                  2005
                                                                         --------              --------
CASH USED IN OPERATIONS:
Net loss                                                                 $ (1,141)             $ (1,175)
Adjustments to reconcile net loss to net used in
     Operating activities:
        Depreciation and amortization                                          20                    32
        Changes in operating assets and liabilities                          (164)                   78
        Changes in restricted cash                                            (11)                1,061
                                                                         --------              --------
     Net Cash Used in Operations                                           (1,296)                   (4)
                                                                         --------              --------

INVESTMENT TRANSACTIONS:
Change in deferred charges relating to pending acquisition                    600                  (137)

                                                                         --------              --------
     Cash Provided by (Used in) Investing Transactions                        600                  (137)
                                                                         --------              --------

CASH AND CASH EQUIVALENTS:
Increase during the period                                                   (696)                 (141)
Beginning balance                                                          20,505                20,922
                                                                         --------              --------
Ending balance                                                           $ 19,809              $ 20,781
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

                                                   4

                                BNS HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)

     1.   BNS Holding, Inc. (the "Company") at present has no active trade or business operations but is searching for a suitable business to acquire. On April 21, 2006 the Company withdrew its offer to acquire the assets of an operating business for which it had been negotiating a purchase and sale agreement, and reflected the previously deferred acquisition costs of $648 as a current period expense for the first quarter ended March 31, 2006. However, the Company has been conducting negotiations with another undisclosed party for the acquisition of a majority of the common stock of an operating business. Costs of $48 incurred during the third quarter ended September 30, 2006 related to this potential acquisition have been reflected as deferred acquisition costs on the Company's balance sheet dated as of September 30, 2006.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S.
          generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
          10-KSB for the year ended December 31, 2005.

     2.   Discontinued Operations - The losses reported in discontinued
          operations for periods in 2006 and 2005 contain expenses related to the sale of the Rhode Island Property, which was sold on August 26,
          2003.

     3.   Diluted loss per share is the same as basic loss per share from continuing operations in 2006 and 2005 because the computation of diluted earnings per share would have an antidilutive effect on loss per share calculations from continuing operations. A total of 5,000 unvested restricted shares as of September 30, 2006 are not included in the calculation.

     4.   Comprehensive loss is the same as net loss for the three and nine months ended September 30, 2006 and 2005.

     5.   Litigation - The Company is a defendant in a variety of legal claims that arise in the normal course of business relating to operations no longer owned by the Company, and is involved in certain environmental proceedings. The Company's BNS Co. subsidiary receives claims from time to time for toxic tort injuries related to the alleged use of asbestos material in pumps sold by its former pump division, and other product liability claims relating to the use of machine tools sold by divisions of BNS Co. which were sold many years ago. Most of these suits are toxic tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by BNS Co.'s former pump division, which was sold in 1992. The Company expects that its BNS Co.
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

          Since 1994 the Company's BNS Co. subsidiary has been named as a defendant in a total of 662 known claims (as of October 15, 2006)
          relating to these pumps. In many cases these claims involve more than
          100 other defendants. Fifty-four of those claims were filed prior to
          December 31, 2001. Additional claims were filed in subsequent years as follows: In 2002, 98 claims; in 2003, 194 claims; in 2004, 178 claims;
          and in 2005, 76 claims. As of October 15, 2006, there were 62 additional claims filed in fiscal 2006.

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
          In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. As of October 15, 2006, an additional six claims were granted summary judgment and were closed, five claims have been settled for an aggregate of $2,600, and an additional 84 claims have been dismissed or agreed to dismiss.

          There were 222 known claims open and active as of October 15, 2006.
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

     6.   The Company is from time to time subject to state tax audits. The
          Company accounts for such exposure in accordance with the provisions of SFAS 5, "Accounting for Contingencies." The Company has recorded a liability of $400 as of September 30, 2006 and $458 as of December 31,
          2005, which includes estimated unassessed state tax audit adjustments.

     7.   On January 24, 2005, an aggregate of 5,000 shares of series A restricted stock were awarded to five directors in partial payment of the retainer fee for the 2005 year. These restricted shares vested on
          January 24, 2006. On March 13, 2006, an aggregate of 5,000 shares of series A restricted stock were awarded to five directors in partial payment of the retainer fee for the 2006 year. These restricted shares are subject to forfeiture and do not vest until the director has continuously served as a director through March 13, 2007.

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
          Compensation expense for the three and nine months ended September 30,
          2006 was $7 and $16, respectively. Compensation expense for the three and nine months ended September 30, 2005 was $9 and $28, respectively.

          On January 1, 2006 the Company adopted revised Statement of Financial
          Accounting Standards No. 123 ("SFAS No. 123R"), "Share-Based
          Payments." Because the fair value recognition provisions of SFAS No.
          123R were materially consistent with the Company's recognition of compensation expense associated with their restricted stock grants, the adoption of this standard had an immaterial impact on the
          Company's operations. The Company was required to reclassify the 2006 unamortized value of the restricted stock awards recorded on the balance sheet to Additional Paid-in Capital.

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109"
          ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.
          FIN 48 is effective for fiscal years beginning after December 15,
          2006. If there are changes in net assets as a result of application of
          FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

          SUBSEQUENT EVENT

          On October 31, 2006, the Company acquired an approximately 80%
          interest in Collins Industries, Inc. ("Collins"), a manufacturer of small school buses, ambulances built from modified cargo vans, terminal tracks, road construction and industrial rental sweeper equipment and certain other commercial and shuttle buses. The transaction arose after Steel Partners II, L.P. ("Steel"), the holder of approximately 42% of the outstanding common stock of the Company, entered into a merger agreement with Collins. Under the terms of that agreement a new wholly owned subsidiary of Steel merged into Collins, with the existing shareholders of Collins receiving $12.50 per share.
          Steel subsequently assigned its rights under the agreement to the
          Company. The result was that the Company acquired an approximately 80%
          interest in Collins I Holding Corp. ("Holding"), which now owns
          Collins. An entity controlled by American Industrial Partners holds an approximately 20% interest in Holding.

          The Company paid $29.7 million for its 80% interest. Of this, $15.7 million was funded from working capital and $14.0 million was funded through a term loan from Steel to the Company. American Industrial
          Partners paid $2.8 million for its interest in Holding, and will also provide management oversight of the operations of Collins. In addition, Collins and its subsidiaries entered into a loan agreement with GMAC Commercial Finance LLC providing for a $40.0 million revolving line of credit and a $16.0 million term loan and a loan agreement with Orix Finance Corp. providing for a $45.0 million subordinated term loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

The Company at present has no active trade or business operations but is searching for a suitable business to acquire. On April 21, 2006 the Company withdrew its offer to acquire the assets of an operating business for which it had been negotiating a purchase and sale agreement, and reflected the previously deferred acquisition costs as a current period expense for the first quarter ended March 31, 2006. However, the Company has been conducting negotiations with another undisclosed party for the acquisition of a majority of the common stock of an operating business. Costs incurred during the third quarter ended
September 30, 2006 have been reflected as deferred acquisition costs on the
Company's balance sheet dated as of September 30, 2006.

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

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30,
2005

Operating loss for the three months ended September 30, 2006 of $271 was $231 lower than the three months ended September 30, 2005 primarily due to the continuing efforts of management to reduce overhead. Operating loss for the nine months ended September 30, 2006 was $415 higher than the nine months ended
September 30, 2005 primarily due to the write-off of previously deferred acquisition costs relating to an acquisition of an operating business for which the Company withdrew its offer and discontinued negotiations in April 2006.The operating losses for 2006 and 2005 include legal and professional costs incurred in connection with ongoing litigation and the exploration of strategic alternatives.

Other income, net amounted to $257 and $696 for the three and nine months ended
September 30, 2006, respectively, compared with $153 and $259 for the three and nine months ended September 30, 2005. Other income, net for all periods consists primarily of interest income. Interest income increased primarily as a result of higher interest rates earned by funds invested in money market accounts.

No income taxes are provided for as the Company has a loss in the current year and has substantial net operating losses from prior years that are available to offset otherwise taxable current earnings.

Discontinued operations amounted to a loss of $8 and $20 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The loss reported in discontinued operations in 2006 and 2005 primarily pertains to expenses paid out of the escrow account established in connection with the sale of the Rhode
Island Property.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash of $19,809 at September 30, 2006. This is a decrease of $696 from the cash balance at December 31, 2005. The decrease is primarily attributable to the expenses of operations for the nine months ended
September 30, 2006 and expenses relating to the discontinued acquisition negotiations.

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

CASH FLOW AND WORKING CAPITAL

Net cash used in the operations for the nine months ended September 30, 2006 was
$1,296, which was partially offset by the change in Deferred Acquisition
Charges. The Company had working capital related to continuing operations of
$19,295 at September 30, 2006 and $19,827 at December 31, 2005. This decrease in working capital is primarily attributable to the expenses of operations for the nine months ended September 30, 2006, including costs relating to the discontinued acquisition negotiations.

RISK FACTORS
(DOLLARS IN THOUSANDS)

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
established an escrow account in the amount of $331 to cover any additional remediation costs that may arise. At September 30, 2006, the balance of the escrow account consisted of $246 of restricted funds and $11 of unrestricted accumulated interest. The BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the Rhode
Island Property. However, we may incur additional costs for remediation above the escrowed amount and insurance limits, and ongoing monitoring of contaminants may indicate further environmental problems.

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

OUR RECORDED LIABILITY ON OUR BALANCE SHEET MAY NOT BE SUFFICIENT TO COVER ALL
OF OUR LIABILITY CLAIMS.

The Company has recorded a liability of $600 on the consolidated balance sheet relating to the open and active claims against BNS Co. as of September 30, 2006.
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

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOLS") MAY BECOME LIMITED.

The Company had substantial NOLs at September 30, 2006, which were available to offset taxable earnings in the future. In the event of a "change of ownership"
within the meaning of Section 382 of the Internal Revenue Code, the ability of the Company to use these NOLs to offset future taxable earnings becomes somewhat limited, but the NOL's are not eliminated. The Company's management and tax advisors have undertaken a detailed analysis of the Company's NOLs in order to determine more precisely the amount of NOLs available in any given year. This analysis involves the review of the Company's historical shareholder and financial records as well as the examination of public shareholder documents filed with the SEC. The Company believes that it may be close to the threshold for such a "change of ownership", but does not believe that, should such a threashhold have been passed, the utility of the NOLs will have been substantially impaired.

OUR INDEPENDENT AUDITORS HAVE REPORTED THAT THEY HAVE DOUBTS REGARDING OUR
ABILITY TO CONTINUE AS A GOING CONCERN.

The Company received a report from its independent auditors for the year ended
December 31, 2005, containing an explanatory paragraph stating that the Company has no active trade or business which raises substantial doubt about the
Company's ability to continue as a going concern.

OUR FUTURE EXPENSES MAY BE GREATER THAN WE ANTICIPATED SO WE MAY NOT HAVE
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

          (b) Matters voted on at the meeting and the number of votes cast:

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

October 27, 2006

