Form 10KSB
period 2006-10-31
BNS HOLDING, INC.
filed 2007-01-29
CIK 14637

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-KSB

(Mark One)

|_|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                                      -------------------

|X|   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from November 1, 2005 to October 31, 2006

                                   Commission file number: 1-5881

                                          BNS HOLDING, INC.
----------------------------------------------------------------------------------------------------
                           (Name of small business issuer in its charter)

                          Delaware                                            201953457
-------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

25 Enterprise Center, Suite 104, Middletown, Rhode Island                       02842
-------------------------------------------------------------   ------------------------------------
        (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code: (401) 848-6300

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class                          Name of each exchange on which registered

       Class A Common Stock, par value $.01 per share                   Boston Stock Exchange
-------------------------------------------------------------   ------------------------------------

              Preferred Stock Purchase Rights                           Boston Stock Exchange
-------------------------------------------------------------   ------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                                None
----------------------------------------------------------------------------------------------------
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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State Issuer's revenues for its most recent fiscal year.      $309,866,788

      The aggregate market value of the issuer's common equity held by non-affiliates, as of January 19, 2007, was $19,752,894.72.

      As of January 19, 2007, there were 3,030,444 shares of the issuer's Class
A common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):  Yes |_|
No |X|

      DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Items 9 through 14 of this Annual Report on
Form 10-KSB is incorporated by reference from the issuer's definitive proxy materials for its 2007 Annual Meeting of Stockholders, which proxy materials are to be filed with the Securities and Exchange Commission not later than February
28, 2007.

                                BNS HOLDING, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I                                                                       2
------

PART II                                                                     10
-------

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

PART III                                                                    30
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................30
ITEM 10.  EXECUTIVE COMPENSATION............................................30
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................30
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................30
ITEM 13.  EXHIBITS..........................................................30
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................30

                                       i

                                     PART I

      Unless the context otherwise requires, references in this Annual Report on
Form 10-KSB to "the Company," "we" or "our" refer to BNS Holding, Inc. and its subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS.

      Prior to October 31, 2006, the Company was a public shell holding company.
On October 31, 2006, (i) the Company became the holder of 80% of the outstanding equity interest in an entity that owns 100% of Collins Industries, Inc., a
Missouri corporation ("Collins") and (2) by unanimous written consent of the
Board of Directors of the Company, the Company changed its fiscal year end from
December 31 to October 31 due to the fact that Collins, which is the Company's principal operating business, had an October 31st fiscal year end. As a result, the Company is filing this Annual Report on Form 10-KSB which contains audited financial statement for the period from November 1, 2005 to October 31, 2006 to correspond to Collins' fiscal year end. For a further description of how the audit reflects amounts shown on the income statement, the balance sheet and the statement of cash flows, please see "Item 1. Description of Business - Collins
Transaction and Financial Statements."

      This Form 10-KSB also includes a business description of Collins and an extensive discussion in Management's Discussion Analysis or Plan of Operations
of the results of operation and liquidity and capital resources of Collins.
Management's Discussion Analysis or Plan of Operations also contains a sub-section that describes the results of operations for BNS Holding, Inc. for the period from January 1, 2006 to October 31, 2006 as well as liquidity and capital resources of BNS Holding, Inc.

GENERAL HISTORY - PRE COLLINS TRANSACTION

      BNS Co., now a subsidiary of the Company, was founded in 1833 and was engaged in the Metrology Business and the design, manufacture and sale of precision measurement tools and instruments and manual and computer controlled measurement machines. BNS Co. sold its Metrology Business in 2001, its interest in its development stage measurement software subsidiary, Xygent Inc., in 2002, its North Kingstown, Rhode Island property (the "Rhode Island Property") in
2003, and its subsidiary in the United Kingdom (the "U.K. Subsidiary") on June
16, 2004. After the sale of the Rhode Island Property, the Company relocated its headquarters to its present business location in Middletown, Rhode Island.

      Prior to December 14, 2004, BNS Co. was a publicly traded company
(formerly known as Brown & Sharpe Manufacturing Company). Effective December 14,
2004, BNS Co. completed a reorganization (the "Holding Company Reorganization")
with BNS Holding, Inc., a newly-formed Delaware corporation ("BNS Holding"). By virtue of the Holding Company Reorganization, BNS Co. became a direct, wholly-owned subsidiary of the Company.

EMPLOYEES

      At October 31, 2006, the Company had one full time employee located in its corporate headquarters Middletown, Rhode Island, plus its President, CEO, and
CFO, who is a consultant to the Company. The Company also relies on various outside service providers for legal, accounting and tax support. As described under Business of Collins Industries, Inc. - Employees of Collins, Collins has
approximately 1,000 full time employees.

COLLINS TRANSACTION AND FINANCIAL STATEMENTS

      On September 26, 2006, Steel Partners II, L.P., a Delaware limited partnership ("Steel"), entered into a Merger Agreement (the "Merger Agreement"), with CS Acquisition Corp., a Missouri corporation and a wholly-owned subsidiary of Steel ("CS Acquisition"), and Collins. The Merger Agreement provided that CS
Acquisition would merge with and into Collins (the "Business Combination") and
Collins would become a subsidiary of Steel and the shareholders of Collins would receive $12.50 per share in cash.

      On September 27, 2006, we entered into the Memorandum of Understanding from Steel, CS Acquisition, American Industrial Partners ("AIP") and Collins I
Holding Corp ("Holding"). The Memorandum of Understanding, reflected the intent of Steel to assign its rights under the Merger Agreement to Holding, which would be the holding company for Collins after giving effect to the proposed Business
Combination, and we would acquire an 80% interest in Holding.

      Immediately prior to the closing of the Business Combination, Steel assigned its rights and obligations pursuant to the Merger Agreement and
Memorandum of Understanding to Holding and transferred all of the outstanding capital stock of CS Acquisition to Holding. The Company contributed to Holding
$29.7 million in cash to be used to purchase the outstanding shares of Collins upon the closing of the Business Combination. Of this amount, $15.7 million was funded from working capital and $14.0 million was funded through a long-term loan with Steel. In exchange for such assignment, transfer and payment of cash,
Holding issued 26,400 units of Holding equity securities, constituting 80% of the outstanding equity interest of Holding. Each unit is composed of one share of Holding common stock and a warrant to purchase up to 1.4509 shares of Holding common stock or an aggregate of up to 38,304 shares of Holding common stock
("the Warrant"). The exercise price of the Warrant is $.001 and is exercisable if the Company has received notice of a sale or liquidation of Holding. In such event, the Company can exercise the Warrant for an amount equal to the lesser of
38,304 shares of Holding and the number of shares of Holding which would cause the Internal Rate of Return (as such term is defined in the Warrant) to equal, but not exceed, eight percent (8%). The other ownership interest of Holding is as follows: AIP will hold 6,100 shares of Holding common stock and the management of Collins will hold 500 shares of Holding common stock (issued in
January 2007) and options exercisable for up to an additional 3,300 shares of
Holding common stock. The entity controlled by AIP paid $2.8 million for its interest in Holding and AIP will provide management oversight for the operations of Collins.

      After the closing of the Business Combination, (i) the Company became the holder of 80% of the outstanding equity interest of Holding, the new parent of
Collins (after the issuance of shares to the management of Collins in January
2007) and (ii) the Company ceased to become a public shell company, with Collins being its sole operating subsidiary.

      The fiscal 2006 and 2005 amounts shown in the Consolidated Statements of
Income and Comprehensive Income in the consolidated financial statements are all pre Business Combination amounts and hence are designated as Predecessor amounts. The October 31, 2006 Consolidated Balance Sheet includes the accounts of BNS Holding, Inc. as of that date and, as a result, are designated as
Successor amounts. The comparative amounts as of October 31, 2005 are pre
Business Combination and, as a result, are designated as Predecessor amounts.
For the Consolidated Statements of Cash Flows the amounts for the years ended
October 31, 2006 and 2005 are pre Business Combination and, as a result, are designated as Predecessor amounts. A third column, representing the transactions on the date of Business Combination is labeled as Successor as it represents the transactions resulting from the Business Combination. The transactions in the
Consolidated Statements of Shareholders' Investment up to the date of the
Business Combination are designated as Predecessor transactions and the transactions subsequent to the Business Combination are shown as Successor transactions.

BUSINESS OF COLLINS INDUSTRIES, INC.

      GENERAL DEVELOPMENT OF BUSINESS OF COLLINS

      Collins was founded in 1971 as a manufacturer of small school buses and ambulances. Collins' initial product was the first "Type A" school bus, designed to carry 14 to 20 passengers. Today, Collins manufactures specialty vehicles and accessories for various basic service niches of the transportation industry.
Collins' products include ambulances, small school buses, shuttle buses, terminal trucks, road construction equipment and industrial rental sweepers.
From its inception, Collins' goal has been to become one of the largest manufacturers of specialty vehicles in the United States. Collins has grown primarily through the internal development of new products and the acquisition of complementary product lines.

      In the United States, Collins believes that it is the largest manufacturer of ambulances, the second largest manufacturer of terminal trucks, the leading manufacturer of small school buses and a leading manufacturer of sweepers used in the road construction industry. Collins sells its products under several well-known trade names, including Wheeled Coach(R) (ambulances), Collins Bus(R)
and Mid Bus(R) (small school buses), Capacity(R) (terminal trucks) and
Waldon(R)/Lay-Mor(R) (road construction and industrial rental sweeper equipment).

      Most of Collins products are built to customer specifications from a wide range of options it offers. Collins sells to niche markets which demand manufacturing processes too sophisticated for small job shop assemblers, but do not require the highly automated assembly line operations of mass production vehicle manufacturers. Collins emphasizes specialty engineering and product innovation, and it has introduced new products and product improvements, which include the Moduvan(R) ambulance, the first ambulance of its size with advanced life-support system capability and the Dura-Ride(R) suspension system, the first frame-isolating suspension system for terminal trucks.

      DESCRIPTION OF BUSINESS OF COLLINS

      Collins principally manufactures and markets specialty vehicles. It has three reportable segments: AMBULANCES, BUSES AND TERMINAL TRUCKS/ROAD
CONSTRUCTION EQUIPMENT. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses and shuttle buses for sale to schools, hotel shuttle services, airports, not-for-profit agencies and other governmental agencies. The terminal trucks/road construction equipment segment produces trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment.

      Collins accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales and profits eliminated in consolidation.

      Collins' reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, is responsible for its own marketing activities and maintains its own independent relationships with its dealers and distribution network.

      During fiscal years 2006 and 2005, sales to any one customer were not in excess of 10% of consolidated sales.

      AMBULANCES. Collins manufactures both modular and van-type ambulances at its Orlando, Florida and Hutchinson, Kansas (see Note 14 to Notes to the
Consolidated Financial Statements) plants. Modular ambulances are produced by attaching an all-aluminum, box-type, patient compartment to a dual rear-wheel cab chassis ("Type I") ambulance or to a dual rear-wheel, van-type, cutaway chassis ("Type III") ambulance or to a single rear-wheel cutaway chassis
("Moduvan") ambulance. A cutaway chassis consists of only the front portion of the driver's compartment, engine, drive train, frame, axle and wheels. Van
("Type II") ambulances are cargo vans modified to include a patient compartment and a raised fiberglass roof. Type II ambulances are smaller and less expensive than modular ambulances.

      Collins also produces medical support vans designed to transport medical and life-support equipment. Medical support vans are modified commercial vehicles which do not have a patient compartment for advanced life support system.

      BUSES. Collins manufactures small school and activity buses and certain other shuttle buses at its Bluffton, Ohio and South Hutchinson, Kansas facilities. Collins produces two categories of bus products as described below:

      o  SCHOOL AND ACTIVITY BUSES. Collins manufactures small Type A school and activity buses which carry from 14 to 24 passengers. The majority of
         Type A school buses currently built by Collins are produced by fabricating the body and mounting it on a vendor-supplied, dual rear-wheel or single rear-wheel, cutaway chassis. Collins was the first manufacturer to produce a Type A school bus on this type of chassis, which permits greater seating capacity than a van chassis. School and activity buses are produced in compliance with federal, state and local laws regarding school and activity bus vehicles. In recent years,
         Collins has sold an increasing number of small activity buses used by day care, church and other non-profit organizations.

      o  SHUTTLE BUSES. Collins produces a limited number of shuttle buses for churches, transit authorities, hotels and resorts, retirement centers, nursing homes and similar users. These buses are built to customer specifications and are designed to transport 14 to 30 passengers over short distances.

      TERMINAL TRUCKS / ROAD CONSTRUCTION EQUIPMENT. Collins produces two basic models of terminal trucks at its Longview, Texas facility, the Trailer Jockey(R)
and the Yardmaster(R). Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by Collins are built to customer specifications. Collins manufactures the entire truck except for major drive train components which are purchased from outside suppliers.

      The road construction equipment produced by Collins includes three and four wheel sweepers, a full line of articulated four-wheel drive loaders, rough terrain lift trucks, compact loaders and backhoes. These products are principally sold in both commercial and rental markets through direct sales and distributors throughout the United States.

      MANUFACTURING OF COLLINS

      Manufacturing consists of the assembly of component parts either purchased from others or fabricated internally. With the exception of chassis, chassis components and certain terminal truck components which are purchased from outside suppliers, Collins fabricates the principal components of its products.
Collins' internal capabilities include CNC gas/plasma shape cutting, robotic welding of certain subassemblies, CNC routing and cabinetry equipment, CNC punching and forming of sheet metal, metal stamping, tooling, molding of fiberglass components, mechanical and electrical component assembly, upholstery, painting and finishing and Computer-Aided-Design and Manufacturing (CAD/CAM)
systems.

      Collins has improved its manufacturing facilities from time-to-time through the selective upgrading of equipment and the mechanization or automation of appropriate portions of the manufacturing process. Management believes
Collins' manufacturing facilities are in good condition and are adequate for the purposes for which they currently are used. The capacity of Collins' current facilities, particularly if operated on a multiple shift basis, is adequate to meet current needs and anticipated sales volumes.

      NEW PRODUCTS OF COLLINS

      Collins is not presently engaged in, and does not anticipate engaging in, activities which would require significant expenditures or use of material amounts of assets for development of products.

      SUPPLIERS OF COLLINS

      In order to ensure that it has a readily available supply of chassis for ambulance and bus products, Collins has entered into consignment agreements with
General Motors Corporation ("GMC") and Ford Motor Company ("Ford"). Under those agreements, chassis are kept at Collins production facilities at no cost to
Collins other than chassis storage costs. However, the consigned chassis are not the property of Collins and Collins has no obligation to pay for these chassis unless and until Collins determines to purchase the chassis and use it in the production process. When an individual chassis is selected from Collins'
consignment pool for use in vehicle production, title to the chassis passes to
Collins and Collins becomes liable to the consignor for the cost of the chassis.
While an interruption in supply from one source may cause a temporary slowdown in production, Collins believes that it could obtain adequate numbers of chassis from alternate sources of supply.

      Collins uses substantial amounts of steel in the production of its terminal truck products and road construction equipment and certain other major components (primarily engines, transmissions and axles). Collins also uses large amounts of aluminum, steel, fiberglass and glass in the production of ambulances and buses. There is substantial competition among suppliers for such raw materials and components, and Collins does not believe that a loss of a single source of supply would have a material adverse effect on its business.

      PATENTS, TRADEMARKS AND LICENSES OF COLLINS

      Collins owns federal registrations for most of the trademarks which it uses on its products. Collins also owns patents on its bus body design, ambulance design, Dura-Ride air suspension system, ambulance warning light system and air-activated bus door. Collins believes that its patents are helpful, because they may force competitors to do more extensive design work to produce a competitive product. Collins believes that its production techniques and skills are as important as product design, and therefore, in management's opinion, any lack of patent protection would not adversely affect Collins'
business.

      SEASONALITY OF BUSINESS OF COLLINS

      Historically, a major portion of Collins' net income is usually earned in the second half of its fiscal year ending October 31. The purchasing patterns of school districts are typically strongest in the summer months and this accounts for stronger sales of small school buses in the second half of the fiscal year.
Generally, Collins' sales tend to be lower in the winter months and first half of Collins' fiscal year due to the purchasing patterns of Collins' customers in general and because purchasing activities are normally lower near the end of the calendar year.

      SALES TERMS OF COLLINS

      Collins produces the majority of its products on an order-only basis. Most products are delivered on a cash basis. Products sold on a direct basis (not through dealers) are sold on trade terms common to the respective industry.
Finished goods that are reflected on the financial statements are generally completed units that are ready for customer delivery. Sales to dealers have generally been financed for the dealers through an unrelated third party, resulting in payment generally within days of the sale.

      CUSTOMER CONCENTRATION OF COLLINS

      Collins has no single customer whose loss would have a material adverse effect on Collins as a whole. During fiscal 2006 and 2005, sales to any one customer were not in excess of 10% of consolidated sales.

      SALES BACKLOG OF COLLINS

      The sales backlog at October 31, 2006, was approximately $91.1 million compared to $103.6 million at October 31, 2005. In the opinion of management, the majority of this sales backlog will be shipped during fiscal 2007.

      GOVERNMENTAL SALES OF COLLINS

      Collins has pursued, and will continue to pursue, government sales opportunities as they occur. No material portion of Collins' business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. The Terminal Truck / Road
Construction Equipment segment contract with the United States Postal Service does contain a termination for the customer's convenience clause. This contract was less than 10% of Collins' consolidated revenues for the year ended October
31, 2006.

      MARKETING AND DISTRIBUTION OF COLLINS

      Collins, through its wholly owned subsidiaries, markets its products throughout the United States and, to a limited extent, abroad, through independent dealers and distributors and the direct sales efforts of Company personnel. Each of Collins' product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. Support is provided to dealers and distributors in bidding, specification writing and customer service.

      Collins regularly advertises in consumer and trade magazines and other print media and actively participates in national, regional and local trade shows. In addition, Collins' representatives attend a number of national conventions and regional meetings of important constituent groups such as school boards and emergency medical groups.

      COMPETITION OF COLLINS

      The markets for most of Collins' product lines are very competitive, and
Collins currently has several direct competitors in all of its markets. Some of these competitors may have greater relative resources. Collins believes it can compete successfully (i) in the ambulance market on the basis of the quality and price of its products, its design engineering and product innovation capabilities and on recognition of the Wheeled Coach brand name, (ii) in the small school bus market on the basis of its price, product, quality and the recognition of Collins Bus and Mid Bus brand names, (iii) in the road construction equipment market for sweepers on the basis of its price, product quality, distribution network and the recognition of its Waldon and Lay-Mor brand names, and (iv) in the terminal truck market on the basis of its price, product quality, the Capacity brand name, and customer demand for its exclusive
Dura-Ride suspension system.

              RESEARCH AND DEVELOPMENT COSTS OF COLLINS

      The table below sets forth the research and development costs Collins incurred the past two fiscal years. It should be noted that Collins does significant research and development work on the production line. Accordingly, the major costs of new programs are recorded as cost of sales and are expensed as incurred.

                                                 2006           2005
                                               --------       --------
      Research and Development Expenses        $129,583       $101,578

      REGULATION OF COLLINS

      Collins is subject to various laws and regulations and all of Collins'
on-road vehicles must satisfy certain standards as established by the United
States Department of Transportation. Certain of its products must also satisfy specifications established by other federal, state and local regulatory agencies, primarily dealing with safety and performance standards.

      Federal and state authorities have various environmental control standards relating to air, water, and noise pollution which affect the business and operations of Collins. For example, these standards, which are generally applicable to all companies, control choice of paints, discharge of emissions, wastewater and noise emitted by factories. Collins facilities are subject to air permitting by the U.S. Environmental Protection Agency and/or authorized states'
under federal and/or state regulations implementing the Federal Clean Air Act.
Each of our facilities is currently operating under valid permits. Costs to renew these permits are immaterial. Collins relies upon certifications obtained from chassis manufacturers with respect to compliance of vehicles with all applicable emission control standards.

      With respect to employees' health and safety, Collins is subject to various laws and regulations promulgated by the Occupational Safety and Health
Administration or OSHA. Plants are periodically inspected by federal agencies concerned with health and safety in the work place to ensure that company plants comply with applicable governmental and industry standards.

      The Comprehensive Environmental Response, Compensation and Liability Act
of 1980 ("CERCLA"), as amended, and other similar state laws require the cleanup of hazardous waste disposal sites. Parties that may be liable under CERCLA for the cleanup of hazardous waste disposal sites include the current property owner, the operator, owners and operators of the property at the time of a release of hazardous substances, the arranger of the disposal, and the transporter of hazardous substances. To date, Collins has not been notified by the U.S. Environmental Protection Agency, any state agency, or any other private party that it is considered responsible or potentially responsible for some aspect of the cleanup of any hazardous waste disposal site under CERCLA or any other similar state laws.

      In management's opinion, Collins and its products are in compliance in all material respects with all applicable governmental regulations. A substantial change in any such regulation could have a significant impact on the business of
Collins.

      EMPLOYEES OF COLLINS

      Collins has approximately 1,000 full time employees, including officers and administrative personnel. No Collins' employees are represented by unions or are covered by collective bargaining agreements. Collins has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be satisfactory.

AVAILABILITY OF FILINGS WITH THE SEC

      The Company's public filings with the SEC, including its Annual Report on
Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and
all exhibits and amendments to these reports, are available free of charge on the SEC's web site, which is WWW.SEC.GOV. Copies of these filings may also be obtained free of charge by contacting the Corporate Secretary at 25 Enterprise
Center, Suite 104, Middletown, Rhode Island 02842, or by telephone at (401)
848-6400.

ITEM 2.  DESCRIPTION OF PROPERTY.

      PROPERTIES OF THE COMPANY

      The following table sets forth certain information concerning the
Company's office facility:

                        Owned/                                 Approximate
      Location          Leased           Principal Use            Area
-------------------     ------          ----------------      -------------
Middletown, RI, USA     Leased          Executive Office      1,540 Sq. Ft.

      The Middletown, RI offices are leased for a term of one year commencing on
May 1, 2006 and continuing until May 31, 2007. The Company pays approximately
$2,000 per month for the leased premises and has notified the landlord of its intent to move its offices at the termination of the lease.

      PROPERTIES OF COLLINS

      The following table sets forth certain information with respect to
Collins' manufacturing and office facilities. Collins owns all properties listed below, except as otherwise noted.

                                                                    Approximate
Location                     Use                                    Size (sq ft)
---------------------------- -------------------------------------- ------------

Hutchinson, Kansas (1)       Corporate headquarters                      4,845

Hutchinson, Kansas (1)(2)    Ambulance production; Office space        208,802

South Hutchinson, Kansas (1) Small school bus and commercial bus
                             production; Office space                  258,000

Orlando, Florida (1)         Ambulance production; Office space        223,000

Longview, Texas (1)          Terminal truck/road construction
                             equipment production, chassis
                             Production; Office space                  151,000

Mansfield, Texas (1) (3)     Ambulance sales, service and
                             distribution center                        25,000

Fairview, Oklahoma (1)       Road construction equipment fabrication
                             and assembly; Office space                 75,000

Bluffton, Ohio (1)           Small school bus and commercial bus
                             production; Office space                  185,000

------------------------------------------------------------------------------
   (1)    These properties are pledged as collateral to secure payment of
          Collins' debt obligations

   (2)    On January 7, 2007, the Collins Board of Directors approved a resolution authorizing Collins to close its Wheeled Coach satellite plant located in South Hutchinson, Kansas and to move the production to the main Wheeled Coach plant in Florida, The closure is expected to take three months to complete after which the remaining land and building at South Hutchinson, Kansas will be sold. The estimated book value of the land and building to be sold is approximately $1 million.
          However, there can be no assurance as to the actual sale price of the land and building.

   (3)    On January 16, 2007, the Collins Board of Directors approved a resolution to sell this property which is vacant. Expected net proceeds will be approximately $0.6 million and are expected to be realized in the quarter ended April 30, 2007.

      Collins also leases several other facilities, including an executive office in Southlake Texas, throughout the United States for the sale and distribution of ambulances. Collins believes that its existing facilities are well maintained and will be adequate to service its needs in the foreseeable future. Certain Collins facilities have room to expand in existing buildings and others have land upon which additional buildings can be constructed.

ITEM 3.  LEGAL PROCEEDINGS.

PRODUCT LIABILITY AND OTHER MATTERS

      The Company receives claims from time to time for toxic tort injuries related to past products manufactured by the Company's BNS Co. subsidiary and other business activities. Most of these claims result from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the Company's former pump division, which was sold in
1992. There have also been tort claims brought by owners and users of machine tools manufactured and sold by divisions that were sold in 1993, and a few miscellaneous claims that have arisen in the ordinary course of business. The
Company has insurance coverage relating to these past business activities of the
Company's BNS Co. subsidiary, but in general the coverage available has limitations.

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

LITIGATION

      The Company is a defendant in a variety of legal claims that arise in the normal course of business. Beginning in 1994, the Company's BNS Co. subsidiary has been served notice that it has been named as a defendant in a total of 669 known asbestos-related toxic-tort claims (as of January 26, 2007). In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. Additional claims were filed in subsequent years as follows: In 2002, 98 claims; in 2003, 194 claims; in 2004,
178 claims, in 2005, 76 claims; and in 2006, 64 claims. As of January 26, 2007, there were 5 additional claims filed.

      In 2002, 42 claims were dismissed or settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment, and one claim was dismissed and closed. In 2004, eight claims were granted Summary Judgment and were closed, and 144 claims were dismissed, and seven claims were settled for $500 each. In 2005, six claims were granted summary judgment and were closed, 107 claims were dismissed and 6 were settled for $500 each. In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. As of December 31, 2006, an additional six claims were granted summary judgment and were closed, five claims were settled for an

aggregate of $2,600 and an additional 119 claims have been dismissed. There were
196 known claims open and active as of January 26, 2007. However, under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by the Company of the entry of a dismissal or settlement of a claim or of the filing of a new claim.

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

      It has become apparent that the possibility that additional toxic-tort claims will be asserted in the future, and the impact of this possibility on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company's ability to determine future distributions to shareholders or other change-in-control transaction with a third party. These potential claims would also affect the ability of the Company to effect an orderly liquidation proceeding, either through a dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery
Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

      ADDITIONAL LEGAL PROCEEDINGS

      Both BNS Co. and Collins are defendants in a variety of legal proceedings that arise in the normal course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.

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
Since December 15, 2004, the Company's Class A Common Stock has traded on the
OTC Bulletin Board under the symbol "BNSIA" and prior to the Holding Company
Reorganization on December 14, 2004, the stock of the Company's BNS Co.
subsidiary traded on the OTC Bulletin Board under the symbol "BNSXA". Set forth below are the high and low prices for the Class A Common Stock on the OTC
Bulletin Board during the last two fiscal years. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions.
Such prices do not necessarily represent actual transactions.

                                                      High                Low
                                                    --------            --------
         2006
         -----------------------------
         4th  Quarter  (Aug 1 - Oct 31)             $   6.90            $   5.10
         3rd  Quarter  (May 1 - Jul 31)                 5.70                5.20
         2nd Quarter  (Feb 1 - Apr 30)                  6.02                5.40
         1st Quarter  (Nov 1 - Jan 31)                  6.25                5.95

         2005
         -----------------------------
         4th  Quarter  (Aug 1 - Oct 31)             $   6.75            $   6.25
         3rd  Quarter  (May 1 - Jul 31)                 7.00                6.55
         2nd  Quarter  (Feb 1 - Apr 30)                 7.05                6.50
         1st  Quarter  (Nov 1 - Jan 31)                 7.00                6.40

      At January 19, 2007 the Company had approximately 1,241 shareholders of record of its Class A Common Stock.

      We have not declared or paid dividends on our Class A Common Stock and do not anticipate declaring or paying any cash dividends on our Class A Common
Stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our Class
A Common Stock only if and when declared by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

      STOCK-BASED COMPENSATION PLANS -In January 2007, March 2006, January 2005,
and February 2004, the Company granted restricted stock awards covering 5,500,
5,000, 5,000, and 7,000 shares of common stock, respectively, to directors of the Company as a means of retaining and paying directors' retainer fees, thereby rewarding them for long-term performance and to increase their ownership in the
Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period.
The shares granted in February 2004 vested on April 30, 2005, except for 4,000 shares which were forfeited. The shares granted in January 2005 vested on
January 24, 2006. The shares granted in March 2006 will vest on March 14, 2007, except for 1,000 shares which were forfeited. The shares granted in January 2007 will vest on January 23, 2008. The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period. During 2004, a total of 14,000 shares were forfeited and cancelled when four directors resigned after the June
11, 2004 Annual Meeting. During 2006, a total of 1,000 shares were forfeited when one director resigned on October 31, 2006.

      We maintain a 1999 Equity Incentive Plan. As of October 31, 2006, there were no restricted shares of Class A Common Stock and no stock options to purchase shares of Class A Common Stock outstanding under the Plan.

      The following table provides information as of October 31, 2006 with respect to the shares of Class A Common Stock that may be issued under our existing equity compensation plan:

                              Number of        Weighted-average
                            securities to       exercise price     Number of
                            be issued upon            of           securities
                             exercise of         outstanding       remaining
                             outstanding           options,        available
                          options, warrants      warrants and      for future
Plan Category                 and rights            rights          issuance
-------------             -----------------      ------------      ----------

Equity compensation
plans approved by
security holders (1)             0                 $    0            87,645

Equity compensation
plans not approved by
security holders                 0                 $    0                 0

-----------------------------
 (1) Represents our 1999 Equity Incentive Plan.

     On January 22, 2007, the Board of Directors of Holding in consideration of the receipt of $500,000 issued 500 shares of Holding common stock as previously contemplated as well as warrants to purchase an additional 589 shares to certain management personnel of Collins. Holding also granted options to purchase 3,000 shares to management personnel of Collins under a-newly adopted stock option plan, which as previously contemplated provides for the issuance of up to 3,300 shares of Holding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document.

OVERVIEW

      Immediately prior to October 31, 2006, the Company had no active trade or business operations but was searching for a suitable business to acquire. As described in Item 1 of this Annual Report on Form 10-KSB, on October 31, 2006, we owned, as a result of a Business Combination of Collins Industries, Inc.
("Collins") and Collins I Holding Corp., 80% of the equity interest in the entity that owns 100% of Collins. Collins is a manufacturer of specialty vehicles and has three reportable segments: ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses and shuttle buses for sale to schools, hotel shuttle services, airports, not-for-profit agencies and other governmental agencies. The terminal trucks/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment.
Each of Collins' product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors.

      The fiscal 2006 and 2005 amounts shown in the Consolidated Statements of
Income and Comprehensive Income in the consolidated financial statements are all pre Business Combination amounts and hence are designated as Predecessor amounts. The October 31, 2006 Consolidated Balance Sheet includes the accounts of BNS Holding, Inc. as of that date and, as a result, are designated as
Successor amounts. The comparative amounts as of October 31, 2005 are pre
Business Combination and, as a result, are designated as Predecessor amounts.
For the Consolidated Statements of Cash Flows the amounts for the years ended
October 31, 2006 and 2005 are pre Business Combination and, as a result, are designated as Predecessor amounts. A third column, representing the transactions on the date of Business Combination is labeled as Successor as it represents the transactions resulting from the Business Combination. The transactions in the
Consolidated Statements of Shareholders' Investment up to the date of the
Business Combination are designated as Predecessor transactions and the transactions subsequent to the Business Combination are shown as Successor transactions.

COLLINS MANAGEMENT'S DISCUSSION AND ANALYSIS

      Collins evaluates performance based on income from operations.

      Collins accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales and profits eliminated in consolidation.

      Collins' reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, is responsible for its own marketing activities and maintains its own independent relationships with its dealers and distribution network.

      The sales backlog at October 31, 2006, was approximately $91.1 million compared to $103.6 million at October 31, 2005. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2007.

      Reference is made to footnotes (2) and (3) in "Item 2 - Description of
Property - Properties of Collins" for more information relating to the future plans with respect to Collins' property, plant and equipment.

RESULTS EXPRESSED AS A PERCENTAGE OF SALES

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Collins' consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                    2006           2005
                                                                Predecessor     Predecessor
                                                                -----------     -----------
Sales                                                              100.0%          100.0%
Cost of sales                                                       87.5            89.9
                                                                   -----           -----
    Gross profit                                                    12.5            10.1

Selling, general and administrative expenses                         7.7             8.0
Research and development expenses                                    0.0             0.0
                                                                   -----           -----

    Income from operations                                           4.8             2.1

Other income(expense):
  Interest, net                                                     (0.8)           (0.7)
  Other, net                                                         0.0             0.0
                                                                   -----           -----

    Income before provision for income taxes                         4.0             1.4

Provision for income taxes                                           1.4             0.6
                                                                   -----           -----

    Net income                                                       2.6%            0.8%
                                                                   -----           -----

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
A copy of all filings may be obtained from the SEC's EDGAR web site,
WWW.SEC.GOV, or by contacting the Corporate Secretary at the Company's headquarters or by telephone (401) 848-6400. The Company does not maintain a web site. This "Management's Discussion and Analysis or Plan of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-KSB.

OFF-BALANCE SHEET ARRANGEMENTS

      At October 31, 2006, Collins had two types of off-balance sheet arrangements described below. These arrangements are not likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expense, results of operations, liquidity, capital expenditures or capital resources.

      REPURCHASE AGREEMENTS - It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by
Collins. The risk is spread over numerous dealers and Collins has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on
Collins' or the Company's financial position or results of operations. Collins'
repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. Collins' contingent obligation under such agreements was $4,099,875 and $2,089,127 at October 31,
2006 and 2005, respectively.

      CHASSIS CONTINGENT LIABILITIES - Collins obtains certain vehicle chassis principally from two automotive manufacturers under agreements that do not transfer the vehicle's certificate of origin to Collins and, accordingly,
Collins accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers within 90 days of receipt from the chassis supplier. Collins' contingent liability under such agreements was approximately
$15.2 million and $19.6 million as of October 31, 2006 and 2005, respectively

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES OF COLLINS AND BNS HOLDING, INC.

      Collins' consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Collins believes that of its critical accounting policies, the following may involve a high degree of judgments, estimates, and complexity:

      INVENTORIES - Collins values its inventories at the lower of cost or market. Collins has chosen the first-in, first-out (FIFO) cost method of valuing its inventories. The effect of the FIFO method is to value ending inventories on the balance sheet at their approximate current or most recent cost. The market values for finished goods inventories are determined based on recent selling prices.

      IMPAIRMENT OF LONG-LIVED ASSETS - - Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      In June 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other
Intangible Assets". SFAS No. 142 was effective for fiscal years beginning after
December 15, 2001. Accordingly, after October 31, 2002, goodwill is no longer amortized over future periods, but is assessed for impairment at least annually using a fair value test. Collins adopted this new standard on November 1, 2002.

      The Business Combination that occurred on October 31, 2006 was accounted for under the purchase method in accordance with SFAS No. 141 "Business
Combinations" and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values at the date of acquisition. The consideration paid, including capital contribution and debt issued and assumed, exceeded the fair value of Collins net assets acquired, with the excess amount initially recorded as Goodwill as of October 31, 2006. The Goodwill amount at
October 31, 2006 was determined in accordance with SFAS No. 141, the calculation of which is shown under Note 2 to the Notes to Consolidated Financial
Statements. On an on-going basis, starting on October 31, 2007, and absent any impairment indicators, Collins will continue to conduct the required annual tests and record any impairment losses.

      As of October 31, 2005 Collins tested for goodwill impairment in the bus and terminal truck/road construction business lines of business using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. At October 31, 2005 Collins gross goodwill related to acquisition of certain bus and terminal truck/road construction lines of business was approximately $6.1 million and accumulated amortization of approximately $1.0 million. These amounts relate to the predecessor accounts. Prior to November 1, 2002 goodwill was amortized on a straight-line basis over 15-20 years.

      ENVIRONMENTAL REMEDIATION COSTS - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

      INSURANCE AND MEDICAL RESERVES - Collins has historically self-insured for workers' compensation, health insurance, general liability and product liability claims, subject to specific retention and reinsurance levels. Effective July 1,
2005, however, Collins purchased guaranteed cost workers' compensation insurance for the states in which it had previously self-insured.

      Collins continues to be self-insured in certain states for workers'
compensation claims incurred prior to July 1, 2005. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the case reserves. At the time a worker's compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims incurred prior to July 1, 2005 is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a trust and are estimated using historical claims' experience.

      Due to the nature of Collins' products, Collins is subject to product liability claims in the normal course of business. To the extent permitted under applicable law, Collins maintains insurance with outside insurance carriers to reduce or eliminate risk to Collins. This insurance coverage includes self-insured retentions that vary each year. Collins maintains excess liability insurance with outside insurance carriers to minimize its risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on Collins operating results.

      WARRANTIES - Collins' products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in Collins'
end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers ("OEM"). These OEM warranties are generally passed on to the end customer of Collins' products and the customer generally deals directly with the applicable component manufacturer. Collins records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of Collins' historical experience. Collins provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of Collins' historical experience.

      REVENUE RECOGNITION - Collins records vehicle sales, and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

      In certain instances, Collins will recognize revenue when physical delivery has not occurred when the following criteria are met:

      o  Risk of ownership has passed to the customer;

      o  The customer has made a fixed commitment to purchase the unit;

      o  The customer has requested the transaction be on a collect and hold basis, has fully paid for the units in question and the customer has a substantial business purpose for ordering the unit on a collect and hold basis;

      o  There is a fixed schedule for delivery of the unit (normally within the next 30 days);

      o  Collins does not retain any specific performance obligations such that the earnings process is not complete;

      o  The unit is segregated from Collins' inventory and is not subject to being used to fill other orders; and

      o The unit is complete and ready for shipment.

      Collins recognized approximately $3.0 million and $2.2 million of revenue, on a predecessor basis, as of October 31, 2006, and 2005 respectively under collect and hold agreements. Collins had collected the entire amount of this revenue and had no outstanding accounts receivable for these units as of October
31, 2006 and 2005.

      Collins does not offer any return or price protection rights to its customers. Collins recognizes revenue in accordance with SFAS No. 48 "Revenue
Recognition When Right of Return Exists," when the following conditions are met:

      o  Price to customer is substantially fixed at the date of sale.

      o  Customer has or is obligated to pay seller, and it is not contingent on product resale.

      o  Customer obligation is not changed in the event of theft or product damage.

      o  Customer acquiring the product for resale has economic substance apart from that provided by Collins.

      o  Company does not have significant obligations for future performance to bring about resale of the product by the customer.

      o  Amount of future returns can be reasonably estimated.

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      BNS Holding, Inc.'s contractual obligations and other commercial commitments as of October 31, 2006 are summarized below and fully disclosed in
Notes 3 and 9(f) in the Notes to the Consolidated Financial Statements:

                                                              Payments Due by Period (In Millions)
                                              ---------------------------------------------------------------------
                                                             Less Than                        4-5            After
                                               Total          1 Year        1-3 Years         Years         5 Years
                                              --------       ---------      ---------       --------        -------
CONTRACTUAL CASH OBLIGATIONS
Long-term debt                                $   86.3        $   1.4        $   4.6        $   80.3        $ --
Operating lease obligations                        0.6            0.3            0.3          --              --
Annual interest expense*                          48.0            7.5           15.0            25.5          --
Contingent purchase obligations                    4.1            4.1         --              --              --
Chassis contingent obligations                    15.2           15.2         --              --              --
                                              --------        -------        -------        --------        -------
Total contractual cash obligations            $  154.2        $  28.5        $  19.9        $  105.8        $ --
                                              --------        -------        -------        --------        -------

* Assumes that LIBOR rates stay at current level of approximately 5.4% and that the margin over LIBOR stays at 2.75% for GMAC CF revolver, 3.25% for GMAC CF term loan and 6.25% for ORIX second lien loan. Also assumed that all interest on the 15% Steel term loan is paid at maturity.

RECENTLY ISSUED ACCOUNTING STANDARDS

      FASB has issued Interpretation No. 48, Accounting for Uncertainty in
Income taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB
Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements. FIN 48 also provides accounting guidance for related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning after
December 15, 2006. The Company is currently evaluating the application of FIN 48 to determine its potential impact on its consolidated financial statements

RESULTS OF OPERATIONS

FISCAL OCTOBER 31, 2006 COMPARED TO OCTOBER 31, 2005:

      SALES - AMBULANCE SEGMENT - In the year ended October 31, 2006, the ambulance segment sales were $111.7 million or 36.0% of Collins' consolidated sales compared to $103.5 million or 38.4% in the year ended October 31, 2005.
Unit volume sales of ambulance products increased 1.3% in the year ended October
31, 2006 compared to the year ended October 31, 2005. This unit increase was principally due to increased requirements by municipalities and governmental agencies.

      Income from operations from ambulance products increased by 263% in the year ended October 31, 2006 compared to the year ended October 31, 2005.
Substantially all of this increase was due to improved margins and a favorable shift in product mix.

      BUS SEGMENT - In the year ended October 31, 2006, bus segment sales were
$92.0 million or 29.7% of Collins' consolidated sales compared to $77.5 million or 28.8% in the year ended October 31, 2005. Unit volume sales of bus products increased by 21.1% in the year ended October 31, 2006 compared to the year ended
October 31, 2005. This increase was principally due to increased sales to child-care providers and contractors.

      Income from operations from bus segment products increased by 149% in the year ended October 31, 2006 compared to the year ended October 31, 2005. These improvements were principally due to the higher unit volumes, improved absorption of plant costs and improved product mix.

      TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT - In the year ended October 31,
2006, the terminal truck/road construction segment sales were $106.2 million or
34.3% of Collins' consolidated sales compared to $88.5 million or 32.9% in the year ended October 31, 2005. Unit volume sales of terminal truck/road construction products increased 10.7% in the year ended October 31, 2006 compared to the year ended October 31, 2005. This unit volume increase was principally due to the impact of additional export sales associated with foreign stevedoring operations, the awarding of the United States contract to Collins, greater market penetration and higher domestic sales to intermodal and warehousing customers. This segment also experienced a rebound in the number of road sweepers sold to the domestic rental market.

      Income from operations from terminal truck/road construction products improved by 40% in the year ended October 31, 2006 compared to the year ended
October 31, 2005. These improvements were principally due to the higher unit volumes, improved absorption of plant costs and product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the year ended October 31, 2006 were $23.8 million or 7.6% of consolidated sales compared to $21.4 million or 8.0% of consolidated sales in the year ended October 31, 2005. This dollar increase in 2006 resulted from approximately $4.6 million in expenses incurred relating to the Business
Combination as described previously in this document. The 2005 amount includes
$2.1 million of expenses relating to the restatement of Collins financial statements for the year ended October 31, 2004. Excluding these unusual charges
Selling, General and Administrative expenses would have been 6.2% of consolidated sales for the year ended October 31, 2006 versus 7.1% for the year ended October 31, 2005. The decrease in percentage is principally due to allocating mostly fixed selling, general and administrative costs over a larger sales base.

      OTHER INCOME (EXPENSE) - Interest expense increased by 23.9% to $2.4 million in the year ended October 31, 2006 compared to $1.9 million in the year ended October 31, 2005. This increase was principally a result of an overall increase in interest rates throughout most of the year ended October 31, 2006.
Collins' average outstanding debt in 2006 was 9.5% higher than in 2005 ($27.8 million versus $25.4 million in 2005).

      PROVISION FOR TAXES - Income tax expense in the year ended October 31,
2006 was $4.4 million compared to $1.5 million in the fiscal year ended October
31, 2005, while income tax expense as a percentage of pretax income was 35.1%
and 40.4%, respectively. The principal reason for the lower tax rate was lower state taxes.

      NET INCOME - Collins' net income in the year ended October 31, 2006 was
$8.1 million compared to $2.2 million in the year ended October 31, 2005. The improvement was due to profit on the increased revenue offset, in part, by expenses incurred relating to the sale of the Company as described previously in this document.

LIQUIDITY AND CAPITAL RESOURCES - COLLINS

      Collins has principally relied on internally generated funds, supplier financing, bank borrowings and industrial revenue bonds to finance its operations and capital expenditures. Collins working capital requirements vary from period to period depending on the production volume, the timing of vehicle deliveries and the payment terms offered to its customers.

      Cash provided by operations was $4.9 million in the year ended October 31,
2006 compared to $0.4 million in the year ended October 31, 2005. Principal sources of the cash provided by operations in the year ended October 31, 2006 were from Company profits and depreciation and amortization. These sources of cash from operations were partially offset by uses of cash to fund increases in receivables, inventories and prepaid expenses, and decreases in accrued expenses.

      Cash used in investing activities was $1.4 million in the year ended
October 31, 2006 compared to $5.1 million in the year ended October 31, 2005. In
2006, the principal use of cash for investing purposes was $1.4 million of capital expenditures as compared with $4.7 million in 2005 of which $2.0 million was spent to purchase a previously leased facility.

      Cash used in financing activities was $3.5 million in the year ended
October 31, 2006 compared to $4.8 million in the year ended October 31,2005. In fiscal 2006, the principal uses of cash in financing activities related to payments of long-term debt, purchase of common stock and payments of dividends.

      On October 31, 2006 as part of the Business Combination transaction
Collins' existing senior bank facility with Bank of America as well as, with one exception, all debts outstanding with the Industrial Revenue Bonds were paid in full and all security was released. New banking facilities with GMAC Commercial
Finance LLC ("GMAC CF"), a second lien facility with ORIX Finance Corp.,
("ORIX"), and a long-term loan from Steel as more fully discussed below, were put in place.

      On October 31, 2006, CS Acquisition entered into a Loan and Security
Agreement, or the GMAC CF loan agreement, with GMAC CF, as a lender and as agent thereunder, which effective upon the Business Combination was assumed by Collins and all of its subsidiaries. The GMAC CF loan agreement provides for a $40.0 million revolving loan facility and a $16.0 million term loan. The revolving loan facility includes a $10.0 million letter of credit sub facility in each case the drawings under which reduce the amount available under the revolving loan facility. Borrowings under the GMAC CF loan agreement were used by Collins to retire existing indebtedness and to pay costs and expenses in connection with the Business Combination.

      Borrowings under the GMAC CF loan agreement bear interest at annual floating rates equal, at Collins' option, to either the (1) current base rate as determined under the terms of the GMAC CF loan agreement or (2) the London interbank offered rate, or LIBOR, plus, in either case, an applicable margin.
For LIBOR loans, the applicable margin will vary from 2.75% in the case of revolving loans to 3.25% in the case of term loans, and for base rate loans, the applicable margin will vary from 0.75% in the case of revolving loans to 1.25%
in the case of term loans. At October 31, 2006 the rates, excluding the applicable margin, for the revolver and term loans were 8.25% and for LIBOR loans were between 5.36% and 5.40%, depending on the term.

      In order to secure the obligations under the GMAC CF loan agreement and as a condition of the lenders agreeing to enter into the GMAC CF loan agreement and make extensions of credit there under, Collins and its subsidiaries granted GMAC
CF as agent a security interest, lien and mortgage, as the case may be, in all of Collins and its subsidiaries present and future assets.

      Availability under the GMAC CF revolving loan facility is subject to various conditions precedent typical of asset based loans, including, the requirement that no default or event of default under the GMAC CF loan agreement shall have occurred and be continuing. Collins is subject to maintaining various financial covenants including, but not limited to, minimum fixed charge coverage ratios, minimum EBITDA, maximum ratio of senior debt to EBITDA, maximum ratios of total debt to EBITDA, and maximum annual capital expenditures. There are standard negative covenants restricting Collins ability in certain situations to pay dividends, dispose of fixed assets, etc.

      Commitments under the GMAC CF loan agreement terminate on the earlier of
(a) October 31, 2011 and (b) ninety (90) days prior to the termination date under the ORIX second lien loan agreement described below. Collins may prepay the term loan or terminate the revolving loan commitment provided, however, the revolving loan commitment may not be terminated until all the obligations are paid in full. There are 16 equal scheduled quarterly repayments of the term loan beginning in October 2007 in the amount of $572,000 and a final payment of
$6,848,000 is due at maturity.

      On October 31, 2006, CS Acquisition also entered into a Loan and Security
Agreement, or the ORIX second lien loan agreement, with ORIX, as a lender and as agent thereunder, which effective upon the Business Combination was assumed by
Collins and all of its subsidiaries. The ORIX second lien loan agreement provides for a $45.0 million term loan and was used by Collins to fund the
Business Combination.

      The ORIX term loan bears interest at annual floating rates equal, at
Collins' option, to either the (1) current base rate as determined under the terms of the ORIX second lien loan agreement or (2) the London interbank offered rate, or LIBOR, plus, in either case, an applicable margin of 4.25% for base rate loans and 6.25% for LIBOR loans.

      In order to secure the obligations under the ORIX second lien loan agreement and as a condition of the lenders there under agreeing to enter into the ORIX second lien loan agreement and make the term loan, Collins and its subsidiaries granted ORIX as agent a second lien security interest, lien and mortgage, as the case may be, in all of Collins and its subsidiaries present and future assets, subordinate to the rights of the lenders under the GMAC CF loan agreement.

      Commitments under the ORIX second lien loan agreement terminates October
31, 2011. Collins may prepay the ORIX term loan subject to the terms of the subordination to the GMAC CF loan agreement. The ORIX term loan principal amount is payable in full on the termination date.

BNS HOLDING, INC. RESULTS OF OPERATIONS PRIOR TO THE ACQUISITION OF AN 80%
INTEREST IN THE PARENT OF COLLINS

      OVERVIEW

      Prior to the Business Combination with Collins the Company had no active trade or business. After selling its properties in Rhode Island and the United
Kingdom in 2003 and 2004, respectively, the Company had approximately $20 million in unrestricted cash as of October 31, 2005. Concurrent with the
Business Combination, the Company changed its fiscal year end from December 31 to October 31.

      RESULTS OF OPERATIONS

TEN  MONTHS ENDED OCTOBER 31, 2006 COMPARED TO TEN MONTHS ENDED OCTOBER 31,
2005

      For the period from January 1, 2006 to October 31, 2006, BNS Holding, Inc.
incurred a loss of $1.2 million compared to a loss of $1.3 million for the similar ten-month period ended October 31, 2005. The operating losses for 2006 and 2005 are the result of general overhead expenses of the Company, including legal and professional costs incurred in connection with ongoing litigation and the exploration of strategic alternatives, including the search for an acquisition candidate.

      Ten month October 31, 2006 and 2005 results of operations include the following:

                                                            (In Thousands)

                                                        2006              2005
                                                      --------          --------

      Other income                                    $   777           $   315
      Selling, general & administrative expenses       (1,882)           (1,591)
                                                      -------           -------
      Loss from continuing operations                  (1,105)           (1,276)
      Loss from discontinued operations                  (108)              (27)
                                                      -------           -------
      (Loss) Income                                   $(1,213)          $(1,303)
                                                      =======           =======

      The administrative and overhead costs of the Company were partially offset by other income in both fiscal years 2006 and 2005. Administrative and overhead costs consisted primarily of interest income from invested cash resulting from the sale of the Rhode Island Property and the U.K. Subsidiary. Other Income in
the ten months 2006 and 2005 was $0.8 million and $0.3 million, respectively.
The increase in Other Income resulted primarily from higher interest rates on invested cash balances.

      The Loss from Discontinued Operations in the ten months ended October
31,2006 of $0.1 million resulted primarily from the accrual of estimated environmental remediation costs relating to a landfill used by the Company for its disposal of waste from previous manufacturing activities (see Risk Factors -
Environmental Remediation Costs). The remainder of the Loss in the ten months ended October 31 2006 and all of the loss in the ten months ended October 31
2005 arose from expenses relating to ongoing environmental monitoring obligations associated with the Rhode Island Property sold by the Company in
August 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      Prior to the Business Combination, the Company had approximately $19.8 million in unrestricted cash and cash equivalents. Immediately prior to the
Business Combination, the Company borrowed $14 million from Steel (the Steel
Term Loan"), the Company's largest single shareholder, in order to fund the
Business combination. The Company then contributed $29.7 million to acquire the stock of the holding company that owns Collins. After completion of the Business
Combination on October 31, 2006, the Company had approximately $4.0 million in unrestricted cash and $428 in restricted cash relating to the earlier sale of it
Rhode Island and U.K. real estate properties in 2003 and 2004, respectively.
Subsequent to October 31, 2006, the Company received approximately $500,000 due to the settlement of a claim between an insurance broker the Company had used and the Office of the Massachusetts Attorney General.

       The Steel Term loan incurs interest at a rate of 15% per annum and matures on August 31, 2011, with interest payable quarterly and may be paid in kind. As collateral for the Steel Term Loan, the Company granted Steel a continuing first priority security interest in any interest or right in any kind of property or asset, whether real, personal, or mixed, owned or leased, tangible or intangible, and whether now held or hereafter acquired by the
Company. In addition, Steel also received a first priority pledge of all outstanding capital stock or other beneficial interest of BNS Holding, Inc. in
Collins.

                                  RISK FACTORS

RISKS RELATING TO THE COMPANY

WE CANNOT PREDICT WHAT OUR EXPOSURE TO ENVIRONMENTAL AND PRODUCT LIABILITY
CLAIMS WILL BE IN THE FUTURE.

      Until the Collins transaction, we had no active trade or business.
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

IF WE ARE NOT SUFFICIENTLY INSURED AGAINST POTENTIAL LIABILITIES AT THE RHODE
ISLAND PROPERTY, THIS COULD HAVE A NEGATIVE IMPACT ON OUR CASH FLOW.

      A Phase II environmental investigation on the Company' former Rhode Island
Property, completed in June 2002, indicated certain environmental problems on the property. The results of the study showed that certain contaminants in the soil under the property and minor groundwater issues exceeded environmental standards set by the Rhode Island Department of Environmental Management
("RIDEM"). After extensive testing, the Company's BNS Co. subsidiary submitted a
Remedial Action Work Plan ("RAWP") to RIDEM, and on November 7, 2002, RIDEM
issued a letter approving the RAWP. In April of 2003, the Company's BNS Co.
subsidiary awarded a contract for the remediation work and engaged an environmental engineering firm to supervise the remediation work and perform ongoing monitoring of the affected areas. The remediation work was substantially complete as of December 2003, and in connection with the August 26, 2003 sale of the Rhode Island Property, the Company's BNS Co. subsidiary established an escrow account in the amount of $.331 million to cover any additional remediation costs that may arise. At October 31, 2006, the balance of the escrow account consisted of $.246 million of restricted funds and $12,000 of unrestricted accumulated interest. The Company's BNS Co. subsidiary has obtained insurance against additional known and unknown environmental liabilities at the
Rhode Island Property. However, we may incur additional costs for remediation above the escrowed amount and insurance limits, and ongoing monitoring of contaminants may indicate further environmental problems.

      WE MAY INCUR LIABILITIES RELATING TO ENVIRONMENTAL REMEDIATION ACTIONS FOR
OTHER SITES WHERE WE HAVE PREVIOUSLY CONDUCTED MANUFACTURING OPERATIONS AND
LANDFILLS USED TO DISPOSE OF MANUFACTURING WASTE.

      The Company has been notified by the Rhode Island Department of
Environmental Management (RIDEM) that it is a potentially responsible party
(PRP) with respect to the Cranston Sanitary Landfill site in Cranston, Rhode
Island, a disposal site previously used by the Company in its previous manufacturing businesses. The Company and 21 other PRPs have funded a site remediation investigation and feasibility study that has now been completed. The results of that study have been forwarded to the RIDEM. The study indicates a range of viable remedial approaches, but agreement on the final remediation approach has not yet been reached with the RIDEM. However, the study indicated
that the net present value of the most likely total estimated remediation costs for the site are $6.591 million. The PRP group has preliminarily agreed to an allocation that sets the Company's share of the cost of remediation for the site at 1.498 percent. If certain of the PRPs are ultimately not able to fund their allocated shares or if additional PRP's are identified and join the group, the
Company's participation share could change. The Company has accrued $100,000 as its best estimate of its obligation with respect to the site. This amount is included in Accrued Liabilities on the Company's Balance Sheet at October 31,
2006. It is reasonably possible that the Company's recorded estimate of its obligation may change in the future.

WE MAY HAVE CONTINUING LIABILITIES FROM THE UK PROPERTY WE SOLD.

      The Company has obtained contaminated land insurance coverage to insure against unknown environmental issues relating to the Heathrow property. In addition, the Company received a report dated October 2000, which was updated in

July 2003, from an independent environmental consulting firm indicating no evidence of environmental issues relating to that property. However, such issues may be identified in the future, through the actions or negligence of the landfill operator or the buyer of the Company's U.K. interests (the "UK
Interests") or other factors, as the buyer continues to operate the property as a landfill. There is no assurance that there will be no retained liabilities relating to the property, although the Company is not making any environmental representations or indemnifications under the U.K. Agreement.

WE ARE INVOLVED IN MANY CLAIMS RELATING TO ALLEGED ASBESTOS MATERIAL USED IN
PRODUCTS WE PREVIOUSLY SOLD, AND IF OUR INSURANCE DOES NOT COVER OUR EXPOSURE,
WE MAY NEED TO PAY TO SETTLE SUCH CLAIMS.

      The Company receives claims from time to time for toxic-tort injuries related to the alleged use of asbestos material in pumps sold by its former pump division, which was sold in 1992. Most of these suits are toxic-tort claims resulting primarily from the use of small internal seals that allegedly contained asbestos and were used in small fluid pumps manufactured by the
Company's former pump division. The Company has insurance coverage, but in general the coverage available has limitations. The Company expects that it will continue to be subject to additional toxic-tort claims in the future.

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

DUE TO OUR BNS CO. SUBSIDIARY'S INCOMPLETE INSURANCE RECORDS, WE MAY NOT BE ABLE
TO RECOVER FROM OUR INSURERS UNDER OUR INSURANCE POLICIES.

      In the late 1980's, insurance companies began issuing polices with specific exclusions for claims relating to asbestos. The Company's BNS Co.
subsidiary has identified continuous insurance coverage (on an "occurrence"
basis) from 1974 through 1988 that does not include such exclusions, with estimated aggregate coverage limits of approximately $158 million for these policy years. The Company estimates that the aggregate remaining self-insured retention (deductible) relating to these policy years is approximately $3 million. Additionally, the Company has identified secondary evidence (such as past billings) indicating that the Company's BNS Co. subsidiary has additional insurance coverage from 1970 through 1973 that does not include such exclusions.
The insurers involved may not recognize this secondary information as evidence that the policies were in place due to incomplete insurance records of the
Company's BNS Co. subsidiary. We also do not know if the aforementioned insurance coverage has eroded from past claims. Policies issued for the
Company's BNS Co. subsidiary beginning in 1989 contained exclusions relating to asbestos. The Company's BNS Co. subsidiary's insurance records for the periods prior to 1970 are incomplete and do not indicate what insurance coverage is available. The limits noted above relate to a number of insurance carriers. In general, these carriers have acknowledged the evidence of coverage but have declined to verify the limits of coverage until such time as the limits apply.
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

OUR RECORDED LIABILITY ON OUR BALANCE SHEET MAY NOT BE SUFFICIENT TO COVER ALL
OF OUR LIABILITY CLAIMS.

      The Company has recorded a liability of $0.569 million on the consolidated balance sheet relating to the open and active claims against the Company as of
October 31, 2006. This liability represents an estimate of the likely costs to defend against or settle these claims by the Company's BNS Co. subsidiary beyond the amounts reserved by the insurance carriers and previously funded, through the retroactive billings, by the Company. The Company annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. However, the Company may need to take additional charges in connection with the defense, settlement or judgment of existing claims. Also, the costs of future claims and the related costs of defense, settlements or judgments may not be consistent with the experience to date relating to existing claims.

THE UNCERTAIN PROSPECT OF FUTURE TOXIC-TORT CLAIMS AND THE UNCERTAINTY OF
VALUING SUCH CLAIMS MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO DETERMINE
SHAREHOLDER DISTRIBUTIONS OR TO SELL THE COMPANY.

      It has become apparent that the uncertain prospect of additional toxic-tort claims being asserted in the future, and the impact of this uncertainty on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company's ability to determine prospective distributions to shareholders or to negotiate a satisfactory sale, merger or other change in control transaction with a third party. These claims would also affect the ability of the Company to carry out an orderly liquidation proceeding, either through dissolution, formation of a liquidating trust and liquidation proceedings in the Chancery Court in Delaware, or in a Chapter 11 federal bankruptcy reorganization proceeding, both of which would involve provision for payments to creditors and contemplated distributions to stockholders.

THE COMPANY'S CUMULATIVE NET OPERATING LOSSES ("NOLS") MAY BECOME SIGNIFICANTLY
LIMITED.

      The Company had approximately $54.4 million of NOLs at October 31, 2006, which were available to offset taxable earnings in the future. In the event of a
"change of ownership" within the meaning of Section 382 of the Internal Revenue
Code, the ability of the Company to use these NOLs to offset future taxable earnings becomes somewhat limited, but the NOL's are not eliminated. The Company does not believe that such a "change of ownership", has occurred, but there can be no assurance that, through circumstances beyond the control of the Company, that a "change of ownership" will occur in the future, and that the utility of the NOLs will be substantially impaired.

OUR FUTURE EXPENSE MAY BE GREATER THAN WE ANTICIPATED SO WE MAY NOT HAVE
ADEQUATE RESOURCES FOR FUNDING OUR OPERATIONS.

      The future expenses of the Company (including the expenses of maintaining the Company as a "public" reporting entity under SEC regulations and the expenses and liabilities associated with toxic tort asbestos claims against the
Company, as discussed above) may be greater than anticipated and investment earnings or profits from its business acquisition may be less than anticipated and that, as a result, we may not have adequate resources for funding our operations.

OUR SUBSIDIARIES HAVE INCURRED SIGNIFICANT INDEBTEDNESS UNDER THE LOAN
AGREEMENTS.

      On October 31, 2006, CS Acquisition entered into a new senior loan agreement with GMAC CF and a new second lien loan agreement with ORIX. Effective upon the Business Combination, the loan agreements were assumed by Collins,
Collins Bus Corporation, Wheeled Coach Industries, Inc., Capacity of Texas,
Inc., Mid Bus, Inc., and Mobile Products, Inc., as borrowers and guarantors thereunder. The GMAC CF senior loan agreement provides for aggregate credit facilities of $56 million and the ORIX second lien loan agreement provides for a term loan facility of $45 million.

      Substantially all of Collins' cash flow earned during the terms of the loan agreements will be applied to make interest and principal payments under the loan agreements. Payment of these debt obligations may limit our ability to freely conduct our operations and our ability to grow and develop our business for so long as the loan agreements are in effect.

IF AN EVENT OF DEFAULT OCCURS UNDER THE LOAN AGREEMENTS, IT COULD RESULT IN A
MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL
CONDITION AS THE LENDERS MAINTAIN PRIORITY SECURITY INTERESTS ON ALL OF THE
ASSETS OF OUR SUBSIDIARIES.

      The lenders under the GMAC CF senior loan agreement and the lenders under the ORIX second lien loan agreement have first and second priority security interests, respectively, on all of the assets of the borrowers and guarantors under the loan agreements. The loan agreements contain events of default including, but not limited to, the following:

      o      the failure by the borrowers or guarantors to pay interest, principal payments under the loan agreements when due;

      o      a breach by the borrowers or guarantors of any covenant in the loan agreements;

      o      a default or event of default under the loan agreements;

      o      a breach by the borrowers or guarantors of any representation or warranty made by them in the loan agreements;

      o      certain bankruptcy and bankruptcy related matters; and

      o      the failure by the borrowers or guarantors to pay any indebtedness having an individual principal amount in excess of $250,000 or having an aggregate principal amount in excess of $500,000.

      In the event an event of default occurs under the loan agreements, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company and the value of our common stock, at significant risk. As our subsidiaries' obligations under the loan agreements are secured by substantially all of their assets, failure by our subsidiaries to fulfill their obligations under the loan agreements could lead to loss of these assets.

THE RESTRICTIONS ON THE ACTIVITIES OF OUR SUBSIDIARIES CONTAINED IN THE LOAN
AGREEMENTS WILL NEGATIVELY IMPACT THE ABILITY OF OUR SUBSIDIARIES TO OBTAIN
FINANCING FROM OTHER SOURCES.

      So long as the GMAC CF and ORIX loan agreements remain outstanding, we are restricted from incurring additional indebtedness other than certain limited amounts of permitted indebtedness. To the extent that additional debt financing is required for us to conduct our operations, the debt incurrence and other restrictions contained in the loan agreements will likely materially adversely impact our ability to achieve our operational objectives.

THE LOAN AGREEMENTS PROHIBIT OUR SUBSIDIARIES FROM MAKING DISTRIBUTIONS TO US
EXCEPT IN LIMITED AMOUNTS AND IN LIMITED CIRCUMSTANCES.

      The GMAC CF and ORIX loan agreements prohibit the borrowers and guarantors thereunder from making distributions to us except that for so long as no event of default is existing or would be created thereby, the borrowers and guarantors may make aggregate annual payments to us of $500,000. The existence of these restrictions effectively deprives us of substantially all cash flow earned by our subsidiaries while the loan agreements are in effect

WE HAVE GRANTED STEEL PARTNERS A SECURITY INTEREST.

      As collateral for the Steel Term Loan, we granted Steel a continuing first priority security interest in any interest or right in any kind of property or asset, whether real, personal, or mixed, owned or leased, tangible or intangible, and whether now held or hereafter acquired by us. In addition, Steel shall also receive a first priority pledge of all outstanding capital stock or other beneficial interest of ours in Holding. Such requirements may limit our ability to borrow in the future.

RISKS RELATING TO THE BUSINESS COMBINATION

AS A RESULT OF THE BUSINESS COMBINATION, WE HAVE BECOME SUBJECT TO MORE
REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS, WHICH CAN BE EXPENSIVE.

      As a result of the Business Combination, we have become an operating company. Accordingly, we may be subject to more information and reporting requirements of the Exchange Act and other Federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC
(including reporting of the Business Combination) and furnishing audited reports to stockholders may increase and may cause our expenses to be higher.

      In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal control requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the
Sarbanes-Oxley Act.

BECAUSE WE WERE PREVIOUSLY A SHELL COMPANY AND ACQUIRED AN OPERATING ENTITY BY
MEANS OF A REVERSE MERGER WITH ONE OF OUR SUBSIDIARIES, WE MAY NOT BE ABLE TO
ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

      There may be risks associated with us formerly being a shell company and acquiring an operating entity through a "reverse merger". Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

RISKS RELATING TO THE COMPANY'S COMMON STOCK

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

OUR STOCK PRICE MAY BE VOLATILE.

      The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

      o  Technological innovations or new products and services by us or our competitors;

      o  Additions or departures of key personnel;

      o  Sales of our Common Stock;

      o  Our ability to execute our business plan;

      o  Operating results that fall below expectations;

      o  Loss of any strategic relationship;

      o  Industry developments;

      o  Economic and other external factors; and

      o Period-to-period fluctuations in our financial results.

      In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE
LIMITED TO THE VALUE OF OUR COMMON STOCK.

      We do not anticipate paying dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

THERE IS CURRENTLY NO LIQUID TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT
ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED.

      Our Class A Common Stock was de-listed from the New York Stock Exchange and commenced trading on the OTC Bulletin Board under the symbol "BNSXA" and was listed on the Boston Stock Exchange on February 11, 2002. The symbol was subsequently changed to "BNSIA." We cannot predict how liquid the market for our common stock might become. Our common stock could also be suspended from the OTC
Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON
STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

      If our stockholders sell substantial amounts of our common stock in the public market, the price of our common stock could fall and could create a situation commonly referred to as an "overhang." The existence of an overhang, whether or not sales have occurred or are occurring, could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult.

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES OUR BOARD TO
CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR
STOCKHOLDERS, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR
COMMON STOCK.

      Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

         CONSOLIDATED FINANCIAL STATEMENTS

         PLEASE SEE PAGES 1-F THROUGH 6B-F AT THE END OF THIS REPORT.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

      Effective as of December 8, 2006, Ernst & Young, LLP ("E&Y") resigned as our independent registered public accounting firm. Effective as of December 8,
2006, we retained McGladrey & Pullen, LLP ("McGladrey") as our independent accountant.

      McGladrey was the independent accountant of Collins Industries Inc.
("Collins") prior to its Business Combination. Since the Company now owns 80% of the outstanding equity interest of the entity which controls Collins and we have no other operating businesses, we believe that it is in our best interest to have McGladrey become our independent auditors. We therefore retained McGladrey as our new independent registered accounting firm effective as of December 8,
2006. The principal office of McGladrey is located at 3600 American Blvd. W.,
Third Floor, Bloomington, MN 55431-4502.

      The reports of E&Y on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
Each report also, for the past two fiscal years, contained an explanatory paragraph stating that the Company has no active trade or business which raises substantial doubt about the Company's ability to continue as a going concern.

      The decision to change accountants was approved by both our audit committee and Board of Directors on December 8, 2006.

      During our two most recent fiscal years and the subsequent interim period prior to December 8, 2006, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the matter in connection with its reports.

      During our two most recent fiscal years and the subsequent interim period prior to December 8, 2006, E&Y did not advise the Company that (i) internal controls necessary to develop reliable financial statements were lacking, (ii)
information had come to its attention making it no longer willing to rely on management's representations or to be associated with the financial statements prepared by management, or (iii) the scope of the audit needed to be expanded significantly, or that information had come to its attention that, if further investigated, would or might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period(s)
subsequent to the date of the most recent audited financial statements.

      During our two most recent fiscal years and the subsequent interim periods prior to December 8, 2006, we did not consult McGladrey regarding either: (i)
the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the
Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv)(A) of Regulation S-B or an event as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      There was no information that was required to be disclosed in a report on
Form 8-K during the fourth quarter of fiscal year ended October 31, 2006, that was not reported.

                                    PART III

Item 9, "Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(A) Of the Exchange Act", Item 10, "Executive
Compensation", Item 11, "Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters", Item 12, "Certain Relationships and
Related Transactions", and Item 14, "Principal Accountant Fees and Services"
have been omitted from this report inasmuch as the Company will file with the
Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy
Statement for the Annual Meeting of Stockholders of the Company to be held on or before February 28, 2007, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS.

Exhibit
Number         Description
------         -----------
 2.1 (a)       Agreement and Plan of Merger, dated as of December 14, 2004, by and among BNS Co., BNS Holding, Inc. and BNS Holdings Merger Sub,
               Inc. (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on December 14, 2004).

 2.1 (b)       Merger Agreement dated September 26, 2006 by and among Collins
               Industries, Inc., CA Acquisition Corp. and Steel Partners II,
               L.P. (incorporated herein by reference to Exhibit 2.1 to the
               Company's Form 8-K filed on November 6, 2006).

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

10.10          Stockholders Agreement dated October 31, 2006 by and among BNS
               Holding, Inc., Collins I Holding Corp., Collins Industries, Inc.,
               American Industrial Partners and certain employee shareholders.
               (incorporated herein by reference to Exhibit 10.1 to the
               Company's Form 8-K filed on November 6, 2006).

10.11          Term Loan Agreement dated October 30, 2006 by and between BNS
               Holding, Inc. and Steel Partners II, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on
               November 6, 2006).

10.12          Loan and Security Agreement dated as of October 31, 2006 by and among CS Acquisition Corp., Collins Industries, Inc., Collins Bus
               Corporation, Wheeled Coach Industries, Inc., Capacity of Texas,
               Inc., Mid Bus, Inc., and Mobile Products, Inc., as borrowers,
               Collins Ambulance Corp., Wheeled Coach Enterprises, Inc.,
               Mobile-Tech Corporation, World Trans, Inc., Brutzer Corporation,
               Collins Financial Services, Inc., as guarantors, and GMAC
               Commercial Finance LLC, as agent and as a lender. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 6, 2006).

10.13          Loan and Security Agreement dated as of October 31, 2006 by and among CS Acquisition Corp., Collins Industries, Inc., Collins Bus
               Corporation, Wheeled Coach Industries, Inc., Capacity of Texas,
               Inc., Mid Bus, Inc., and Mobile Products, Inc., as borrowers,
               Collins Ambulance Corp., Wheeled Coach Enterprises, Inc.,
               Mobile-Tech Corporation, World Trans, Inc., Brutzer Corporation,
               Collins Financial Services, Inc., as guarantors, and ORIX Finance
               Corp., as agent and as a lender. (incorporated herein by
               reference to Exhibit 10.4 to the Company's Form 8-K filed on
               November 6, 2006).

10.14          Management Agreement dated October 31, 2006 by and between BNS
               Holding, Inc. and Collins Industries, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed on
               November 6, 2006).

10.15          Warrant dated October 31, 2006 issued by Collins I Holding Corp.
               in favor of BNS Holding, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed on November 6,
               2006).

10.16          Subscription Agreement dated October 31, 2006 by and between BNS
               Holding, Inc. and Collins I Holding Corp. (incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K filed on
               November 6, 2006).

10.17          Pledge and Security Agreement dated October 30, 2006 by and between BNS Holding, Inc. and Steel Partners II, L.P.
               (incorporated herein by reference to Exhibit 10.8 to the
               Company's Form 8-K filed on November 6, 2006).

10.18          Note from the Term Loan Agreement dated October 30, 2006 by and between BNS Holding, Inc. and Steel Partners II, L.P.
               (incorporated herein by reference to Exhibit 10.9 to the
               Company's Form 8-K filed on November 6, 2006).

10.19          Letter from Collins Industries, Inc. to Steel Partners II, L.P., dated October 31, 2006 related to the payment of an advisory fee of $1.0 million. (incorporated herein by reference to Exhibit
               10.10 to the Company's Form 8-K filed on November 6, 2006).

10.20          Confidential Settlement Agreement and Full and Final Release of
               Claims, dated January 2, 2007 by and between Hays Insurance
               Brokerage Group of New England, LLC, BNS Holding, Inc. and BNS
               Co. (incorporated herein by reference to Exhibit 99.1 to the
               Company's Form 8-K filed on January 5, 2007)

10.21          Collins I Holding Corp. 2007 Long-Term Incentive Plan *

14             Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the 2003 10-K).*

21             Subsidiaries of the Company.*

23             Consent of Independent Registered Public Accounting Firm.*

31.1           Section 302 Certification of Chief Executive Officer.*

31.2           Section 302 Certification of Chief Financial Officer.*

32             Section 906 Certification of Chief Executive Officer and Chief
               Financial Officer.*

* filed herewith

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BNS Holding, Inc.

         Date: January 29, 2007           By: /s/ Michael Warren
                                              ----------------------------------
                                              Name: Michael Warren
                                              Title: President , Chief Executive Officer and
                                                     Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Kenneth N. Kermes      Chairman of the Board and Director        January 29, 2007
      ------------------
      Kenneth N. Kermes

      /s/ J. Robert Held         Director                                  January 29, 2007
      ------------------
      J. Robert Held

      /s/ Jack Howard            Director                                  January 29,2007
      ------------------
      Jack Howard

      /s/ James Henderson        Director                                  January 29, 2007
      ------------------
      James Henderson

      /s/ Michael  Warren        President and Chief Executive Officer     January 29, 2007
      ------------------         Vice President and Chief Financial
      Michael  Warren            Officer (Principal Executive Officer)
                                 (Principal Financial Officer)

      /s/ Paul Bamatter          (Principal Accounting Officer) and        January 29, 2007
      ------------------         Vice President of
      Paul Bamatter              Collins Industries Inc.

                                    CONSOLIDATED FINANCIAL STATEMENTS OF

                                    BNS HOLDING, INC

                                    YEAR ENDED OCTOBER, 31, 2006

                                      1-F

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BNS Holding, Inc.
Middletown, Rhode Island

We have audited the consolidated balance sheets of BNS Holding, Inc. and
Subsidiaries as of October 31, 2006 (successor) and 2005 (predecessor) and the related consolidated statements of income and comprehensive income, shareholders' investment and cash flows for the years ended October 31, 2006
(predecessor) and 2005 (predecessor) and the related consolidated statements of shareholders' investment and cash flows as of October 31, 2006 (successor).
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financials statements referred to above present fairly, in all material respects, the financial position of BNS Holding, Inc.
and Subsidiaries as of October 31, 2006 (successor) and 2005 (predecessor), and the results of their operations and their cash flows for the years ended October
31, 2006 (predecessor) and 2005 (predecessor) and the related consolidated statements of shareholders' investment and cash flows as of October 31, 2006
(successor) in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Kansas City, Missouri
January 29, 2007

                                      2-F

BNS Holding, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS OF INCOME AND COMPREHENSIVE  INCOME
For the years ended October 31, 2006 and 2005

                                                                    2006                       2005
                                                               -------------              --------------
                                                                Predecessor                Predecessor

Sales                                                          $ 309,866,788              $ 269,448,588
Cost of sales                                                    271,087,823                242,238,624
                                                               -------------              -------------
          Gross profit                                            38,778,965                 27,209,964

Selling, general and administrative expenses                      23,716,966                 21,421,351
Research and development expenses                                    129,583                    101,578
                                                               -------------              -------------

          Income from operations                                  14,932,416                  5,687,035

Other income (expense):
   Interest, net                                                  (2,498,436)                (2,004,594)
   Other, net                                                        110,553                     78,126
                                                               -------------              -------------

                                                                  (2,387,883)                (1,926,468)
                                                               -------------              -------------

          Income before provision for income taxes                12,544,533                  3,760,567

Provision for income taxes (Note 5)                                4,401,018                  1,520,000
                                                               -------------              -------------

          Net income                                               8,143,515                  2,240,567

Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap agreement                      --                       25,562
                                                               -------------              -------------

          Comprehensive income                                 $   8,143,515              $   2,266,129
                                                               =============              =============

The accompanying notes are an integral part of these consolidated financial statements

                                                   3-F

BNS Holding, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
October 31, 2006 and 2005

                        ASSETS (Notes 2 and 3)                                       2006                  2005
                                                                                -------------          -------------
                                                                                  Successor             Predecessor
Current assets:
   Cash and cash equivalents                                                    $   6,713,032          $     222,594
   Receivables, less allowance for uncollectible accounts of $23,668               16,252,776             12,633,788
       in 2006 and $150,985 in 2005
   Inventories                                                                     40,332,490             40,137,726
   Income taxes receivable                                                          3,873,009                      0
   Deferred income taxes (Note 5)                                                   1,484,000              1,824,000
   Prepaid expenses and other current assets                                        2,756,677              2,263,848
                                                                                -------------          -------------
          Total current assets                                                     71,411,984             57,081,956

Restricted cash                                                                       428,423                 97,072

Property and equipment:
   Land and improvements                                                            5,938,751              2,864,053
   Buildings and improvements                                                      15,464,400             21,866,133
   Machinery and equipment                                                         12,825,556             25,211,495
   Office furniture and fixtures                                                      259,340              4,282,154
                                                                                -------------          -------------
                                                                                   34,488,047             54,223,835
   Less - accumulated depreciation                                                     33,537             32,824,994
                                                                                -------------          -------------
                                                                                   34,454,510             21,398,841

Deferred income taxes (Note 5)                                                     12,187,000                      0
Deferred financing costs                                                            3,094,415                244,384
Goodwill (Note 2)                                                                  28,559,408              5,050,232
Other assets                                                                          685,909              1,175,828
                                                                                -------------          -------------
Total Assets                                                                    $ 150,821,649          $  85,048,313
                                                                                =============          =============

                LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities
   Current maturities of long-term debt (Note 3)                                $   1,372,000          $   3,109,235
   Controlled disbursements                                                         4,407,160              3,994,800
   Accounts payable                                                                18,509,301             17,796,263
   Accrued expenses and other current liabilities                                   8,443,799              8,112,587
   Payable to former shareholder (Note 9(h))                                       10,628,138                      0
                                                                                -------------          -------------
          Total current liabilities                                                43,360,398             33,012,885

Long-term debt, less current maturities (Note 3)                                   84,958,573             23,591,586

Deferred income taxes (Note 5)                                                              0              1,851,726
Minority interest (Note 8)                                                          2,800,000                      0

Shareholders' investment:(Note 6)
Issued and outstanding - 2006-Class A 3,038,962 issued and
3,030,444 outstanding                                                                  30,390                663,301
   Paid-in capital                                                                 87,121,857             13,992,808
   Treasury Stock; 8,518 shares at cost                                              (454,951)                     0
   Deferred compensation                                                                    0             (1,550,370)
   Retained earnings (deficit)                                                    (66,994,618)            13,486,377
                                                                                -------------          -------------
          Total shareholders' investment                                           19,702,678             26,592,116
                                                                                -------------          -------------
   Total Liabilities & Shareholders' Investment                                 $ 150,821,649          $  85,048,313
                                                                                =============          =============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                                         4-F

BNS Holding, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 2006 and 2005 and for October 31, 2006

                                                                                   October 31
                                                                 2006                  2006                 2005
                                                           --------------        --------------        --------------
                                                              Successor            Predecessor           Predecessor
Cash flow from operations:
   Cash received from customers                            $        --           $ 302,394,602         $ 267,793,887
   Cash paid to suppliers and employees                             --            (289,234,951)         (263,759,849)
   Interest paid, net                                               --              (2,620,010)           (1,941,960)
   Income taxes paid                                                --              (5,610,303)           (1,714,195)
                                                           -------------         -------------         -------------
      Cash provided by operations                                      0             4,929,338               377,883
                                                           -------------         -------------         -------------

Cash flow from investing activities:
   Capital expenditures                                             --              (1,425,818)           (4,709,782)
   Acquisition cost, net of cash acquired                    (98,838,151)
   Proceeds from sale of property and equipment                     --                   3,000                  --
   Expenditures for other assets                                    --                    --                (416,850)
                                                           -------------         -------------         -------------
      Cash (used in) investing activities                    (98,838,151)           (1,422,818)           (5,126,632)
                                                           -------------         -------------         -------------

Cash flow from financing activities:
   Principal payments of long-term debt                             --              (1,554,607)           (2,207,279)
   Proceeds from long-term debt                               85,530,573                  --               8,040,430
   Changes in restricted unexpended IRB cash                        --                  97,072               262,738
   Proceeds from purchase options and NQSO Benefits                                  1,886,825
   Purchase of common stock and other capital transactions          --              (2,698,280)             (245,973)
   Payment of dividends                                             --              (1,216,826)           (1,041,671)
                                                           -------------         -------------         -------------
      Cash provided by (used in) financing activities         85,530,573            (3,485,816)            4,808,245
                                                           -------------         -------------         -------------

Net increase (decrease) in cash and cash equivalents         (13,307,578)               20,704                59,496
Cash and cash equivalents at beginning of year                20,020,610               222,594               163,098
                                                           -------------         -------------         -------------

Cash and cash equivalents at end of year                       6,713,032               243,298               222,594

Reconciliation of net income to net
cash provided by operations:
   Net income                                                       --               8,143,515             2,240,567
   Accelerated vesting of restricted shares                         --               1,550,370               409,500
   Depreciation and amortization                                    --               3,123,130             3,398,630
   Deferred income taxes                                            --                 490,214               896,000
   (Gain) Loss on sale of property and equipment                    --                    (236)               72,680
Changes in assets and liabilities:
   (Increase) in receivables                                        --              (7,413,803)           (1,654,701)
   (Increase) in inventories                                        --                (194,764)           (1,078,541)
   (Increase) in prepaid expenses                                   --                 (58,383)             (263,929)
   Increase (decrease) in controlled disbursements                  --                 412,360            (1,673,717)
   Increase (decrease) in accounts payable                          --                 713,039              (612,028)
   (Decrease) in accrued expenses                                   --              (1,836,104)           (1,356,578)
                                                           -------------         -------------         -------------
   Cash provided by operations                             $           0         $   4,929,338         $     377,883
                                                           =============         =============         =============

The accompanying notes are an integral part of these consolidated financial statements

                                                         5-F

BNS Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  INVESTMENT For the years ended October
31, 2006 and 2005

                                                   Common Stock
                                              ------------------------     Paid-in        Retained      Treasury       Deferred
                                                Shares       Amount        Capital        Earnings        Stock      Compensation
                                              ---------   ------------   ------------   ------------   ------------  -------------
                                              Predecessor Predecessor    Predecessor    Predecessor    Predecessor    Predecessor

October 31, 2004                              6,369,327   $    636,933   $ 13,342,600   $ 12,287,481   $          0  ($ 1,498,152)

Stock issued under stock option plans           646,195         64,620      2,757,528           --             --            --
Issuance of restricted stock awards, net        184,000         18,400        904,150           --             --        (513,050)
Amortization of restricted stock awards                                                                                   435,270
Net income                                         --             --             --        2,240,567           --            --
Other comprehensive income (net of                 --             --             --             --             --          25,562
   taxes)
Tax benefit from NQSO options                      --             --          603,401           --             --            --
   exercised
Cash dividends paid                                --             --             --       (1,041,671)          --            --
Purchase and retirement of treasury stock      (566,509)       (56,652)    (3,614,871)          --             --            --
                                              ---------   ------------   ------------   ------------   ------------  ------------

October 31, 2005                              6,633,013        663,301     13,992,808     13,486,377              0    (1,550,370)

Amortization of restricted stock awards            --             --             --             --             --       1,550,370
Sale of one share of non redeemable stock             1           --                8           --             --            --
Net income                                         --             --             --        8,143,515           --            --
Tax benefit from NQSO options and                  --             --        1,886,825           --             --            --
   restricted stock exercised
Cash dividends paid                                --             --             --       (1,216,826)          --            --
Purchase and retirement of treasury stock      (289,638)       (28,964)          --       (2,669,324)          --            --
                                              ---------   ------------   ------------   ------------   ------------  ------------

October 31, 2006-Prior to Business            6,456,676   $    634,337   $ 15,879,641   $ 17,743,742   $          0  $          0
Combination
                                              =========   ============   ============   ============   ============  ============

                                              Successor     Successor      Successor      Successor      Successor     Successor

October 31, 2006 Post Business Combination    3,030,444   $     30,390    $ 87,121,857 ($ 66,994,618)  ($   454,951) $          0
                                              =========   ============    ============ =============   ============  ============

                                                               6A-F

BNS Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  INVESTMENT
For the years ended October 31, 2006 and 2005 (continued)

                                                 Total
                                              -------------
                                              Predecessor

October 31, 2004                              $ 24,768,862

Stock issued under stock option plans            2,822,148
Issuance of restricted stock awards, net           409,500
Amortization of restricted stock awards            435,270
Net income                                       2,240,567
Other comprehensive income (net of                  25,562
   taxes)
Tax benefit from NQSO options                      603,401
   exercised
Cash dividends paid                             (1,041,671)
Purchase and retirement of treasury stock       (3,671,523)
                                              ------------

October 31, 2005                                26,592,116

Amortization of restricted stock awards          1,550,370
Sale of one share of non redeemable stock                8
Net income                                       8,143,515
Tax benefit from NQSO options and                1,886,825
   restricted stock exercised
Cash dividends paid                             (1,216,826)
Purchase and retirement of treasury stock       (2,698,288)
                                              ------------

October 31, 2006-Prior to Business            $ 34,257,720
Combination
                                              ============

                                               Successor

October 31, 2006 Post Business Combination    $19,702,678
                                              ===========

The accompanying notes are an integral part of these consolidated financial statements

                                          6B-F

BNS Holding, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prior to December  14, 2004,  BNS Co. was a publicly  traded  company  (formerly known as Brown & Sharpe Manufacturing Company). Effective December 14, 2004, BNS
Co. completed a reorganization (the "Holding Company  Reorganization")  with BNS
Holding,  Inc., a newly-formed Delaware corporation ("BNS or the "Company").  By virtue  of  the  Holding  Company  Reorganization,  BNS  Co.  became  a  direct,
wholly-owned   subsidiary  of  BNS.  Except  for  some  technical  changes,  the provisions of the certificate of  incorporation  of BNS after the effective time of the Holding Company Reorganization and BNS Co. prior to the effective time of the Holding Company  Reorganization are identical.  The authorized capital stock of BNS after the effective time of the Holding  Company  Reorganization  and the designation,  rights,  powers and  preferences  of such capital  stock,  and its qualifications,  limitations and restrictions, are identical to those of BNS Co.
prior to the effective time of the Holding Company Reorganization.  Stockholders of BNS Co. received  securities of the same class showing the same  proportional interests in BNS, having the same designations,  rights, powers and preferences, and having the same qualifications,  limitations and restrictions, as those held in BNS Co. BNS is the successor registrant of BNS Co. for the purpose of filings with the Securities and Exchange Commission (the "SEC").

BNS Co., now a subsidiary of the Company, was founded in 1833 and was engaged in the  Metrology  Business  and the  design,  manufacture  and  sale of  precision measurement tools and instruments and manual and computer controlled measurement machines.  BNS Co.  sold its  Metrology  Business in 2001,  its  interest in its development stage  measurement  software  subsidiary,  Xygent Inc., in 2002, its
North  Kingstown,  Rhode Island property (the "Rhode Island  Property") in 2003, and its  subsidiary in the United  Kingdom (the "U.K.  Subsidiary")  on June 16,
2004.

(a) MERGER  AGREEMENT.  On September 26, 2006,  Steel Partners II, L.P ("Steel")
entered into a Merger  Agreement (the "Merger  Agreement"),  with CS Acquisition
Corp.,  a  Missouri  corporation  and a  wholly-owned  subsidiary  of Steel ("CS
Acquisition"),  and Collins  Industries Inc  ("Collins").  The Merger  Agreement
provided that CS  Acquisition  would merge with and into Collins (the  "Business
Combination")  and Collins  would become an 80% owned  subsidiary of the Company and the shareholders of Collins would receive $12.50 per share in cash.

On September 27, 2006, the Company entered into the Memorandum of  Understanding with Steel, CS Acquisition,  American  Industrial Partners ("AIP") and Collins I
Holding Corp ("Holding").  The Memorandum of Understanding  reflected the intent of Steel to assign its rights under the Merger Agreement to Holding, which would be the holding company for Collins after giving effect to the proposed  Business
Combination,  and BNS would acquire an 80% interest in Holding.  AIP and Collins management  would own the  remaining 20% of Holding.  Consequently,  immediately prior to the closing of the Business Combination,  Steel assigned its rights and obligations  pursuant to the Merger Agreement and Memorandum of Understanding to
Holding and transferred  all of the outstanding  capital stock of CS Acquisition to Holding.  Accordingly, upon the consummation of the transactions contemplated by the Merger Agreement and Memorandum of Understanding on October 31, 2006, BNS
now owns 80% of Collins,  through its  ownership  interest of Holding which owns
100% of Collins.

The fiscal 2006 and 2005 amounts shown in the Consolidated  Statements of Income and Comprehensive  Income are all pre Business Combination amounts and hence are designated as Predecessor  amounts.  The October 31, 2006  Consolidated  Balance
Sheet includes the accounts of the Company as of that date and, as a result, are designated as Successor amounts.  The comparative amounts as of October 31, 2005 are pre Business  Combination  and, as a result,  are  designated as Predecessor

                                       7-F

amounts. For the Consolidated Statements of Cash Flows the amounts for the years ended October 31, 2006 and 2005 are pre Business  Combination  and, as a result, are  designated  as  Predecessor  amounts.  A  third  column,  representing  the transactions  on the date of Business  Combination is labeled as Successor as it represents  the  transactions  resulting  from  the  Business  Combination.  The transactions in the Consolidated  Statements of  Shareholders'  Investment up to
the date of the Business Combination are designated as Predecessor  transactions and the balances  subsequent to the Business  Combination are shown as Successor amounts. Therefore the transition from Predecessor to Successor results in a new starting  point for the  Consolidated  Statements  of  Shareholders'  Investment
post-Business Combination.

(b)  GENERAL  DEVELOPMENT  OF  BUSINESS  -  Collins  was  founded  in  1971 as a manufacturer of small school buses and ambulances. Collins's initial product was the first "Type A" school bus,  designed  to carry 14 to 20  passengers.  Today,
Collins  manufactures  specialty  vehicles  and  accessories  for various  basic
service  niches  of  the  transportation  industry.   Collins  products  include
ambulances,   small  school  buses,   shuttle  buses,   terminal  trucks,   road
construction  equipment and  industrial  rental  sweepers.  From its  inception,
Collins' goal has been to become one of the largest  manufacturers  of specialty vehicles in the United States.  Collins has grown primarily through the internal development of new products and the acquisition of complementary product lines.

In  the  United  States,   Collins  believes  that  it  is  the  largest  single
manufacturer of ambulances,  the second largest manufacturer of terminal trucks, the leading  manufacturer  of small school buses and a leading  manufacturer  of sweepers  used in the road  construction  industry.  Collins  sells its products under several well-known trade names,  including Wheeled Coach(R)  (ambulances),
Collins  Bus(R) and Mid  Bus(R)  (small  school  buses),  Capacity(R)  (terminal trucks)  and  Waldon(R)/Lay-Mor(R)  (road  construction  and  industrial  rental sweeper equipment).

Most Collins products are built to customer  specifications from a wide range of options  offered  by  Collins.  Collins  sells to  niche  markets  which  demand manufacturing processes too sophisticated for small job shop assemblers,  but do not require the highly  automated  assembly line  operations of mass  production vehicle  manufacturers.  Collins  emphasizes  specialty  engineering and product innovation,  and it has introduced new products and product improvements,  which include the Moduvan(R) ambulance,  the first ambulance of its size with advanced life-support system capability and the Dura-Ride(R) suspension system, the first frame-isolating suspension system for terminal trucks.

(c)  DESCRIPTION  OF  BUSINESS - Collins  principally  manufactures  and markets specialty  vehicles.  It has three reportable  segments:  ambulances,  buses and terminal trucks/road construction equipment.

AMBULANCES.  Collins  manufactures  both modular and van-type  ambulances at its
Orlando, Florida and Hutchinson,  Kansas plants (see Subsequent Events Note 14).
Modular ambulances are produced by attaching an all-aluminum,  box-type, patient compartment  to a dual  rear-wheel cab chassis ("Type I") ambulance or to a dual rear-wheel,  van-type,  cutaway  chassis  ("Type III")  ambulance or to a single rear-wheel cutaway chassis ("Moduvan")  ambulance. A cutaway chassis consists of only the front portion of the driver's compartment,  engine, drive train, frame, axle and wheels. Van ("Type II") ambulances are cargo vans modified to include a patient compartment and a raised fiberglass roof. Type II ambulances are smaller and less expensive than modular ambulances.

Collins also produces  medical  support vans  designed to transport  medical and life-support  equipment.  Medical support vans are modified  commercial vehicles which do not have a patient compartment for advanced life support system.

BUSES.  Collins  manufactures small school and activity buses, and certain other shuttle buses at its Bluffton, Ohio and South Hutchinson, Kansas facilities.

                                       8-F

     SCHOOL AND ACTIVITY  BUSES.  Collins  manufactures  small Type A school and activity buses which carry from 14 to 24 passengers. The majority of Type A school buses  currently  built by Collins are produced by  fabricating  the body and  mounting  it on a  vendor-supplied,  dual  rear-wheel  or  single rear-wheel,  cutaway chassis. Collins was the first manufacturer to produce a Type A school bus on this type of chassis,  which permits greater seating capacity  than a van  chassis.  School and  activity  buses are produced in compliance with federal, state and local laws regarding school and activity bus  vehicles.  In recent years,  Collins has sold an increasing  number of small  activity  buses  used  by day  care,  church  and  other  non-profit organizations.

     SHUTTLE  BUSES.  Collins  produces a limited  number of  shuttle  buses for churches,  transit  authorities,  hotels and resorts,  retirement  centers, nursing  homes  and  similar  users.  These  buses  are  built to  customer specifications and are designed to transport 14 to 30 passengers over short distances.

TERMINAL TRUCKS / ROAD CONSTRUCTION EQUIPMENT. Collins produces two basic models of terminal trucks at its Longview,  Texas facility,  the Trailer  Jockey(R) and
the  Yardmaster(R).   Terminal  trucks  are  designed  and  built  to  withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports.  Most terminal trucks  manufactured by Collins are built to customer  specifications.  Collins manufactures the entire truck except for major drive train components which are purchased from outside suppliers.

The road  construction  equipment  produced by Collins  includes  three and four wheel  sweepers,  a full line of articulated  four-wheel  drive  loaders,  rough
terrain  lift  trucks,   compact  loaders  and  backhoes.   These  products  are
principally  sold in both commercial and rental markets through direct sales and distributors throughout the United States

(d) USE OF ESTIMATES - The  preparation  of financial  statements  in conformity with  generally  accepted  accounting  principles  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting period. Actual results could differ from those estimates.

(e) PRINCIPLES OF CONSOLIDATION - The consolidated  financial statements include the  accounts  of  BNS  and  its  wholly  owned  subsidiaries.  All  significant inter-company accounts and transactions have been eliminated in consolidation.

(f)  INDUSTRY  SEGMENTS  - Collins  operates  in three  industry  segments;  the
ambulance,   bus,  and  terminal  truck/road  construction  equipment  segments.
Manufacturing  activities  are carried on solely in the United  States  however,
Collins  does market its  products in other  countries.  Revenues  derived  from export sales were less than 10% of consolidated sales in fiscal 2006 and 2005.

(g) CASH AND CASH EQUIVALENTS - Cash includes checking accounts,  funds invested in overnight and other short-term,  interest-bearing accounts of three months or less.  The balance as of October 31, 2006 also  included an amount of $2,437,619 on deposit  with Bank of  America,  Collins  former  senior  lender,  to support previous letters of credit.  These funds will be released to Collins  subsequent to year end once  replacement  letters  of credit  have been  issued by GMAC CF,
Collins'  current  senior bank, to third parties that replaced  those letters of credit issued by Bank of America.  There is a significant  concentration of cash due to cash balances that are in excess of federally  insured  amounts.  Collins does not  anticipate  any  losses  due to this  concentration.  On the  Business
Combination  date, BNS had $4,032,115 in cash which is included in cash and cash equivalent amount as of October 31, 2006.

                                       9-F

Controlled  Disbursements - Collins maintains controlled  disbursement  accounts with its bank under an  arrangement  whereby  all cash  receipts  and checks are centralized and presented to the bank daily.  All deposits are applied  directly against  Collins'  revolving credit line and all checks presented for payment in the controlled  disbursement  accounts are funded through daily borrowings under
Collins'  revolving  credit  facility.   Accordingly  controlled   disbursements
represent  Collins' liability for outstanding checks drawn but not yet presented for payment to the bank.

Restricted Cash - At October 31, 2005  Restricted cash included  unexpended cash proceeds from Industrial Revenue Bonds that Collins issued in 2002. The cash was to be used for specific manufacturing modernization projects at Collins' Florida facility. This amount of Restricted cash was eliminated at October 31, 2006 with the payout of the  related  Industrial  Revenue  Bonds.  Restricted  cash on the consolidated  balance  sheet at October 31, 2006  consists of the  environmental escrow account  established  in 2004 in connection  with the sale of BNS's Rhode
Island  Property and the tax escrow account  established in connection  with the sale of its U.K.  subsidiary.  The U.K.  escrowed  funds  were held in a British
Pound  denominated  account  translated at the month-end  exchange  rate,  which represented  $182,116 at October 31, 2006. It is  anticipated  that the funds in the Rhode Island escrow account will not be released for more than one year. The
U.K.  escrowed  funds were  released  from escrow and received by the Company on
January 15, 2007 (see Note 14)

(h) FAIR VALUE OF FINANCIAL  INSTRUMENTS - The Company's  financial  instruments consist primarily of cash and cash equivalents,  income taxes receivable,  trade receivables and payables/accrued liabilities, payable to former shareholder, and short and long term debt and  capital  leases.  Fair value  estimates  have been determined by the Company,  using available  market  information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, income taxes  receivable,  trade  receivables and payables,  accrued  liabilities,  and payable to former  shareholder is considered to be  representative of their fair value, due to the short term nature of these instruments. The carrying amount of
Collins's  short-term  and long-term debt does not differ  materially  from fair value based on current market rates available to Collins.

(i) RECEIVABLES - Accounts  Receivables are carried at original amounts due less an estimate made for doubtful  receivables  based on a review of all outstanding amounts on a periodic  basis.  Management  determines the allowance for doubtful accounts by regularly evaluating  individual accounts receivable and considering
a  customer's  financial   condition,   credit  history,  and  current  economic
conditions.  Collins charges interest on certain past due accounts determined at the discretion of management.  Collins  continues to accrue interest on past due accounts until such time as specific arrangements are made with the customer, or the account is deemed uncollectible and written off. Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  Accounts  receivable are considered  past due after the contractual  payment  date has  passed.  Bad debt  expense  for the years  ended
October 31, 2006 and 2005 were $16,750 and $85,155 respectively.

(j)  INVENTORIES  -  Inventories  are  stated  at the  lower of cost  (first-in, first-out) or market.  Major  classes of  inventories  which  include  material, labor,  and  manufacturing  overhead  required in production of Company products consisted of the following:

                                      10-F

                                              2006            2005
                                            Successor      Predecessor

Chassis                                    $ 6,157,358     $ 5,664,214
Raw materials & components                  16,917,011      16,237,033
Work-in-process                              8,623,676       8,694,059
Finished goods                               8,634,445       9,542,420
                                           -----------     -----------
                                           $40,332,490     $40,137,726
                                           ===========     ===========

(k) PROPERTY AND EQUIPMENT - As a result of the Business  Combination at October
31, 2006,  all Property and Equipment  were adjusted to their fair market value, thus resetting  accumulated  depreciation to $0 at date of Business Combination.
See Note 2 for further discussion on the Business Combination.  Prior to October
31, 2006 Property and Equipment were recorded at cost.  Depreciation is provided using the straight-line  method for financial reporting purposes and accelerated methods for income tax purposes.  Depreciation commences when the specific asset is complete,  installed and ready for normal use. The estimated  useful lives of property are as follows:

         Land improvements                                  10 to 20 years
         Buildings and improvements                         10 to 40 years
         Machinery and equipment                             3 to 15 years
         Office furniture and fixtures                       3 to 10 years

Maintenance  and  repairs  are  charged  to  expense  as  incurred.  The cost of additions and betterments are capitalized.  The cost and related depreciation of property  retired or sold are removed from the applicable  accounts and any gain or loss is taken into income.  Amortization expense on leased assets is included with depreciation expense

(l) IMPAIRMENT OF LONG-LIVED  ASSETS - Long-lived  assets,  such as property and
equipment,   are  reviewed  for  impairment   whenever   events  or  changes  in
circumstances  indicate  that  the  carrying  amount  of an  asset  may  not  be recoverable.  Recoverability  of  assets  to be held and used is  measured  by a comparison of the carrying amount of an asset to estimated  undiscounted  future cash flows expected to be generated by the asset.  If the carrying  amount of an asset  exceeds  its  estimated  future  cash  flows,  an  impairment  charge  is recognized  by the amount by which the carrying  amount of the asset exceeds the fair value of the asset.

(m) GOODWILL - In June 2001,  the Financial  Accounting  Standards  Board (FASB)
issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and
Other Intangible Assets".  SFAS No. 142 was effective for fiscal years beginning after  December 15, 2001.  Accordingly,  after October 31, 2002,  goodwill is no longer  amortized over future  periods,  but is assessed for impairment at least annually using a fair value test.  Collins adopted this new standard on November
1, 2002.

The Business  Combination  that  occurred on October 31, 2006 was  accounted for
under  the  purchase  method  in  accordance   with  SFAS  No.  141,   "Business
Combinations"  and,  accordingly,  the purchase  price was  allocated to the net assets  acquired  based on their  fair  values at the date of  acquisition.  The consideration paid,  including capital contribution and debt issued and assumed, exceeded the fair value of Collins net assets  acquired,  with the excess amount initially  recorded as Goodwill as of October 31, 2006.  The Goodwill  amount at
October 31, 2006 was determined in accordance with SFAS No. 141, the calculation of which is shown in Note 2. On an on-going basis, starting on October 31, 2007, and absent any  impairment  indicators,  Collins  will  continue  to conduct the required annual tests and record any impairment losses.

                                      11-F

As of October 31, 2005  Collins  tested for goodwill  impairment  in the bus and terminal  truck/road  construction  lines of business using the discounted  cash flow  approach and  determined  that the fair values for each of these  segments exceeded  the  related  carrying  values.  At October 31,  2005  Collins'  gross
goodwill  related  to  acquisition  of  certain  bus  and  terminal   truck/road
construction  lines of business was  approximately  $6.1 million and accumulated amortization  of  approximately  $1.0  million.  These  amounts  relate  to  the predecessor  accounts.  Prior to November 1, 2002  goodwill  was  amortized on a straight-line basis over 15-20 years.

(n) DEFERRED  FINANCING COSTS- The third party costs incurred in order to secure debt financing are capitalized and recorded as an asset and shown in the balance sheet as Deferred  financing  costs.  These costs include bank commitment  fees, legal costs,  appraisals,  title surveys, etc. The costs are amortized to income over the term of the debt.

(o) REVENUE RECOGNITION - Collins records vehicle sales, and passes title to the customer,  at the  earlier of  completion  of the  vehicle  and  receipt of full payment or shipment or delivery to the  customer as  specified  by the  customer purchase order.  Customer  deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

In certain instances,  Collins will recognize revenue when physical delivery has not occurred when the following criteria are met:

     o   Risk of ownership has passed to the customer;

     o   The customer has made a fixed commitment to purchase the unit;

     o   The customer has requested the transaction be on a collect and hold basis, has fully paid for the units in question and the customer has a substantial business purpose for ordering the unit on a collect and hold basis;

     o   There is a fixed schedule for delivery of the unit (normally within the next 30 days);

     o   Collins does not retain any specific performance obligations such that the earnings process is not complete;

     o   The unit is segregated from Collins' inventory and is not subject to being used to fill other orders; and

     o   The unit is complete and ready for shipment.

Collins recognized  approximately $3.0 million and $2.2 million of revenue, on a predecessor  basis, as of October 31, 2006, and 2005 respectively  under collect and hold agreements. Collins had collected the entire amount of this revenue and had no  outstanding  accounts  receivable for these units as of October 31, 2006 and 2005.

Collins does not offer any return or price  protection  rights to its customers.
Collins recognizes  revenue in accordance with SFAS No. 48 "Revenue  Recognition
When Right of Return Exists," when the following conditions are met:

     o   Price to customer is substantially fixed at the date of sale.

     o   Customer has or is obligated to pay seller, and it is not contingent on product resale.

     o   Customer obligation is not changed in the event of theft or product damage.

     o   Customer acquiring the product for resale has economic substance apart from that provided by Collins.

     o   Company does not have significant obligations for future performance to bring about resale of the product by the customer.

     o   Amount of future returns can be reasonably estimated.

                                      12-F

(p) EARNINGS PER SHARE - Earnings per share  information  for the predecessor is not presented since as a result of the business  combination this information is not meaningful to successor shareholders.

(q) STOCK OPTION PLAN - In December 2004 FASB revised SFAS No. 123,  "Accounting for  Stock-Based  Compensation".  The  revised  SFAS No 123 ("SFAS No.  123(R").
"Share-based Payments", supersedes Accounting Principles Board (APB) Opinion No.
25,  "Accounting  for Stock Issued to Employees"  SFAS No.  123(R)  requires all
public  companies  to  measure  and  recognize   compensation  expense  for  all
stock-based payments at fair value.

Collins  previously  followed  APB  Opinion  No. 25 and SFAS 123 as it was not a public company until it was part of the Business Combination effected on October
31, 2006 as  described  above.  As of October  31, 2006  Collins no longer had a stock option plan as all shares owned under the previous  stock option plan were issued and paid for as part of the Business Combination described above.

The Company has not granted stock options since 1999 and all outstanding options were fully vested as of the date of the Business  Combination.  Accordingly,  as all options were vested, no pro forma net income disclosures are required.  As a result of the  Transaction  described  above,  all stock options were  exercised immediately prior to the Business  Combination.  The option holders were paid an amount  equal to the  difference  between  the tender  offer price of $12.50 per share and their related exercise price and Collins' option plan was terminated.

(r)  ENVIRONMENTAL  REMEDIATION  COSTS--BNS  accrues for losses  associated with
environmental   remediation  obligations  when  such  losses  are  probable  and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

(s) NEW  ACCOUNTING  PRONOUNCEMENTS  - FASB has  issued  Interpretation  No. 48,
Accounting  for  Uncertainty  in Income  taxes (FIN 48).  FIN 48  clarifies  the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance  with FASB  Statement  No. 109,  Accounting  for Income
Taxes.  FIN 48 provides  guidance for  recognizing  and  measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial  statements.  FIN 48 also provides  accounting guidance for related  income tax effects of tax  positions  that do not meet the recognition threshold specified in this interpretation.  FIN 48 is effective for fiscal  years  beginning  after  December  15,  2006.  The Company is  currently evaluating the  application  of FIN 48 to determine its potential  impact on its consolidated financial statements

NOTE (2) BUSINESS COMBINATION

The  Business  Combination  that  occurred on October  31, 2006  resulted in the application of purchase  accounting in accordance with SFAS No. 141 for Holdings cost of acquisition to the consolidated  assets and liabilities of Collins based on their fair value as of that date. The fair market value of Collins'  property and equipment was determined by valuations performed by independent  appraisers.
The  consideration  paid,  including  capital  contribution  and debt issued and assumed, exceeded the fair value of Collins net assets acquired, with the excess amount initially  recorded as Goodwill as of October 31, 2006. The allocation of the  excess of  purchase  over the fair  value of assets  acquired  has not been finalized  and will be adjusted  over the next fiscal year as facts  become more apparent.

The acquisition of all the outstanding  equity securities of Collins,  including related acquisition costs, totaled  approximately $112.5 million.  This purchase price was financed through a combination of Capital Stock from the Company,  AIP and management and debt.

                                      13-F

Acquisition financed by

Cash contribution for Capital Stock (*)               $  33,000,000
GMAC CF Revolver debt                                     8,092,952
GMAC CF Term debt                                        16,000,000
ORIX Second lien debt                                    45,000,000
Remaining amount owed to dissenting shareholder          10,628,138
Less cash and cash equivalents                             (243,298)
                                                      -------------
  Total cost of acquisition                             112,477,794

Collins net assets acquired:

  Receivables                                            16,674,582
  Inventories                                            40,332,490
  Prepaid expenses and other current assets               2,341,502
  Income taxes recoverable                                3,873,009
                                                      -------------
          Total current assets                           63,221,583

Property and equipment:                                  34,451,117

Deferred Financing Expenses                               3,094,415
Deferred Income Taxes (Short and long term)              13,671,000
Other Assets                                                685,909
                                                      -------------

Total Assets                                            115,124,024

Current liabilities
  Controlled disbursements                                4,407,160
  Accounts payable                                       18,509,301
  Accrued expenses and other current liabilities          7,200,682
  IRB Debt assumed                                          800,000
                                                      -------------
          Total current liabilities                      30,917,143
                                                      -------------

Collins net assets acquired                              84,206,881
                                                      -------------

Goodwill                                              $  28,270,913
                                                      -------------

(*) Include $500,000 stock subscription from management

The cash purchase price on the Consolidated Statements of Cash Flows consists of the following:

Total cash cost                                       $ 112,477,794
Plus Company transaction costs                              288,495
Less minority shareholders' contribution                 (3,300,000)
Less amount owed to Dissenting Shareholder              (10,628.138)
                                                      -------------
                                                      $  98,838,151
                                                      =============

The Goodwill amount of $28,270,913 was increased by the third party  acquisition costs incurred by BNS of $288,495  resulting in total  Goodwill of  $28,559,408.
The  Goodwill  recorded on the  Business  Combination  was based on  preliminary purchase price  allocations.  SFAS No. 141 recognizes that the completion of the allocation  process  sometimes  requires  an  extended  period  of time.  As the
Business  Combination  occurred on the last day of the fiscal year, it will take the Company a period of time, not to exceed one year,  subsequent to year end to complete its review of allocations.  The allocations made in these  consolidated financial  statements  are prepared using  preliminary  estimates and may change once the final allocation review has been completed.

                                      14-F

Goodwill is currently assigned to Corporate assets under Segmented  reporting in
Note 10. It will be  reallocated  to the three  reportable  segments  during the course of the year as determinations are made.

NOTE (3) LONG-TERM DEBT

Long-term  debt and  capitalized  leases at October 31, 2006 and 2005 consist of the following:

                                                                        2006            2005
                                                                     -----------     -----------
                                                                      Successor      Predecessor

GMAC CF, borrowings under revolving credit facility (A)              $10,530,573     $         0
GMAC CF, borrowings under term credit facility (A)                    16,000,000               0
ORIX, borrowings under second lien credit facility (B)                45,000,000               0
Steel Partners II, LP (C)                                             14,000,000               0
Bank of America, borrowings under revolving credit facility: (D)               0      13,569,587
  Term Loan A, quarterly principal payment of $250,000                         0       3,100,186
  Term Loan B, quarterly principal payments of $42,500                         0         765,000
  Term Loan C, quarterly principal payments of $51,788                         0         776,818
  Term Loan D, quarterly principal payments of $58,750                         0       2,232,500
  Term Loan E, quarterly principal payments of $50,000                         0         900,000
Capitalized leases:(E)
  City of South Hutchinson, Kansas, 4.75%-5.80%
    Annual principal and sinking fund payments range
    From $415,000 in 2006 to $322,504 in 2007                                  0         737,504
  City of South Hutchinson, Kansas, 4.80%-5.90%
    Annual principal and sinking fund payments range
    From $137,000 in 2006 to $88,000 in 2009                                   0         520,411
  Longview Industrial Corporation, Longview, Texas
    Variable Rate Demand Revenue Bonds, 3.29% - 4.07%
    Annual principal and sinking fund payments range
    From $400,000 in 2006 to $75,898 in 2009                             800,000       1,175,898
  Orange County Industrial Development Authority
     Orlando, Florida, 5.50%
    Annual principal and sinking fund payments range
    From $175,000 in 2006 to $250,000 in 2012                                  0       1,500,000
  Reno County, Kansas, 4.60%-5.50%
    Annual principal and sinking fund payments range
    From $169,000 in 2006 to $250,000 in 2012                                  0       1,422,917
                                                                     -----------     -----------
                                                                      86,330,573      26,700,821
Less - current maturities                                             (1,372,000)     (3,109,235)
                                                                     -----------     -----------
                                                                     $84,958,573     $23,591,586
                                                                     ===========     ===========

                                      15-F

On October 31, 2006 at part of the  Business  Combination  transaction  Collins'
existing  senior  bank  facility  with  Bank of  America  as well  as,  with one exception,  all debts outstanding with the Industrial  Revenue Bonds was paid in full and all security was released.  New banking facilities with GMAC Commercial
Finance  LLC ("GMAC  CF"),  a second  lien  facility  with ORIX  Finance  Corp.,
("ORIX"),  and a long-term loan from Steel as more fully discussed  below,  were put in place.

(A) On  October  31,  2006,  CS  Acquisition  entered  into a Loan and  Security
Agreement, or the GMAC CF loan agreement, with GMAC CF, as a lender and as agent there  under,  which  effective  upon the  Business  Combination  was assumed by
Collins and all of its subsidiaries.  The GMAC CF loan agreement  provides for a
$40.0  million  revolving  loan  facility  and a $16.0  million  term loan.  The revolving  loan facility  includes a $10.0 million letter of credit sub facility in each case the  drawings  under which  reduce the amount  available  under the revolving loan facility.  Borrowings  under the GMAC CF loan agreement were used by Collins to retire  existing  indebtedness  and to pay costs and  expenses  in connection with the Business Combination.

Borrowings  under the GMAC CF loan  agreement  bear interest at annual  floating rates  equal,  at  Collins'  option,  to  either  the (1)  current  base rate as determined  under  the  terms of the GMAC CF loan  agreement  or (2) the  London interbank  offered rate, or LIBOR,  plus, in either case, an applicable  margin.
For LIBOR  loans,  the  applicable  margin  will vary from  2.75% in the case of revolving loans to 3.25% in the case of term loans, and for base rate loans, the applicable  margin will vary from 0.75% in the case of revolving  loans to 1.25%
in the case of term loans.  At October 31,  2006 the base rates,  excluding  the applicable  margin,  for the  revolving  and term loans were 8.25% and for LIBOR loans were between 5.36% and 5.40%, depending on the term.

In order to secure the  obligations  under the GMAC CF loan  agreement  and as a condition of the lenders  agreeing to enter into the GMAC CF loan  agreement and make extensions of credit there under, Collins and its subsidiaries granted GMAC
CF as agent a security interest,  lien and mortgage,  as the case may be, in all of Collins and its subsidiaries present and future assets.

Availability  under the GMAC CF  revolving  loan  facility is subject to various conditions  precedent typical of asset based loans,  including,  the requirement that no default or event of default under the GMAC CF loan agreement  shall have occurred and be continuing.  Collins is subject to maintaining various financial covenants  including,  but not limited to, minimum fixed charge coverage ratios, minimum EBITDA,  maximum ratio of senior debt to EBITDA,  maximum ratio of total debt to EBITDA,  and maximum  annual  capital  expenditures.  There are standard negative  covenants  restricting  Collins  ability in certain  situations to pay dividends, dispose of fixed assets, etc.

Commitments  under the GMAC CF loan  agreement  terminate  on the earlier of (a)
October 31, 2011 and (b) ninety  (90) days prior to the  termination  date under the ORIX second lien loan agreement described below. Collins may prepay the term loan or terminate the revolving loan commitment provided, however, the revolving loan  commitment  may not be terminated  until all the  obligations  are paid in full.  There  are 16 equal  scheduled  quarterly  repayments  of the  term  loan beginning  in October  2007 in the  amount of  $572,000  and a final  payment of
$6,848,000 is due at maturity.

(B) On October 31, 2006,  CS  Acquisition  also entered into a Loan and Security
Agreement, or the ORIX second lien loan agreement, with ORIX, as a lender and as agent there under, which effective upon the Business  Combination was assumed by
Collins  and all of its  subsidiaries.  The  ORIX  second  lien  loan  agreement provides  for a $45.0  million  term  loan and was used by  Collins  to fund the
Business Combination.

                                      16-F

 The ORIX term loan bears interest at annual  floating rates equal,  at Collins'
option, to either the (1) current base rate as determined under the terms of the
ORIX second lien loan  agreement or (2) the London  interbank  offered  rate, or
LIBOR,  plus, in either case, an applicable  margin of 4.25% for base rate loans and 6.25% for LIBOR loans.

In order to secure the obligations under the ORIX second lien loan agreement and as a condition of the lenders there under agreeing to enter into the ORIX second lien loan agreement and make the term loan, Collins and its subsidiaries granted
ORIX as agent a second lien security  interest,  lien and mortgage,  as the case may be, in all of  Collins  and its  subsidiaries  present  and  future  assets, subordinate to the rights of the lenders under the GMAC CF loan agreement.

Commitments  under the ORIX second lien loan  agreement  terminates  October 31,
2011.  Collins  may  prepay  the ORIX  term  loan  subject  to the  terms of the subordination to the GMAC CF loan agreement. The ORIX term loan principal amount is payable in full on the termination date.

(C) The loan from Steel Partners consists of a $14.0 million Term Loan Agreement with Steel Partners II, L.P. (the "Steel Term Loan"). The Steel Term Loan incurs interest at a rate of 15% per annum and matures on August 31, 2011.  Interest is payable  quarterly  and may be paid in kind.  As  collateral  for the Steel Term
Loan,  BNS granted Steel a continuing  first priority  security  interest in any interest or right in any kind of property or asset, whether real,  personal,  or mixed,  owned  or  leased,  tangible  or  intangible,  and  whether  now held or hereafter  acquired  by BNS.  In  addition,  Steel  shall  also  receive a first priority pledge of all outstanding capital stock or other beneficial interest in
Holding.

(D) On May 17, 2002 Collins  entered into a Loan and  Security  Agreement,  (the
"Agreement"),  with Fleet Capital  Corporation,  a Rhode Island Corporation (the
"Bank").  The  Agreement  was amended in fiscal 2004 and provided a total credit facility of $39.0  million  consisting of a revolving  credit  facility of $30.0 million and long-term credit  facilities of $9.0 million.  The amended Agreement was to expire on May 17, 2008.  The credit  facilities  bore interest based on a combination  of Eurodollar  (LIBOR plus 1.75%) and the Bank's prime lending rate
(6.75% at October 31, 2005).  The revolving  credit facility also provided for a maximum  of $2.5  million in letters  of  credit,  of which  $1.9  million  were outstanding  at October 31, 2005.  The total amount of unused  revolving  credit available  to Collins  was $11.0  million at October 31,  2005.  On May 13, 2005
Collins  entered into an Amendment  which provided for, among other things,  two additional term loans in the original principal amount of $2.35 million and $1.0 million to finance the  acquisition  of certain real property and to finance the improvements  thereon  comprising the manufacturing  facility that was leased by
Collins in Bluffton, Ohio. The amounts outstanding under this facility were paid in full and all security was  released as part of the  refinancing  with GMAC CF discussed above.

(E) Certain of the Collins'  manufacturing  facilities were previously  financed from the proceeds of Industrial  Revenue Bonds.  Lease purchase  agreements with the  respective  cities  provide that  Collins may  purchase  the  manufacturing facilities  at any time  during  the  lease  terms  by  paying  the  outstanding principal  amount of the bonds plus a nominal  amount.  At October 31, 2005, the net book  value of  manufacturing  facilities  subject to these  lease  purchase agreements was approximately  $7.0 million.  At October 31, 2005 Collins' assets included $0.1 million in unexpended cash proceeds from Industrial  Revenue Bonds issued in 2002. These Industrial  Revenue Bonds were mostly paid out at the time of the  Transaction  on October 31, 2006.  The remaining  amount  outstanding of
$800,000  was  paid  within  one week of the  closing  of the  Transaction  with proceeds drawn from the GMAC CF facility.

The  carrying  amount  of  Collins's  long-term   obligations  does  not  differ
materially from fair value based on current market rates available to Collins.

                                      17-F

The aggregate  maturities of long-term debt for the years  subsequent to October
31, 2006 are as follows:

2007                                     $ 1,372,000
2008                                       2,288,000
2009                                       2,288,000
2010                                       2,288,000
2011                                      78,094,573
Thereafter                                         0
                                         -----------
Total                                    $86,330,573
                                         ===========

NOTE (4) COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders'  investment that, under generally accepted  accounting  principles are excluded from net income.  As of October 31, 2006 and 2005, the  accumulated comprehensive  income amounts were $0. Other comprehensive  income for the years ended October 31, 2006 and 2005 was $0 and $25,562, respectively.  These amounts are net of taxes of $0 and  $15,000,  for the years  ended  October 31, 2006 and
2005, respectively.

NOTE (5) INCOME TAXES

The provision for income taxes consists of the following:

                               2006           2005
                            Predecessor    Predecessor

Current                     $3,910,804     $  624,000
Deferred                       490,214        896,000
                            ----------     ----------
Total                       $4,401,018     $1,520,000
                            ==========     ==========

Collins  accounts for income taxes in  accordance  with the asset and  liability method.  Deferred income taxes are determined based upon the difference  between the book and tax basis of Collins's assets and  liabilities.  Deferred taxes are provided at the enacted tax rates expected to be in effect when the  differences reverse. The income tax effect of temporary differences  comprising the deferred tax  assets  are  included  in  other  current  assets  and  liabilities  on the accompanying consolidated balance sheet and result from:

                                                         2006              2005
                                                      Successor        Predecessor
Deferred tax assets:
   BNS net operating loss carry forward              $ 18,498,000      $       --
   Amortization                                           713,000              --
   Accrued warranty                                       488,000           635,000
   Self-insurance reserves                                636,000           708,000
   Inventory reserves                                     356,000           475,000
   Accrued vacation                                       223,000           220,000

                                      18-F

   Accrued severance liability                            179,000           157,000
   Deferred compensation                                   93,000            80,000
   Allowance for doubtful accounts                          9,000            57,000
   Revenue recognition                                       --              23,000
   Other                                                  125,000            42,274
                                                     ------------      ------------
                                                       21,320,000         2,397,274
Deferred tax liabilities:
   Property and equipment                              (7,024,000)       (1,831,000)
   Prepaid health insurance                              (625,000)         (569,000)
   Other                                                        0           (25,000)
                                                     ------------      ------------
                                                       (7,649,000)       (2,425,000)
                                                     ------------      ------------
Net deferred tax assets (liabilities)                $ 13,671,000      ($    27,726)
                                                     ============      ============

The  components  giving  rise  to the  net  deferred  tax  assets  (liabilities)
described  above have been  included in the  accompanying  consolidated  balance sheets as of October 31, 2006 and 2005 as follows:

                                                         2006              2005
                                                     ------------      ------------
                                                      Successor        Predecessor

Current assets                                        $ 1,484,000       $ 1,824,000
Long term assets (liabilities)                         12,187,000        (1,851,726)
                                                      -----------       -----------
Total                                                 $13,671,000       ($   27,726)
                                                      ===========       ===========

The amount of Deferred  income tax asset booked as of October 31, 2006  resulted mainly  from the fair  value  accounting  of the net  operating  tax  losses  of
Collins' ultimate parent,  BNS. These net operating tax losses were tax effected at the tax rates  expected  to be in effect  when the  differences  reverse.  No valuation allowance against deferred tax assets was provided at October 31, 2006 and 2005, as management  considers it more likely than not that the recorded tax assets will be realized.

Loss carry  forwards for tax purposes as of October 31, 2006 have the  following expiration dates:

                         Expiration
                           Dates                   Amount
                         ----------              -----------

                           2020                  $   645,285
                           2021                   12,364,698
                           2022                   35,083,506
                           2023                    2,383,838
                           2025                    1,664,295
                           2026                    1,591,097
                           2027                      673,301
                                                 -----------
                          Total                  $54,406,020
                                                 ===========

A  reconciliation  between the statutory  federal  income tax rate (34%) and the effective rate of income tax expense for each of the two years ended October 31,
2006 and 2005 follows:

                                      19-F

                                                        2006               2005
                                                    -----------        -----------
                                                    Predecessor        Predecessor

Statutory federal income tax rate                        34%                34%
Increase (decrease) in taxes
  Resulting from:
    State tax, net of federal benefit                     4                  6
    Other                                                (3)               --
                                                         --                 --

Effective tax rate                                       35%                40%
                                                         ==                 ==

NOTE (6) CAPITAL STOCK

The Capital Stock  disclosure as of October 31, 2006 is that of BNS  (Successor)
and as of  October  31,  2005 up to October  31,  2006,  immediately  before the
Business Combination is that of Collins (Predecessor)

OCTOBER 31, 2006-SUCESSOR

BNS has three types of Share Capital

Class A common shares, par value,  $0.01/share;  Authorized - 30,000,000 shares;
Issued - 3,038,962  shares.  These  amounts  include  5,000 shares of restricted stock and 8,518 shares of Treasury  stock  previously  purchased at cost.  Total shares outstanding as of October 31, 2006 are 3,030,444.

Class B common shares,  par value,  $0.01/share;  Authorized - 2,000,000 shares;
Issued - 0

Preferred shares, par value, $1.00/share; Authorized - 1,000,000; Issued - 0

Since  December  15,  2004,  BNS's  Class A Common  Stock has  traded on the OTC
Bulletin Board under the symbol "BNSIA"

OCTOBER 31, 2005 UP TO OCTOBER 31, 2006, IMMEDIATELY BEFORE THE BUSINESS
COMBINATION-PREDECESSOR

The authorized and issued share capital of the predecessor company as of October
31, 2005 was as follows

Preferred  stock,  $0.10 par value;  Authorized  - 750,000  shares;  Issued - No shares outstanding

Capital  stock,  $0.10 par value;  Authorized  - 3,000,000  shares;  Issued - No shares outstanding

Common  stock;  $.10 par  value;  Authorized  -  17,000,000  shares;  Issued and outstanding  -  6,633,013

                                      20-F

On November 2, 2005, Collins announced that the Company's Board of Directors had approved  (i) a 1-for-300  reverse  stock split of Collins'  outstanding  common stock to be followed  immediately by a 300-for-1 forward stock split of Collins'
outstanding common stock (the "Reverse/Forward Stock Split") and (ii) a standing option for  Collins to  repurchase  any shares of common  stock  proposed  to be transferred by a shareholder after the Reverse/Forward Stock Split if after such proposed  transfer the number of shareholders of record of Collins' common stock would equal or exceed 250 (the "Right of First Refusal").

Pursuant to the  Reverse/Forward  Stock Split,  shareholders  of record  holding fewer than 300 shares of Collins'  outstanding  common stock immediately  before the transaction would have such shares cancelled and converted into the right to receive  from  Collins a cash  payment of $7.70 for each such share owned before the reverse stock split.  Shareholders  of record  holding 300 or more shares of
Collins'  outstanding  common  stock  immediately  before the  transaction  will continue to hold the same number of shares of that class after completion of the transaction  and will not  receive  any cash  payment  for their  shares of that class.

The  Collins  Board of  Directors  created a special  committee  of  independent directors to review the proposed  Reverse/Forward Stock Split and Right of First
Refusal.  The special  committee  received a fairness opinion from its financial advisor,  Stifel,  Nicolaus  &  Company,  Incorporated,  that the per share cash consideration  to be paid in the proposed  Reverse/Forward  Stock Split is fair, from a financial  point of view,  to the  Company's  shareholders  that would be cashed out as a result of the Reverse/Forward Stock Split.

A  Special   Shareholders   Meeting  was  held  on  January  19,  2006  and  the
Reverse/Forward  Split and granting Collins the Right of First Refusal proposals were  approved  by a majority of the  shareholders.  On January  19,  2006,  the
Certificates  of Amendment  to Collins'  Articles of  Incorporation  as amended, effecting  the  Reverse/Forward  Stock  Split  were  accepted  for filing by the
Secretary  of State  of  Missouri.  As a  result,  Collins  had  fewer  than 300 shareholders  of record  which  enabled  Collins to  voluntarily  terminate  the registration  of its common stock under the Securities  Exchange Act of 1934, as amended.

On January 19, 2006,  Collins filed a Form 15 with the  Securities  and Exchange
Commission to terminate registration of its common stock.

PREFERRED  STOCK - On March 28, 1995,  Collins's  Board of  Directors  adopted a stockholders  rights plan  (Plan) and  declared a dividend  distribution  of one right  (Right) for each  outstanding  share of common stock to  stockholders  of record on April 20,  1995.  Under the terms of the Plan each Right  entitled the holder  to  purchase  one  one-hundredth  of a share of  Series A  Participating
Preferred  Stock (Unit) at an exercise  price of $7.44 per Unit. The Rights were exercisable  for a specified  number of days following (i) the  acquisition by a person or group of persons of 20% or more of Collins's  common stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of Collins's common stock or (iii) when a majority of Collins's  unaffiliated  directors  (as defined)  declares that a person is deemed to be an adverse  person (as defined)
upon  determination  that such adverse person has become the beneficial owner of at least 10% of Collins's  common  stock.  Collins had  authorized  and reserved
750,000  shares of  preferred  stock,  $.10 par  value,  for  issuance  upon the exercise of the Rights. Collins may redeem the Rights in whole, but not in part, at a price of $.01 per  Right in  accordance  with the  provisions  of the Plan.
These Rights expired on April 1, 2005.

STOCK-BASED  COMPENSATION PLANS -In March 2006, January 2005, and February 2004,
the Company granted  restricted  stock awards covering 5,000,  5,000,  and 7,000 shares of common stock, respectively,  to directors of the Company as a means of retaining  and paying  directors'  retainer  fees,  thereby  rewarding  them for long-term  performance  and to increase their  ownership in the Company.  Shares

                                      21-F

awarded  under the plan  entitle the  shareowners  to all rights of common stock ownership except the shares may not be sold, transferred,  pledged, assigned, or otherwise  encumbered or disposed of during the restriction  period.  The shares granted in February 2004 vested on April 30, 2005, except for 4,000 shares which were  forfeited.  The shares granted in January 2005 vested on January 24, 2006.
The shares  granted in March 2006 will vest on March 14, 2007,  except for 1,000 shares which were  forfeited.  The shares were recorded at the fair market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the vesting period.  During 2004, a total of 14,000 shares were forfeited and cancelled when 4 directors resigned after the June 11,
2004 Annual Meeting.  During 2006, a total of 1,000 shares were forfeited when 1 director resigned on October 31, 2006.

Collins has two  shareholder-approved  stock  plans,  the 1995 Stock Option Plan
(the  "1995  Option  Plan")  and the 1997  Omnibus  Incentive  Plan  (the  "1997
Restricted Stock Plan").

In fiscal 2005,  Collins  issued  184,000  shares of common stock under the 1997
Restricted  Plan in the form of  restricted  stock awards which would have fully vested in fiscal 2009. Upon issuance of restricted stock, unearned compensation, equivalent  to the excess of the market  price of the  shares  awarded  over the price  paid by the  recipient  at the date of grant,  is  charged  to equity and amortized against income over the related vesting period.

Under both plans, the exercise price of all options and restricted stock granted through  October 31, 2005 equaled the stock's  market price on the date of grant and  fully  vested  six  months  after the date of grant.  The  113,300  options outstanding at October 31, 2005 had a weighted  average  contractual life of two years and exercise  prices ranged from $3.97 to $5.13 per share.  On October 31,
2006 all Collins  outstanding  options  totaling 113,300 became fully vested and were exercised.  All outstanding  restricted shares were paid in full as part of the Business Combination

A summary of outstanding  options under Collins's two stock plans at October 31,
2006 and 2005 are presented in the following table:

                                            2006         2006         2005        2005
                                        Predecessor  Predecessor  Predecessor  Predecessor
                                                         Per                       Per
                                           Shares      Share(a)      Shares      Share(a)
                                         ---------     --------    ---------     --------

Outstanding at the beginning of year      113,300      $   4.24     816,600      $   4.33

Exercised                                (113,300)         4.24    (646,195)         4.37

Forfeited                                       0          0        (57,105)         4.10
                                          -------      --------     -------      --------

Outstanding at end of year                      0      $   0.00     113,300      $   4.24
                                          =======      ========     =======      ========

Exercisable at end of year                      0      $   0.00     113,300      $   4.24
                                          =======      ========     =======      ========

     (a) Weighted average exercise price per share.

                                                       22-F

NOTE (7) TAX DEFERRED SAVINGS PLAN AND TRUST

In 1985,  Collins made  available to all eligible  employees the  opportunity to participate in Collins's Tax Deferred Savings Plan and Trust. Collins provides a
50% matching  contribution in the form of cash or  unregistered  common stock of
Collins on the eligible  amount invested by participants in the plan to purchase common  stock of Collins.  Collins's  contribution  to this plan was $192,196 in
2006  and  $206,045  in  2005.  This  plan,   immediately  before  the  Business
Combination  at October 31, 2006 held  350,684  shares of Collins'  common stock which were paid out at the price of  $12.50/share.  The plan held 446,320 shares of Collins's common stock at October 31, 2005.

NOTE (8) MINORITY INTEREST

As described in Note 1, a Business  Combination occurred on October 31, 2006. As a result, Collins is now owned 100% by Holdings,  which, in turn is owned 80% by the Company.  The consolidated  balance sheet represented in these  consolidated financial  statements  is the  consolidated  balance  sheet of BNS. As a result, minority  interest  was set up for the 20% of the $33.0  million  investment  in
Holdings  and Collins  that the Company  does not own. AIP paid $2.8 million for their  interest in Holdings and BNS paid $29.7  million for their 80%  interest.
Management contributed their $0.5 million investment in late January 2007.

NOTE (9) COMMITMENTS AND CONTINGENCIES

(a) LETTERS OF CREDIT - The Company has approximately $2.4 million in letters of credit outstanding as of October 31, 2006.

(b)  REPURCHASE  AGREEMENTS  - It is  customary  practice  for  companies in the specialty  vehicle  industry to enter into repurchase  agreements with financing institutions  to provide  floor plan  financing  for dealers.  In the event of a dealer default, these agreements generally require the repurchase of products at the original  invoice price net of certain  adjustments.  The risk of loss under the  agreements is limited to the risk that market prices for these products may decline  between the time of delivery  to the dealer and time of  repurchase  by
Collins.  The risk is spread over numerous  dealers and Collins has not incurred significant  losses under these  agreements.  In the opinion of management,  any future losses under these  agreements will not have a material adverse effect on
Collins's  financial  position or results of  operations.  Collins's  repurchase obligation  under  these  agreements  is  limited to  vehicles  which are in new condition  and as to which the dealer  still holds title.  Collins's  contingent obligation  under such  agreements  was $4,099,875 and $2,089,127 at October 31,
2006 and 2005, respectively.

(c) OPERATING  LEASES - Collins has  operating  leases  principally  for certain manufacturing facilities,  vehicles and equipment. Operating lease expense, on a predecessor  basis,  was $466,831  and $646,780 for the years ended  October 31,
2006 and fiscal 2005,  respectively.  It is expected that in the ordinary course of business these leases will be renewed or replaced as they expire.

The following schedule details the Company's  operating lease commitments,  on a successor basis, for the years subsequent to October 31, 2006:

                          2007                 $321,369
                          2008                  244,199
                          2009                   66,455
                          2010                     --
                          2011                     --

                                      23-F

(d)  LITIGATION  - The Company is a defendant  in a variety of legal claims that arise in the normal  course of  business.  Since  1994,  the  Company's  BNS Co.
subsidiary  has been served  notice  that it has been named as a defendant  in a total of 669 known asbestos-related  toxic-tort claims (as of January 26, 2007).
In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. Additional claims were filed in subsequent years as follows: In 2002, 98 claims; in 2003, 194 claims; in 2004
178 claims;  in 2005, 76 claims and in 2006, 64 claims.  As of January 26, 2007, there were five additional claims filed.

In 2002, 42 claims were  dismissed or settled for an aggregate of  approximately
$30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment,  and one claim was  dismissed and closed.  In 2004,  eight claims were granted Summary  Judgment and were closed,  and 144 claims were  dismissed,  and seven  claims were  settled  for $500 each.  In 2005,  six claims  were  granted
Summary Judgment and were closed, 107 claims were dismissed and six were settled for $500 each. In October 2005, the Company and its insurers  settled two claims for an aggregate of $150,000.  As of December 31, 2006, an additional six claims were granted Summary  Judgment and were closed,  five claims were settled for an aggregate of $2,600 and an additional 119 claims have been dismissed. There were
196 known claims open and active as of January 26, 2007. However,  under certain circumstances,  some of the settled claims may be reopened. Also, there may be a significant  delay in receipt of  notification  by the Company of the entry of a dismissal or settlement of a claim of the filing of a new claim

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

BNS Co.  annually  receives  retroactive  billings or credits from its insurance carriers  for any  increase or decrease in claims  reserves as claims are filed, settled or  dismissed,  or as estimates of the ultimate  settlement  and defense costs for the  then-existing  claims are revised.  In addition,  the Company has recorded  a  liability  of $0.569  million  on the  consolidated  balance  sheet relating to the open and active  claims  against BNS Co. as of October 31, 2006.

                                      24-F

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

To date,  no toxic tort or asbestos  claims have been filed  against BNS,  which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance,  however, that monies received by BNS for its  wholly-owned  subsidiary  by  way  of  reimbursement  for  "public  company reporting costs" that were formerly the  responsibility of BNS Co., or by way of dividends or otherwise,  might not under some circumstances be subject to claims against BNS Co.

It has become apparent that the possibility  that additional  toxic-tort  claims will be  asserted  in the  future,  and the  impact of this  possibility  on the valuation of the Company,  has had and will  continue to have,  at least for the short term,  some adverse effects on the Company's  ability to determine  future distributions  to shareholders  or other  change-in-control  transaction  with a third party. These potential claims would also affect the ability of the Company to effect an  orderly  liquidation  proceeding,  either  through a  dissolution, formation of a liquidating  trust and  liquidation  proceedings  in the Chancery
Court  in  Delaware,  or  in a  Chapter  11  federal  bankruptcy  reorganization proceeding, both of which would involve provisions for payments to creditors and contemplated distributions to stockholders.

At October 31, 2006 Collins has  litigation  pending which arose in the ordinary course of business.  Litigation is subject to many uncertainties and the outcome of the  individual  matters is not presently  determinable.  It is  management's opinion that this  litigation  will not result in liabilities  that would have a
material  adverse  effect  on  Collins's   financial   position  or  results  of
operations.

(e) SELF-INSURANCE RESERVES - Collins has historically self-insured for workers'
compensation,  health insurance, general liability and product liability claims, subject to specific retention and reinsurance levels.

Effective July 1, 2005, Collins purchased guaranteed cost workers'  compensation insurance  for the  states  in which  it had  previously  self-insured.  Collins continues to be self-insured in certain states for workers'  compensation claims incurred prior to July 1, 2005.

(f) CHASSIS  CONTINGENT  LIABILITIES - Collins  obtains  certain vehicle chassis principally  from two  automotive  manufacturers  under  agreements  that do not transfer  the  vehicle's  certificate  of origin to  Collins  and,  accordingly,
Collins accounts for the chassis as consigned  inventory.  Chassis are typically converted and delivered to customers  within 90 days of receipt from the chassis supplier. Collins's contingent liability under such agreements was approximately
$15.2 million and $19.6 million as of October 31, 2006 and 2005, respectively.

(g) INDEMNIFICATION FOR FORMER DIRECTORS As a condition of the Merger Agreement,
Collins  purchased  $1 million run off  insurance,  expiring  October 31,  2012, indemnifying  the former  Directors  of Collins  for action  taken  prior to the
Business Combination.

(h) PAYABLE TO FORMER  SHAREHOLDER At October 31, 2006 the Business  Combination
occurred and, as a result, all of Collins's issued and outstanding  shares, with one exception  described  below,  were redeemed at the  established  fair market price of $12.50/share.  One shareholder,  the "Dissenting  Shareholder"  holding

                                      25-F

850,251  shares  objected to the Business  Combination as described in the proxy statement  sent by  Collins  to all its  shareholders  dated  October  2,  2006.
Pursuant to General  Business  and  Corporate  Law of Missouri,  the  Dissenting
Shareholder  made a demand to Collins to  receive  what they  believe to be fair market value for their shares, being $14.25/share as opposed to the $12.50/share paid to the other  shareholders.  Collins will contest this claim.  An amount of
$10,628,138  is recorded as an amount due to the  Dissenting  Shareholder on the
Company's  balance sheet. The Dissenting  Shareholder owns no shares in Collins, has no  involvement  or rights in the affairs of Collins and can not vote on any matters relating to Collins.

(i) WARRANTIES - Collins's  products generally carry explicit product warranties that extend  from  several  months to more than a year,  based on terms that are generally accepted in the marketplace.  Certain components included in Collins's end products (such as chassis, engines, axles,  transmissions,  tires, etc.) may include  warranties from original  equipment  manufacturers  ("OEM").  These OEM warranties are generally passed on to the end customer of Collins's products and
the  customer   generally   deals   directly  with  the   applicable   component
manufacturer.  Collins  records  provisions  for  estimated  warranty  and other related costs at the time of sale based on historical  warranty loss  experience and periodically adjusts these provisions to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by  negotiation,  arbitration or litigation.  Infrequently,  a material warranty  issue may  arise  which is beyond  the scope of  Collins's  historical experience.  Collins  provides for any such warranty issues as they become known and  estimable.  It is  reasonably  possible  that from time to time  additional warranty and other  related  claims could arise from  disputes or other  matters beyond  the  scope of  Collins's  historical  experience.  The  following  table provides  the  changes  for  fiscal  years  2006 and 2005 in  Collins's  product warranties:

                                                        2006           2005
                                                    ------------    ------------
                                                    Predecessor     Predecessor

Accrued warranties at the beginning of the year     $ 1,644,177     $ 1,183,974

Provisions for warranty charged against income        1,555,546       2,272,574

Payments and adjustments of warranties               (1,978,759)     (1,812,371)
                                                    -----------     -----------

Accrued warranties at the end of the year           $ 1,220,964     $ 1,644,177
                                                    ===========     ===========

(j)  ENVIRONMENTAL  REMEDIATION  RESERVE - BNS Co has been notified by the Rhode
Island Department of Environmental  Management  (RIDEM) that it is a potentially responsible  party (PRP) with respect to the Cranston  Sanitary Landfill site in
Cranston,  Rhode Island,  a disposal site  previously used by the Company in its previous manufacturing  businesses.  The Company and 21 other PRPs have funded a
site  remediation   investigation  and  feasibility  study  that  has  now  been completed. The results of that study have been forwarded to the RIDEM. The study indicates a range of viable  remedial  approaches,  but  agreement  on the final remediation approach has not yet been reached with the RIDEM. However, the study indicated  that  the net  present  value  of the  most  likely  total  estimated
remediation  costs  for  the  site  are  $6.591  million.   The  PRP  group  has
preliminarily  agreed to an  allocation  that sets BNS Co's share of the cost of remediation for the site at 1.498 percent. If certain of the PRPs are ultimately not able to fund their  allocated  shares or if additional  PRP's are identified and join the group, BNS Co's participation share could change.

                                      26-F

BNS Co has accrued  $100,000 as its best estimate of its obligation with respect to the site.  This  amount is  included in Accrued  expenses  and other  current liabilities on the Company's  consolidated balance sheet at October 31, 2006. It is reasonably  possible that BNS Co's recorded  estimate of its  obligation  may change in the future.

NOTE (10) SEGMENTED INFORMATION

Collins  is a  manufacturer  of  specialty  vehicles  and has  three  reportable segments: AMBULANCES, BUSES AND TERMINAL TRUCKS/ROAD CONSTRUCTION EQUIPMENT. The
ambulance  segment  produces  modular  and  van  type  ambulances  for  sale  to hospitals, ambulance services, fire departments and other governmental agencies.
The bus  segment  produces  small  school  buses and  shuttle  buses for sale to schools,  hotel shuttle services,  airports,  not-for-profit  agencies and other governmental agencies.  The terminal trucks/road  construction equipment segment
produces   off-road   trucks  designed  to  move  trailers  and  containers  for warehouses,  truck terminals,  rail yards, rail terminals and shipping ports and produces a line of road construction equipment.  Each of Collins' product groups is  responsible  for its own  marketing  activities  and  maintains  independent relationships  with dealers and  distributors.  The  accounting  policies of the three  segments are the same as those  described  in the summary of  significant accounting policies in Note 1 to the consolidated financial statements.

Collins evaluates performance based on income from operations

Collins  accounts  for  inter-segment  sales  and  transfers  as if the sales or transfers  were to third  parties,  with all  inter-company  sales  and  profits eliminated in consolidation.

Collins'  reportable  segments are strategic business units that offer different products  and  services.  They are  managed  separately  because  each  business requires different  technology,  is responsible for its own marketing activities
and  maintains  its  own   independent   relationships   with  its  dealers  and
distribution network.

                                      27-F

The following table contains segment information for the years ended October 31,
2006 and 2005

                                                                       Terminal
                                                                    Trucks and Road
                                                                      Construction
                                         Ambulances      Buses         Equipment       Corporate    Consolidated
                                        -----------    -----------   --------------    ----------   ------------
                                        Predecessor    Predecessor    Predecessor      Predecessor  Predecessor

Revenue from external customers
                      2006              $111,694,588  $ 91,980,219    $106,191,981    $      --     $309,866,788
                      2005               103,444,713    77,469,093      88,534,782           --      269,448,588

Inter segment revenues
                      2006                    15,280     1,185,214           5,538           --        1,206,032
                      2005                   220,583       380,333          19,881           --          620,797

Gross profit
                      2006                13,723,473    10,580,373      13,734,860        740,259     38,778,965
                      2005                10,196,225     6,032,709      10,373,681        607,349     27,209,964

Selling, general, administrative and
research and development expenses (*)
                      2006                 8,232,673     2,980,275       3,714,554      8,919,047     23,846,549
                      2005                 8,681,942     2,982,590       3,220,504      6,637,893     21,522,929

Income from operations
                      2006                 5,490,800     7,600,098      10,020,306     (8,178,788)    14,932,416
                      2005                 1,514,283     3,050,119       7,153,177     (6,030,544)     5,687,035

Assets
                      2006                40,476,667    17,916,626      31,742,544     60,685,812    150,821,649
                      2005                32,006,492    18,069,461      24,539,682     10,432,678     85,048,313

(*)  Included  in  Selling,  general  and  administrative  expenses  are certain unusual/non  recurring charges. In fiscal 2005 an amount of $2.1 million relates to expenses incurred relating to the restatement of Collins financial statements for the year ended  October 31,  2004.  In fiscal 2006 an amount of $4.6 million relates to expenses incurred  relating to the Business  Combination as described in Note 1 to these consolidated financial statements.

All assets are held by  companies  operating in the United  States.  Goodwill is currently  assigned to Corporate  assets under Segment  reporting.  SFAS No. 141 recognizes that the completion of the allocation  process sometimes  requires an extended period of time. As the Business Combination occurred on the last day of the fiscal  year,  it will take the Company a period of time,  not to exceed one year,  subsequent  to year  end to  complete  its  review  of  allocations.  The allocations made in these consolidated  financial  statements are prepared using preliminary  estimates and may change once the final allocation  review has been completed.

During the years ended  October 31, 2006 and 2005 sales to any one customer were not in excess of 10% of consolidated sales.

NOTE (11) QUARTERLY FINANCIAL INFORMATION

The following table contains  quarterly  information for the years ended October
31, 2006 and 2005

                                      28-F

                     Quarter 1      Quarter 2      Quarter 3     Quarter 4        Annual
                    Predecessor    Predecessor    Predecessor   Predecessor     Predecessor
                    ------------   ------------   ------------  ------------    -----------
Sales
          2006      $ 64,407,707   $ 75,884,796   $ 89,239,765  $ 80,334,520    $309,866,788

          2005        51,547,857     61,293,943     80,617,600    75,989,188     269,448,588

Gross profit

          2006         7,515,284      9,654,869     11,667,313     9,941,499      38,778,965

          2005         3,829,700      6,701,790      8,557,781     8,120,693      27,209,964

Net income (loss) before tax

          2006         1,602,493      2,507,267      3,491,719       542,036       8,143,515

          2005          (702,563)       (73,991)     1,649,275     1,367,846       2,240,567

NOTE (12) OTHER

On May 13, 2005,  Collins's  Mid Bus  subsidiary  completed  the purchase of its
Bluffton,  Ohio manufacturing  facility for a purchase price of $2 million. This property was leased prior to being  purchased with financing  through  Collins's senior bank. In addition to the purchase price, Collins agreed to purchase up to
$1 million of parts or products  over the next five years from an  affiliate  of the  seller.  As of October  31,  2006  approximately  $0.8  million of parts or products have been purchased under this agreement. Certain penalties are imposed on Collins if it is unable or unwilling to meet this purchase commitment.

On March  21,  2005,  Collins  reported  that the  Executive  Vice  President  -
Operations,  Terry L. Clark, and Chief Financial Officer,  Larry Sayre,  retired effective March 18, 2005. April 1, 2005, Randall Swift became Vice President and
Chief Operating Officer of Collins. On May 23, 2005, Cletus Glasener became Vice
President and Chief  Financial  Officer of Collins.  A charge to income totaling approximately  $1.1  million was  recorded in the second  quarter of fiscal year
2005.  This amount  represents  the  estimated  severance  obligation of the two executives who retired.  An amount of $0.2 million  remains unpaid as of October
31, 2006 and is included in Accrued expenses and other current liabilities

On October 31, 2006,  immediately prior to the date of the Business Combination, four executives retired and were entitled to receive severance  payments.  Total severance charge relating to these four executives,  Don L. Collins, Chairman of the Board,  Donald Lynn Collins,  President and Chief Executive Officer,  Cletus
Glasener, Vice President Finance and Chief Financial Officer, and Rod Nash, Vice
President of  Engineering,  was  approximately  $2.0 million.  An amount of $0.3 million  remains  unpaid as of  October  31,  2006 and is  included  in  Accrued expenses and other current liabilities

NOTE (13) RELATED PARTY TRANSACTIONS

AIP entered into a management  service agreement to provide general  management, financial and other corporate advisory services to Collins and its subsidiaries.
These  management  services  shall be  performed by the  officers,  employees or agents of AIP as it may determine in its discretion  from time to time.  Collins

                                      29-F

shall pay to AIP an annual  advisory  fee of $1 million,  payable  quarterly  in arrears,  to be reduced to $500,000 per annum  commencing with the quarter which begins  November 1, 2010 and the  management  service  agreement  terminates  on
January 31, 2011. Collins shall promptly, when requested,  reimburse AIP for all reasonable  out-of-pocket  expenses  incurred in the  ordinary  course by AIP in connection with AIP's  obligations  hereunder.  Notwithstanding  anything to the contrary  contained herein,  Collins shall accrue but not pay the Management Fee if (i) any such payment would violate,  breach or otherwise constitute a default
(or any event  which  might  with the  lapse of time or the  giving of notice or both, constitute a default) under any of the financing agreements of Collins, or
(ii) AIP instructs  Collins not to pay all or any portion of the  Management Fee during any fiscal year.

On closing the Business  Combination  described in Note 1 above,  AIP received a
$1.0  million  deal fee and  reimbursement  of its out of pocket  due  diligence expenses totaling $137,755.

Steel received a $1 million  bridging deal fee as it  backstopped  the financing for the Business Combination  described in Note 1 above as well as reimbursement of its out of pocket expenses totaling $51,727.

NOTE (14) SUBSEQUENT EVENTS

On January 7, 2007 Collins' Board of Directors approved a resolution authorizing
Collins to close its Wheeled Coach satellite plant located in Hutchinson, Kansas and to move the  production  to the main  Wheeled  Coach plant in  Florida,  The closure is expected to take three months to complete  after which the  remaining land and building at South  Hutchinson will be sold. The estimated book value of land and building to sold is approximately $1 million.

On January 16, 2007 Collins' Board of Directors  approved a resolution to sell a property in Mansfield,  Texas which became vacant. Expected net proceeds will be approximately  $0.6 million and is expected to be realized in the quarter  ended
April 30, 2007.

On January 15, 2007 the Company received 96,082 British Pounds which represented the  release of  restricted  funds  relating to the sale of the  Company's  U.K.
subsidiary,  which was sold in 2004.  These restricted funds were held in escrow pending  settlement of certain  potential  contingent  tax issues related to the sale. With the lapse of the potential  contingent issues as of December 31, 2006 the funds were released from escrow and returned to the Company.  On January 17,
2007 the Company converted the funds to $188,225.

                                      30-F