Form 10KSB/A
period 2006-10-31
BNS HOLDING, INC.
filed 2007-02-28
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

(Mark One)

|_|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
1934

                  For the fiscal year ended ___________________

|X|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from November 1, 2005 to October 31, 2006

                         Commission file number: 1-5881

                                BNS HOLDING, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                 201953457
-------------------------------------------  -----------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                        No.)

     25 Enterprise Center, Suite 104,
         Middletown, Rhode Island                           02842
-------------------------------------------  -----------------------------------
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (401) 848-6300

Securities registered under Section 12(b) of the Exchange Act:

             Title of each class                 Name of each exchange on which
                                                            registered

Class A Common Stock, par value $.01 per share           Boston Stock Exchange
----------------------------------------------  --------------------------------

     Preferred Stock Purchase Rights                Boston Stock Exchange
----------------------------------------------  --------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None
---------------------------------------------------------------------------------
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
$309,866,788

      The  aggregate  market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of February 27, 2007, was $19,752,894.72.

      As of February 27, 2007, there were 3,030,444 shares of the issuer's Class
A common stock outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                               EXPLANATORY NOTE

BNS Holding, Inc. ("our," "us," "we" or the "Company" ) is filing this Amendment
No. 1 on Form  10-KSB/A to our Annual  Report on Form 10-KSB,  originally  filed with the Securities and Exchange  Commission on January 29, 2007, solely for the purpose of including the information required to be disclosed in Items 9 through
14 thereof.

In addition,  we have filed the following exhibits herewith:

31.3   Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32     Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

Except as specifically  indicated herein,  no other information  included in the
Annual  Report  on Form  10-KSB  is  amended  by this  Amendment  No.  1 on Form
10-KSB/A.

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The table below sets forth the names  and  ages of each  director  of the  Company,  each  of  their  principal occupations  at  present  and for the past  five (5)  years  and  certain  other information about each of the nominees:

             Year
Director     Became
Name         Director   Professional Background
----         --------   -----------------------

J. ROBERT    1996       Since 1996,  Mr. Held has served as a consultant  to the
HELD (68)               computer industry.  From 1988 to 1995, he was President,
                        Chief  Executive  Officer  and  a  Director  of  Chipcom
                        Corporation, a computer communications company. Mr. Held
                        is currently a Director of Art Technology Group (Nasdaq:
                        ARTG), a customer  relationship  management company, and
                        Azimuth Inc., a start-up in the wireless  market.  Until
                        2004,  Mr.  Held  served as a director  of  e-studio,  a
                        webcasting business, and ESI, a software company.

JAMES        2004       Mr. Henderson began his career at Unisys Corporation, an
HENDERSON               e-business  solutions  provider  in  1979  where  he was
(49)                    employed  as an  executive  over the  course of  sixteen
                        years. Mr. Henderson left Unisys  Corporation in 1996 to
                        join  Aydin  Corporation.  From 1996 to July  1999,  Mr.
                        Henderson was employed in various  positions  with Aydin
                        Corporation which included tenure as President and Chief
                        Operating  Officer from  October 1998 to June 1999.  Mr.
                        Henderson  joined  Steel  Partners  in  August  1999 and
                        serves as Executive  Vice  President of Steel  Partners,
                        Ltd.  From January 2001 to August  2001,  Mr.  Henderson
                        served as President of MDM Technologies,  Inc., a direct
                        mail and marketing  company.  Mr.  Henderson served as a
                        director of ECC International  Corp., a manufacturer and
                        marketer of computer controlled  simulators for training
                        personnel to perform maintenance and operator procedures
                        on military weapons,  from December 1999 until September
                        2003 and as acting  Chief  Executive  Officer  from July
                        2002 until March 2003. Mr. Henderson has been serving as
                        President and Chief  Operating  Officer of  WebFinancial
                        Corporation,  a commercial  and consumer  lender,  since
                        November 2003 and as CEO and a Director since June 2005.
                        He has served as a director of WebBank, an FDIC Insured,
                        State of Utah Industrial Loan  Corporation,  since March
                        2000,  Acting  Chief  Executive  Officer of WebBank from
                        November  2004  until  May  2005 and as  Chairman  since
                        November  2004.  He has  also  served  as  President  of
                        Gateway   Industries,   Inc.,  a  provider  of  database
                        development and website design and development services,
                        since  December  2001.  Mr.  Henderson  has  served as a
                        director of SL  Industries,  Inc.,  a  manufacturer  and
                        marketer of Power and Data Quality systems and equipment
                        for   industrial,   medical,   aerospace   and  consumer
                        applications,  since  January  2002.  Mr.  Henderson has
                        served as a director of Del Global Technologies Corp., a
                        manufacturer  and marketer of medical imaging  equipment
                        and power conversion subsystems, since November 2003 and
                        as Chairman since May 2005. Mr.  Henderson has served as
                        a director of Angelica Corporation,  an outsourced linen
                        management services provider to the healthcare industry,
                        since  September  2006.  Mr.  Henderson  has served as a
                        director  of  Collins  I  Holding   Corp.   and  Collins
                        Industries, Inc. since November 1, 2006.

JACK         2004       Mr. Howard co-founded Steel Partners II, L.P. in October
HOWARD (45)             1993, where he currently holds representative positions.
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

KENNETH   N. 2000       Mr.  Kermes has served as our  Chairman  of the Board of
KERMES (71)             Directors since May 2001. From January 2004 to September
                        2004, he served as Director of Major Gifts,  Advancement
                        Department of the University of Rhode Island. From April
                        2002 to January 2004, he was Vice  President of Planning
                        and Service Development, South County Hospital. From May
                        2001 to  April  2002,  and from  1999 to 2000,  he was a
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
                        Administrative  Officer  for  the  University  of  Rhode
                        Island.  From 1998 to date,  he has served as a Director
                        of AT Wall, a metal stamping company. From 1996 to date,
                        he  has  served  as  a   Director   of   Bradford   Soap
                        International,  a soap manufacturing  company,  and from
                        2005  to  date  he  has  served  as a  director  of  ION
                        Signature  Technology,   Inc.,  a  software  development
                        company for scientific analytical equipment.  Mr. Kermes
                        has served as a director of Collins I Holding Corp.  and
                        Collins Industries, Inc. since November 1, 2006.

GENERAL INFORMATION RELATING TO THE BOARD OF DIRECTORS:

ORGANIZATION AND MEETINGS

      The Board of Directors,  which is comprised  exclusively  of  non-employee directors,  presently maintains standing committees on audit ("Audit Committee")
and corporate  governance,  compensation and nominating committee  ("Nominating,
Compensation and Corporate Governance  Committee").  The Board of Directors held four regular  meetings and three  special  meetings in fiscal year ended October
31, 2006.  Each of the  directors  participated  in 75% or more of the aggregate number of meetings of the Board of Directors  and of the  committees on which he is a member. The Board of Directors does not have a policy requiring  attendance by the  directors  at our Annual  Meetings.  One  director  attended  our annual meeting of shareholders for fiscal year 2006.

AUDIT COMMITTEE

      The Audit Committee is composed of Messrs. Kermes (Chairman) and Held. The
Audit  Committee  met four times in fiscal  year ended  October  31,  2006.  The current members of the Audit Committee satisfy the independence requirements and other  established  criteria by the Boston Stock Exchange and the Securities and
Exchange  Commission.  The Board of Directors has  determined  that Mr.  Kermes,
Chairman of the Audit Committee,  is an "audit committee  financial expert." The
Audit Committee recommends, for approval by the stockholders, the appointment of a firm of  independent  certified  public  accountants  to audit  our  financial statements.  The Audit  Committee  approves  all audit  and  non-audit  services provided by our  independent  auditor.  The Audit  Committee also meets with the independent  accountants and our chief financial officer to review the scope and results of the audit,  the scope of audit and non-audit  services,  the range of
audit  and  non-audit  fees,  any  proposed  changes  in  accounting   policies,
practices, or procedures, including those relating to our internal controls, and our financial  statements to be included in our Annual Report on Form 10-KSB and other  related  matters.  A copy of the  Charter  for the  Audit  Committee  was previously filed with our Proxy Statement relating to our 2006 Annual Meeting of
Stockholders.

NOMINATING, COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE

      The  Nominating,   Compensation  and  Corporate  Governance  Committee  is
composed of Messrs.  Held  (Chairman)  and  Howard.  Each of the members of this committee,  other than Mr. Howard, is an "independent  director" under the rules of the  Boston  Stock  Exchange.  Pursuant  to the  rules  of the  Boston  Stock
Exchange,  the Board of Directors has  determined  that,  based on Mr.  Howard's current and past professional experience,  including serving as a vice president and director of a public company and as a director of several private companies, his membership on this committee is in our and our shareholders' best interests.

      The Nominating,  Compensation and Corporate  Governance  Committee met one
time in fiscal year ended  October 31,  2006.  The  purposes of the  Nominating,
Compensation and Corporate  Governance Committee are (i) to identify individuals qualified to become members of the Board,  (ii) to select,  or to recommend that the  Board  select,  the  director  nominees  for the  next  annual  meeting  of stockholders,  (iii) to develop and recommend to the Board of Directors a set of corporate  governance  principles  applicable  to us, and (iv) to discharge  the
Board  of  Director's  responsibilities  relating  to  the  compensation  of our executives and prepare an annual report on executive  compensation for inclusion in our annual proxy statement in accordance with the proxy rules.  The committee also performs a periodic review of salaries and  compensation/benefit  plans for our executive  officers and other key management  personnel and  administers our
1999  Equity  Incentive  Plan.  A  copy  of  the  charter  for  the  Nominating,
Compensation and Corporate  Governance  Committee was attached as Annex C to our
May 2004 Proxy Statement. The Nominating,  Compensation and Corporate Governance
Committee may utilize a variety of methods for  identifying  potential  nominees for  directors,  including  considering  potential  candidates who come to their attention  through current  officers,  directors,  professional  search firms or other persons.  Once a potential  nominee has been  identified,  the Nominating,
Compensation and Corporate  Governance  Committee  evaluates whether the nominee has the appropriate skills and characteristics  required to become a director in light of the then current  make-up of the Board of  Directors.  This  assessment includes an  evaluation  of whether:  (a) the  nominee is an  individual  of the highest  personal and  professional  integrity;  (b) the nominee has substantial experience  which is of particular  relevance to us; (c) whether the nominee has sufficient time available to devote to our affairs;  and (d) the nominee will be effective,  in conjunction with the other directors, in collectively serving the interests of the stockholders.

      Each Director was originally  recommended to the Board of Directors by the
Nominating,  Compensation and Corporate Governance Committee.  In addition, each of the Directors  was  identified in  accordance  with the  requirements  of the
Confirmatory  Agreement  between us and Steel  Partners  II, L.P.  See Item 12 -
Certain Relationships and Related Transactions below.

DIRECTOR COMPENSATION

      On January 22, 2007, Collins I Holding Corp.  ("Holding")  granted options to purchase  3,000  shares to  management  personnel  of Collins  under  a-newly adopted  stock option plan,  which as previously  contemplated  provides for the issuance of up to 3,300 shares of Holding.

On March 13, 2006, as payment of the Director Retainer Fee for the year 2006, an award of 1,000 restricted  shares of Common Stock,  plus $15,000 in cash to each of the directors  then in office on January 1, 2006.  The  restrictions  on such shares will expire on March 13,  2007. A bonus of $30,000 was awarded to Kenneth
Kermes  , our  Chairman  of the  Board,  and was  paid on  March  22,  2006.  No additional  retainer is paid to directors who are  chairpersons  of a committee.
For attendance at meetings,  each director receives a fee of $750 for each Board meeting  attended and $500 for each Committee  meeting attended as well as a fee of $375 for each teleconference  Board meeting, and $250 for each teleconference
Committee meeting, which lasts more than one-half hour in duration.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of Forms 3, 4 and 5 furnished to us since October 31, 2005, we believe that all officers and  directors  required to file Forms 3, 4 and 5 have filed on a timely basis with respect to  transactions  reportable for the fiscal year ended October 31, 2006.

ITEM 10 - EXECUTIVE COMPENSATION

      The  following  table sets forth the  annual  and  long-term  compensation during each of the last three fiscal  years of Michael  Warren,  our  President,
Chief Executive Officer and Chief Financial  Officer.  Michael Warren became BNS
Co.'s President and Chief Executive Officer on January 24, 2003. Each of Messrs.
Swift and Tyler are executive officers of Collins. Any compensation  reported in one year is not reported as compensation  for a subsequent year. It must also be noted that  commencing  in 2006, we changed our fiscal year end from December 31 to October 31.  Therefore,  the compensation  shown for fiscal year 2006 is from
January 1, 2006 through October 31, 2006.

                                                                         LONG-TERM
                                  ANNUAL COMPENSATION                   COMPENSATION
                                                                        ------------
Name and
Principal                                             Other Annual     Restricted Stock
Position            Year    Salary ($)  Bonus ($)   Compensation ($)    Awards ($) (3)
--------            ----    ----------  ---------   ----------------    --------------

Michael Warren      2006      133,850     50,000
President, CEO,     2005      188,330       --
and CFO(1)          2004      164,313    147,675

Randall Swift       2006      281,580    140,000             --                   --
Vice President      2005      237,083     70,000           30,385(2)       133,500(4)
and Chief           2004      170,000     55,000             --             75,750(4)
Operating Officer

Kent E. Tyler       2006      176,580     60,000             --               --
Vice President      2005      170,000     30,000             --             49,000(5)
of Sales and        2004      157,500     25,000           38,550(2)        75,750
Marketing

--------------------

(1)     Mr. Warren acts as a consultant  to us pursuant to an agreement  between
        Michael  Warren  Associates,  Inc.  and us.  His salary  represents  his consulting fees for 2004, 2005 and 2006. His bonus represents  incentive compensation  payments  made  as a  result  of  the  sale  of  the  U.K.
        subsidiary  in 2004 and as a result of  significant  work  relating to a potential acquisition in 2005.

(2)     Relates to company paid relocation  expenses  associated with relocation to Corporate Executive Offices in Southlake, Texas.

(3)     Under the terms of the  Restricted  Stock  Award  Agreements  granted in
        2003, 2004 and 2005, the Restricted Stock vests four (4) years after the date of the initial award. Dividends are paid on Restricted Stock at the same rate as paid on all other outstanding shares of our Common Stock.

(4)     Aggregate  value at October  31, 2005  amounted to $368,500  based on an aggregate total of 55,000 restricted shares

(5)     Aggregate  value at October  31, 2005  amounted to $268,000  based on an aggregate total of 40,000 restricted shares.

      OPTION GRANTS IN LAST FISCAL YEAR

      No  options  or  stock  appreciation  rights  were  awarded  to the  named executive officer in fiscal year ended October 31, 2006.

      AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

      There were no options  exercised  by the named  executive  officer  during fiscal year ended  October 31, 2006 and there are no  outstanding  options being held by the named executive officer.

      EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS

      At fiscal  year ended  October 31,  2006,  we had no  retirement  plans or
arrangements  calling  for  payments  under  employment  agreements,   severance
agreements or  change-in-control  payments other than our agreement with Michael
Warren Associates, Inc.

      From December 1 to December 20, 2002, Michael Warren, and his firm Michael
Warren Associates,  Inc., was engaged as a management  consultant to us pursuant to the terms of his  November  20,  2002  engagement  letter  (the "2002  Warren
Agreement").  Mr.  Warren  became Vice  President  and Chief  Financial  Officer effective  December 20, 2002 and, in addition,  was elected  President and Chief
Executive  Officer  effective January 24, 2003. Under the 2002 Warren Agreement,
Mr. Warren provided general management consulting services, served as President,
CEO and CFO and  performed  such other  duties as were from time to time  agreed upon.

      Mr. Warren's  compensation  during 2004 was based on the terms of his 2002
Warren Agreement, which was amended on January 24, 2003, April 8, 2003, November
3, 2003 and February 23, 2004.  The term of the 2002 Warren  Agreement  ended on
December 31, 2004. Under that agreement,  Mr. Warren's compensation was based on a rate of $180 per hour.  Pursuant  to the terms of the  Agreement,  Mr.  Warren received a $404,000  incentive  payment in connection with the sale of our Rhode
Island Property on August 26, 2003; a $147,675  incentive  payment in connection with the sale of the U.K.  Subsidiary,  which  closed  on June 16,  2004;  and a
$50,000 incentive payment in connection with a proposed acquisition in 2005.

      Mr.  Warren's  compensation  during  2006 was  based on the terms of a new consulting agreement with Michael Warren Associates, Inc. dated as of January 1,
2006 (the "2006  Warren  Agreement"),  which  replaced  the expired  2005 Warren
Agreement.  Under  the  2006  Warren  Agreement,  Mr.  Warren  provides  general management  consulting services,  serves as President,  CEO and CFO and performs such  other  duties as may from time to time be agreed  upon.  The term is for a period of one year or until notice of termination is given by either party.  The
2006 Warren  Agreement is terminable by us immediately  for "cause",  as defined therein,  or upon thirty days prior notice by either party. Under the agreement,
Mr.  Warren's  compensation  is based on a rate of $200 per hour. Also under the agreement,  Mr. Warren is entitled to additional  incentive  compensation in the form of a cash  bonus  in an  amount  equal to no more  than  40% of his  firm's billings during the term of the agreement or restricted stock, at the discretion of our Board of Directors.

COLLINS STOCK OPTION GRANTS AND EXERCISES
      Information  relating to stock  option  grants and  exercises by executive officers  of Collins  are not being  provided  since all stock  option  plans of
Collins were  terminated  immediately  after the closing of the  Merger(1).  All outstanding  stock  options  of Collins  were  vested  immediately  prior to the effective  time of the Merger.  Holders of stock options of Collins,  whether or

--------------------
(1) On September 26, 2006,  Steel entered into a Merger  Agreement  (the "Merger
Agreement"),   with  CS   Acquisition   Corp.,  a  Missouri   corporation   ("CS
Acquisition")  and a  wholly-owned  subsidiary  of Steel  Partners  II, L.P. and
Warren Lichtenstein, each a beneficial holder of over 5% of the Company's shares of Class A common stock, $.01 par value ("Common Stock"), and Collins Industries
Inc. ("Collins").  The Merger Agreement provided that CS Acquisition would merge with and into Collins (the  "Merger")  and Collins  would become a subsidiary of
Steel and the shareholders of Collins would receive $12.50 per share in cash.

not  exercisable,   were  entitled  to  receive  a  cash  payment  from  Collins immediately  prior to the effective  time of the Merger equal to the excess,  if any, of $12.50 over the exercise  price of such stock option,  multiplied by the number of shares subject to such stock option,  without  interest and subject to any applicable withholding taxes.

      Upon   shareholder   approval  of  the  Merger,   the   restricted   stock
automatically  became  unrestricted  and, along with the other shares of Collins common stock,  was converted into the right to receive  $12.50 in cash,  without interest  and  subject  to any  applicable  withholding  tax,  for each share of restricted stock.

      EMPLOYEE AGREEMENTS WITH EXECUTIVE OFFICERS OF COLLINS Collins had entered into an  employment  agreement  with Cletus C.  Glasener  providing  among other things,  for payments equal to Mr. Glasener's current annual base salary payable of $251,578, plus target bonus (i) upon his termination by Collins without cause or (ii) upon a change  of  control  of  Collins  if,  following  such  change in control,  Mr.  Glasener's  position  with Collins is  eliminated or if he is not offered a comparable  position at comparable  compensation.  Effective  upon the consummation  of the Merger on October 31,  2006,  Mr.  Glasener was replaced as
Chief Financial  Officer by Paul Bamatter who became the interim Chief Financial
Officer.

      Collins has also entered into severance  agreements  with Randall A. Swift and Kent E. Tyler providing, among other things, for a lump sum payment equal to one month's salary for each full year of the officer's  employment with Collins, but not less than 12 times nor more than 24 times the officer's  monthly salary, plus the then  current  monthly rate of family  coverage  under  Collins'  group health plan multiplied by 18 months,  payable upon the officer's  termination by
Collins  other  than  for  disability,  retirement  or  cause  or the  officer's termination  by the officer  for good  reason  within one year after a change in control of Collins.

ITEM 11 - SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

      Set forth  below are the  persons or groups  known to us who  beneficially own, under the applicable  rules and  regulations of the Securities and Exchange
Commission, as of the February 27, 2007, more than 5% of any class of our voting securities,  each of our directors and named  executive  officers and all of our directors and executive officers as a group.

                                                          Amount and
                                       Title of Class        Nature        Percent
           Name and Address             of Common        of Beneficial       of
         of Beneficial Owner             Stock           Ownership (1)    Class (2)
-------------------------------------  ---------------  ---------------  -----------
5% or Greater Shareholders:
Steel Partners II, L.P. (3)
   590 Madison Avenue, 32nd Floor
   New York, NY 10022                    Class A            1,264,880       41.7%

Warren G. Lichtenstein (3)
Chairman, CEO, and Secretary
Steel Partners, L.L.C
   590 Madison Avenue, 32nd Floor
   New York, NY 10022                    Class A            1,264,880       41.7%

Dimensional Fund Advisors Inc. (4)
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA 90401                Class A              171,127        5.65%

Directors and Named Executive Officers:

Kenneth N. Kermes                        Class A               51,000        1.6%
J. Robert Held                           Class A               22,300        *

Jack Howard (3)                          Class A                2,600        *
James Henderson (3)                      Class A                2,000        *
Michael Warren                           Class A                    0        0
All directors  and executive  officers
   as a group (5 persons)                Class A               77,900        2.5%

----------------------------
*     less than one percent (1%)

(1)   Unless  otherwise  indicated,  includes  shares  owned by a spouse,  minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.  Unless otherwise noted,  shares are owned of record and beneficially by the named person.

(2)   Based on 3,035,944 shares of Class A Common Stock and no shares of Class B
      Common Stock outstanding on February 27, 2007.

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
      Howard,  who has sole voting and dispositive  power over his 2,600 shares, holds 600 shares  through JL Howard,  Inc.,  an entity  controlled  by Mr.
      Howard,  which may also be deemed a member of the group,  and 2,000 shares directly.  Mr.  Henderson has sole voting and  dispositive  power over his
      2,000 shares, which he owns directly.  Messrs.  Howard and Henderson claim no voting or dispositive power over the Steel Partners II, L.P. shares.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TERM LOAN AGREEMENT WITH STEEL PARTNERS

      As of October 31, 2006, we entered into a $14,000,000  Term Loan Agreement with Steel (the "Steel Term Loan").  The Term Loan incurs  interest at a rate of
15% per  annum and  matures  on  August  31,  2011.  Interest  shall be  payable quarterly and may be paid in kind. Proceeds of the Steel Term Loan shall be used by us as partial  payment to Collins I Holding Corp  ("Holding")  for 80% of its
outstanding  equity interest.  As collateral for the Steel Term Loan, we granted
Steel a continuing first priority  security interest in any interest or right in any kind of  property  or asset,  whether  real,  personal,  or mixed,  owned or leased,  tangible or intangible,  and whether now held or hereafter acquired. In addition,  Steel shall also receive a first priority  pledge of all  outstanding capital stock or other beneficial interest of Holding.

STOCKHOLDERS AGREEMENT BETWEEN US AND AIP

      As  of  October  31,  2006,  we,  Holding,  Collins,  American  Industrial
Partnership  ("AIP")  and  certain  employee  shareholders  (collectively,   the
"Holding  Stockholders")  entered into a  Stockholders'  Agreement (the "Holding
Stockholders  Agreement") which provides,  among other things,  (i) that Holding
Stockholders  will vote for a Board of  Directors of Holding  consisting  of one director  appointed  by AIP and four  directors  appointed  by us and (ii)  that certain major corporate actions (i.e. a material corporate transaction or a sale of all of the assets of Holding)  cannot be made without our and AIP's approval.
In addition,  the Holding Stockholders Agreement provides that we may initiate a sale of Collins,  subject to the approval of the director  designated by AIP. If such sale is initiated,  the other  shareholders must go along with such sale as long as such other shareholders  receive the same per share  consideration.  The
Holding  Stockholders  Agreement further provides that at any time subsequent to the earlier of (x) October 31, 2011 and (y) any of (1) the  consummation  of any transaction  (including any merger or consolidation) the result of which is that any  "person"  or  "group"  (as such  terms  are  defined  for  purposes  of the
Securities  Act),  other than Steel or one of its affiliates of which Steel owns at least 20% of the equity  interests of each class of equity  interests of such affiliate,  becomes  the owner,  directly or  indirectly,  of 35% or more of our issued and outstanding  equity  interests,  (2) Steel ceases to (a) beneficially own and control, directly or indirectly, at least 20% of the equity interests of each class of our equity interests entitled (without regard to the occurrence of any  contingency)  to vote  for the  election  of the  members  of our  Board of
Directors, or (b) have at least two representatives on our Board of Directors(3)
we cease to (a) beneficially own and control,  directly or indirectly,  at least
80% of the  issued  and  outstanding  equity  interests  of each class of equity interests  of  Holding  entitled  (without  regard  to  the  occurrence  of  any contingency)  to vote for the  election of the members of the Board of Directors of  Holding  or (b) have the right to elect or appoint at least four of the five members of the Board of Directors of Holding, then the earlier of (A) six months after the first date subsequent to the closing date that Steel no longer owns at least 15% of our  outstanding  shares and (B) October 31, 2009, AIP may commence negotiations  providing for our purchase of AIP's  interest.  For a period of 90 days AIP will  negotiate  exclusively  with us. If we cannot reach an agreement, then Goldman Sachs will be engaged to conduct an auction of Holding. The Holding
Stockholders   Agreement  shall  terminate  upon  an  initial  public  offering, liquidation,  sale,  or the  agreement of a majority of the shares of Holding we hold (or our  shareholders)  and a majority of the shares held in Holding by AIP and the employees of Holding or its subsidiaries.

STEEL PARTNERS ADVISORY FEE

      At the closing of the Merger,  Collins paid Steel a $1.0 million  advisory fee  in  connection  with  various  services  Steel  provided  relating  to  the acquisition of Collins including,  but not limited to indicating its willingness to provide a  financing  commitment  to fully fund the  acquisition,  as well as assisting  in  arranging  for a revolving  line of credit and term loan and lien with GMAC Commercial Finance LLC and a second lien with Orix Finance Corp.

CONFIRMATORY AGREEMENT WITH STEEL PARTNERS

      On  December  8,  2004,  we entered  into a  Confirmatory  Agreement  (the
"Confirmatory   Agreement")   with  Steel.  On  December  8,  2004,  Steel  held
approximately   597,057  shares  of  our  Class  A  Common  Stock  (representing approximately 19.9% of our combined outstanding Class A and Class B Common Stock at the time). Under the Confirmatory Agreement, Steel acquired additional shares of our stock from Couchman Partners,  L.P.,  resulting,  after such purchase, in
Steel's  ownership of our Common Stock  increasing  to 41.8% of the  outstanding common stock.  In  connection  with these  acquisitions,  we agreed to amend our
Rights Agreement to increase the common stock ownership threshold  applicable to
"Existing Persons" (as defined in the Rights Agreement) from 20% to 45%.

      Pursuant  to  the  terms  of the  Confirmatory  Agreement,  following  the acquisition  of the shares,  two of the then five  independent  directors on our
Board of  Directors  resigned  from the Board and the number of directors on the
Board was fixed at five.  Presently two of our four  directors,  Jack Howard and
James Henderson,  are  representatives of Steel. We have agreed to recommend for reelection as directors of the two representatives of Steel (Messrs.  Howard and
Henderson) at this Annual Meeting.

      Steel has also agreed in the  Confirmatory  Agreement that commencing with the Company's 2006 Annual Meeting of Stockholders  and continuing to each Annual
Meeting held prior to December 31, 2009, Steel will vote its and its affiliates'
shares  to elect at least  two  non-Steel  director  nominees  (individually,  a
"Non-Steel   Director   Representative"   or   together,   "Non-Steel   Director
Representatives"),  as nominated by the Non-Steel Directors Committee, who shall be any two members of the Non-Steel Directors Committee. The Non-Steel Directors
Committee  (currently composed of Messrs.  Kermes and Held) shall be composed of
Non-Steel Director  Representatives,  or any of their designated successors,  as long as they remain qualified as a non-Steel  representative  and are willing to serve as our  directors.  If the Non-Steel  Directors  Committee does not name a
Non-Steel  director  nominee,  Steel  shall  select  two  director  nominees  as
Non-Steel Director Representatives.

      In  the  event   that  none  or  only  one  of  the   Non-Steel   Director
Representatives,  and  successors  designated  by them,  are willing and able to stand for  election  as  Independent  Directors,  then a  committee  of the then
Non-Steel  Director  Representatives  of the Board of Directors  will nominate a replacement (or  replacements,  if applicable)  candidates to fill the Non-Steel
Director Representatives positions on the Board of Directors. Under the terms of the Confirmatory Agreement,  there will be two Non-Steel  Representatives on the
Board of Directors at all times through December 31, 2009. However, in the event that there are no Non-Steel Director  Representatives (or a successor designated by them) at a given time,  then the remaining  directors  will (after good faith
consultation   with   any   available   nominees   to  be   Non-Steel   Director
Representatives) select new Non-Steel Director Representative.

      The  Confirmatory  Agreement  further  provides  that the  approval of the
Non-Steel Director Representatives will be required, or in certain circumstances the approval of the stockholders,  subject to certain exceptions (all as set out in the  Confirmatory  Agreement)  before the adoption or consummation of certain actions,  including the following: (1) entering into any contract,  arrangement, understanding  or  transaction  between  Steel  and us;  (2)  further  amending, modifying or repealing of the Rights Agreement after the amendment  contemplated by the Confirmatory Agreement; and (3) any amendment,  modification or repeal of the Confirmatory Agreement.

      The Confirmatory Agreement terminates on December 31, 2009.

MICHAEL WARREN ASSOCIATES AGREEMENT

As of January 2007, we entered into an agreement with Michael Warren Associates,
Inc.  through  the end of 2007.  We had  previously  been a party to a  separate agreement with Michael Warren  Associates  concerning his  compensation in 2005.
Michael  Warren  receives  his  compensation  from  us  through  Michael  Warren
Associates,  Inc.

ITEM 13.       EXHIBITS.

Exhibit
Number    Description
------    -----------

  2.1(a)  Agreement  and Plan of Merger,  dated as of December 14, 2004,  by and among BNS Co., BNS Holding,  Inc.  and BNS Holdings  Merger Sub,  Inc.
          (incorporated  herein by reference  to Exhibit  99.1 to the  Company's
          Form 8-K filed on December 14, 2004).

  2.1(b)  Merger  Agreement  dated  September  26,  2006  by and  among  Collins
          Industries,  Inc., CA  Acquisition  Corp.  and Steel Partners II, L.P.
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
          (incorporated  herein by reference  to Exhibit  99.1 to the  Company's
          Form 8-K filed on January 5, 2007)

  10.21   Collins I Holding Corp.  2007 Long-Term  Incentive Plan  (incorporated herein by  reference  to Exhibit  10.21 to the  Company's  Form 10-KSB filed on January 29, 2007)

  14      Code of Business Conduct and Ethics  (incorporated herein by reference to Exhibit 14.1 to the 2003 10-K).

  21      Subsidiaries  of the  Company.(incorporated  herein  by  reference  to
          Exhibit 21 to the Company's Form 10-KSB filed on January 29, 2007)

  23      Consent    of     Independent     Registered     Public     Accounting
          Firm.(incorporated  herein by reference to Exhibit 23 to the Company's
          Form 10-KSB filed on January 29, 2007)

  31.1    Section  302  Certification  of  Chief  Executive  Officer  and  Chief
          Financial Officer.*

  32      Section  906  Certification  of  Chief  Executive  Officer  and  Chief
          Financial Officer.*

* filed herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid by us for professional  services rendered by Ernst & Young, LLP ("E&Y") and McGladrey & Pullen,  LLP ("McGladrey") (or RSM
McGladrey Inc., its affiliate) for the fiscal years 2006 and 2005.

Fee Category          Fiscal 2006 Fees  Fiscal 2005 Fees  Fiscal 2006 Fees  Fiscal 2005 Fees
                         (McGladrey)       (McGladrey)         (E&Y)              (E&Y)
--------------------  ----------------  ----------------  ----------------
Audit Fees                $436,920           $260,989          $ 37,500           $ 97,000
Audit-Related Fees            --               22,603            44,000             13,000
Tax Fees                    57,862             63,415              --                4,000
Other Fees                    --                 --                --                 --
Total Fees                $494,782           $347,007(1)       $ 81,500           $114,000

(1)  Fiscal  2005  Fees  paid to  McGladrey  were  for  services  for  Collins
   Industries Inc.

      Audit Fees were for  professional  services  rendered for the audit of our consolidated  financial  statements  and  review  of  the  interim  consolidated financial  statements  included  in  quarterly  reports  and  services  that are normally  provided  by E&Y  and  McGladrey  in  connection  with  statutory  and regulatory filings or engagements.

      Audit-Related  Fees  were for  assurance  and  related  services  that are reasonably related to the performance of the audit or review of our consolidated financial  statements  and are not reported  under "Audit Fees." These  services include employee  benefit plans audits and  consultations  concerning  financial accounting and reporting matters not classified as audits.

There were no Other Fees paid to E&Y and  McGladrey  in any of fiscal years 2006 and 2005 related to other  services.  No fees were paid to E&Y and McGladrey for financial information systems design or implementation  services during 2006 and
2005.

                                   SIGNATURES

      In accordance  with Section 13 or 15(d) of the Securities  Exchange Act of
1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BNS Holding, Inc.

      Date: February 28, 2007             By: /s/ Michael Warren
                                              ----------------------------------
                                              Name:  Michael Warren
                                              Title: President, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer

