Form 10-Q
period 2007-01-31
BNS HOLDING, INC.
filed 2007-03-19
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007
                                ----------------

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-5881
                       ------

                                BNS Holding, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                 201953457
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation)                           Number)

25 Enterprise Center, Suite 104       Middletown, Rhode Island   02842
--------------------------------------------------------------------------------
(Address of principal executive                                  (Zip Code)
 offices)

Registrant's telephone number including area code       401-848-6300
                                                        ------------

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

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in rule 12b-2 of the  Exchange  Act.

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer X
                       ---                   ---                       ---

Indicate by check mark  whether the  registrant  is a shell  company (as defined under rule 12b-2 of the Act).
Yes         No X
   ----       ---

Number of shares of common stock outstanding as of January 31, 2007:   3,035,944

                       BNS HOLDING, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                January 31, 2007

                                      INDEX

PART I.          FINANCIAL INFORMATION                                  PAGE NO.
    ITEM 1.      Financial Statements:

                 Consolidated  Condensed  Balance  Sheets January
                      31, 2007 and October 31, 2006                        2

                 Consolidated Condensed  Statements of Income for
                      the Three Months Ended January 31, 2007 and
                      2006                                                 3

                 Consolidated  Condensed  Statements of Cash Flow
                      for the Three Months Ended January 31, 2007
                      and 2006                                             4

                 Notes to   Consolidated    Condensed   Financial
                      Statements                                           5

    ITEM 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 18

    ITEM 3.      Quantitative and Qualitative  Disclosures  About
                      Market Risk                                         21

    ITEM 4.      Controls and Procedures                                  23

PART II          OTHER INFORMATION

    ITEM 1A.     Risk Factors                                             24

    ITEM 5.      Other Information                                        24

SIGNATURES                                                                25

EXHIBITS         Certifications                                           26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                            BNS Holding, Inc. and Subsidiaries
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          Unaudited
                                                         January 31,       October 31,
                                                            2007              2006
                                                        -------------     --------------
                                                          Successor         Successor
ASSETS
Current Assets:
   Cash and cash equivalents                            $   5,024,821     $   6,713,032
   Receivables, less allowance for uncollectible
     accounts of $34,419
     in 2007 and $23,668 in 2006                            8,893,291        16,252,776
   Inventories (Note 1(e))                                 47,013,030        40,332,490
   Income tax receivable                                    3,815,966         3,873,009
   Deferred income taxes                                    1,484,000         1,484,000
   Prepaid Expenses and other current assets                1,250,693         2,756,677
                                                        -------------     -------------
      Total current assets                                 67,481,801        71,411,984

    Restricted cash                                           246,307           428,423

Property, plant and equipment, net                         33,103,821        34,454,510
Assets held for sale (Note 11)                                823,151              --

Deferred income taxes                                      12,677,000        12,187,000
Deferred financing costs                                    2,940,539         3,094,415
Goodwill (Note 2)                                          28,559,408        28,559,408
Other assets                                                  283,418           685,909
                                                        -------------     -------------
      Total assets                                      $ 146,115,445     $ 150,821,649
                                                        =============     =============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long term debt (Note 3)        $   1,144,000     $   1,372,000
   Controlled disbursements                                 3,608,280         4,407,160
   Accounts payable                                        18,650,431        18,509,301
   Accrued expenses and other current liabilities           8,000,217         8,443,799
   Payable to former shareholder (Note 8g)                 10,628,138        10,628,138
                                                        -------------     -------------
      Total current liabilities                            42,031,066        43,360,398

Long-term debt, less current maturities (Note 3)           82,443,785        84,958,573
Minority interest (Note 7)                                  2,769,470         2,800,000

Shareholders' equity: (Note 5)
Issued and outstanding-Class A 3,044,462 issued and
3,035,944 outstanding at January 31, 2007; 3,038,962
issued and 3,030,444 outstanding at October 31, 2006           30,445            30,390

Paid-in capital                                            87,121,802        87,121,857
Treasury stock; 8,518 shares at cost                         (454,951)         (454,951)
Retained earnings (deficit)                               (67,826,172)      (66,994,618)
                                                        -------------     -------------
    Total shareholders' equity                             18,871,124        19,702,678
                                                        -------------     -------------
    Total liabilities & shareholders' equity            $ 146,115,445     $ 150,821,649
                                                        =============     =============

           See accompanying notes to Consolidated Condensed Financial Statements

                             BNS Holding, Inc. and Subsidiaries
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        (Unaudited)
                                                                  Three Months Ended
                                                                      January 31
                                                             Successor       Predecessor
                                                                2007            2006
                                                            ------------     ------------

Sales                                                       $ 58,847,197     $ 64,407,707
Cost of sales                                                 52,181,502       56,892,423
                                                            ------------     ------------

   Gross profit                                                6,665,695        7,515,284

Selling, general and administrative expenses                   5,092,770        4,487,173
                                                            ------------     ------------

   Income from operations                                      1,572,925        3,028,111

Other income (expense):
   Interest expense                                           (2,707,355)        (506,674)
   Other, net                                                   (198,612)          61,056
                                                            ------------     ------------
                                                              (2,905,967)        (445,618)
                                                            ------------     ------------

Income (loss) before income tax (expense) benefit             (1,333,042)       2,582,493

Income tax (expense) benefit                                     470,958         (980,000)
                                                            ------------     ------------
Income (loss) before minority interest                          (862,084)       1,602,493
Minority interest                                                 30,530             --
                                                            ------------     ------------

Net income (loss)                                           $   (831,554)    $  1,602,493
                                                            ============     ============

Earnings (loss) per share (Note 6):
   Basic                                                    $      (0.27)
                                                            ============
   Diluted                                                  $      (0.27)
                                                            ============

Dividends per share                                         $          0
                                                            ============

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                        3,030,922
                                                            ============
  Diluted                                                      3,030,922
                                                            ============

          See accompanying Notes to Consolidated Condensed Financial Statements.

                                  BNS Holding, Inc. and Subsidiaries
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                              (Unaudited)

                                                                         Three Months Ended
                                                                             January 31,
                                                                      Successor         Predecessor
                                                                         2007               2006
                                                                    -------------       -------------
Cash flow from operations:
   Cash received from customers                                     $ 66,206,682        $ 67,642,743
   Cash paid to suppliers and employees                              (63,267,582)        (60,010,809)
   Interest paid                                                      (2,228,849)           (483,983)
   Income taxes paid                                                     (76,085)            (20,166)
                                                                    ------------        ------------

      Cash provided by operations                                        634,166           7,127,785
                                                                    ------------        ------------

Cash flow from investing activities:
   Capital expenditures                                                 (162,919)           (392,898)
   Other, net                                                            401,214             171,686
                                                                    ------------        ------------

      Cash provided by (used in) investing activities                    238,295            (221,212)
                                                                    ------------        ------------

Cash flow from financing activities:

   Repayment of long-term debt and capitalized leases                 (2,742,788)         (5,373,296)
   Expenditures of restricted cash                                       182,116                --
   Purchase of common stock and other capital transactions                  --            (1,173,437)
   Payment of dividends                                                     --              (265,320)
                                                                    ------------        ------------

      Cash used in financing activities                             (2, 560,672)          (6,812,053)
                                                                    ------------        ------------

Net increase (decrease) in cash                                       (1,688,211)             94,520
                                                                    ------------        ------------

Cash at beginning of period                                            6,713,032             222,594
                                                                    ------------        ------------

Cash at end of period                                               $  5,024,821        $    317,114
                                                                    ============        ============

Reconciliation of net income (loss) to net
cash provided by operations:
   Net income (loss)                                                $   (831,554)       $  1,602,493
   Depreciation and amortization                                         845,610             801,631
   Minority interest                                                     (30,530)               --
   Decrease in receivables                                             7,416,528           3,235,036
   Increase in inventories                                            (6,680,540)         (3,796,274)
   Decrease in prepaid expenses and other current assets               1,505,984           1,130,701
   Increase (decrease) in accounts payable and accrued expenses       (1,101,332)          4,523,744
   Deferred income taxes (credit)                                       (490,000)           (369,546)
                                                                    ------------        ------------

Cash provided by operations                                         $    634,166        $  7,127,785
                                                                    ============        ============

               See accompanying Notes to Consolidated Condensed Financial Statements.

                       BNS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

The information included in the accompanying interim consolidated condensed financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended October 31, 2006 included in its 2006 annual report on Form 10-KSB filed with the Securities and
Exchange Commission on January 29, 2007.

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

On September 27, 2006, the Company entered into the Memorandum of Understanding with Steel, CS Acquisition, American Industrial Partners ("AIP") and Collins I
Holding Corp ("Holding"). The Memorandum of Understanding reflected the intent of Steel to assign its rights under the Merger Agreement to Holding, which would be the holding company for Collins after giving effect to the proposed Business
Combination, and BNS would acquire an 80% interest in Holding. AIP and Collins management would own the remaining 20% of Holding. Consequently, immediately prior to the closing of the Business Combination, Steel assigned its rights and obligations pursuant to the Merger Agreement and Memorandum of Understanding to
Holding and transferred all of the outstanding capital stock of CS Acquisition to Holding. Accordingly, upon the consummation of the transactions contemplated by the Merger Agreement and Memorandum of Understanding on October 31, 2006, BNS
now owns 80% of Collins, through its ownership interest of Holding which owns
100% of Collins

The three months ended January 31, 2007 amounts shown in the Consolidated
Condensed Statements of Income include the results of operations of the Company and Collins, and as a result, are designated Successor amounts. The January 31,
2006 amounts shown in the Consolidated Condensed Statement of Income are all pre
Business Combination amounts and hence are designated as Predecessor amounts.
The January 31, 2007 and October 31, 2006 Consolidated Condensed Balance Sheet
includes the accounts of the Company and Collins as of those dates and, as a result, are designated as Successor amounts. The three months ended January 31,
2007 amounts shown in the Consolidated Condensed Statements of Cash Flows include the cash flows of the Company and Collins, and as a result, are designated Successor amounts. For the three months ended January 31, 2006 amounts shown in the Consolidated Condensed Statements of Cash Flow are pre
Business Combination and, as a result, are designated as Predecessor amounts.

(b) DESCRIPTION OF BUSINESS - Collins was founded in 1971 as a manufacturer of small school buses and ambulances. Collins' initial product was the first "Type
A" school bus, designed to carry 14 to 20 passengers. Collins is a manufacturer of specialty vehicles and has three reportable segments: ambulances, buses, and terminal trucks/road construction equipment. The ambulance segment manufactures modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment manufactures small school, activity and shuttle buses for sale principally to schools, day care centers, churches, nursing homes, retirement centers and other non profit organizations. The terminal truck/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports. This segment also manufactures a line of road construction equipment. Each of Collins' segments is responsible for its own marketing activities and maintains independent relationships with dealers and distributors.

(c) PRINCIPLES OF CONSOLIDATION - The consolidated condensed financial statements include the accounts of BNS and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(d) INDUSTRY SEGMENTS - Collins operates in three industry segments; the ambulance, bus, and terminal truck/road construction equipment segments.
Manufacturing activities are carried on solely in the United States, however
Collins does market its products in other countries. Revenues derived from export sales were less than 10% of consolidated sales in fiscal 2006 and 2005.

(e) INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following:

                               January 31, 2007      October 31, 2006
                                  Successor             Successor
                               ----------------      ----------------
Chassis                          $ 6,617,757           $ 6,157,358
Raw materials & components        17,535,837            16,917,011
Work-in-process                    9,269,277             8,623,676
Finished goods                    13,590,159             8,634,445
                                 -----------           -----------
                                 $47,013,030           $40,332,490

(f) REVENUE RECOGNITION - Collins records vehicle sales, and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

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

Collins recognized approximately $4.3 million and $3.0 million of revenue, as of
January 31, 2007 and January 31, 2006, respectively under collect and hold agreements. Collins had collected the entire amount of this revenue and had no outstanding accounts receivable for these units as of January 31, 2007 and
January 31, 2006.

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

(g) NEW ACCOUNTING PRONOUNCEMENTS - FASB has issued Interpretation No. 48,
Accounting for Uncertainty in Income taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income
Taxes. FIN 48 provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements. FIN 48 also provides accounting guidance for related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the application of FIN 48 to determine its potential impact on its consolidated financial statements.

NOTE (2) BUSINESS COMBINATION

The Business Combination that occurred on October 31, 2006 resulted in the application of purchase accounting in accordance with Statements of Financial
Accounting Standard No. 141, Business Combinations (SFAS No. 141), accordingly the consolidated assets and liabilities of Collins were revalued based upon their fair value as of that date. The fair market value of Collins' property and equipment was determined by valuations performed by independent appraisers. The consideration paid, including capital contribution and debt issued and assumed, exceeded the fair value of Collins net assets acquired, with the excess amount initially recorded as Goodwill as of October 31, 2006. The allocation of the excess of purchase over the fair value of assets acquired has not been finalized and will be adjusted over the next fiscal year as facts become more apparent.

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

Goodwill is currently assigned to Corporate assets under Segmented reporting as further described in Note 9. It will be reallocated to the three reportable segments during the course of the year as determinations are made.

NOTE (3) LONG-TERM DEBT

Long-term debt at January 31, 2007 and October 31, 2006 consist of the following:

                                                             January 31, 2007      October 31, 2006
                                                             ----------------      ----------------
                                                                Successor             Successor

GMAC CF, borrowings under revolving credit facility (A)        $ 8,058,470           $10,530,573
GMAC CF, borrowings under term credit facility (A)              16,000,000            16,000,000
ORIX, borrowings under second lien credit facility (B)          45,000,000            45,000,000
Steel Partners II, LP (C)                                       14,529,315            14,000,000
  Longview Industrial Corporation, Longview, Texas
    Variable Rate Demand Revenue Bonds, 3.29% - 4.07%
    Annual principal and sinking fund payments range
    from $400,000 in 2006 to $800,000 in 2007(D)                      --                 800,000
                                                               -----------           -----------
                                                                83,587,785            86,330,573
Less - current maturities                                        1,144,000             1,372,000
                                                               -----------           -----------
                                                               $82,443,785           $84,958,573
                                                               ===========           ===========

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
For LIBOR loans, the applicable margin will vary from 2.75% in the case of revolving loans to 3.25% in the case of term loans, and for base rate loans, the applicable margin will vary from 0.75% in the case of revolving loans to 1.25%
in the case of term loans. At January 31, 2007, the base rates, excluding the applicable margin, for the revolving and term loans were 8.25% and for LIBOR loans were between 5.36% and 5.40%, depending on the term.

In order to secure the obligations under the GMAC CF loan agreement and as a condition of the lenders agreeing to enter into the GMAC CF loan agreement and make extensions of credit there under, Collins and its subsidiaries granted GMAC
CF as agent a security interest, lien and mortgage, as the case may be, in all of Collins and its subsidiaries present and future assets.

Availability under the GMAC CF revolving loan facility is subject to various conditions precedent typical of asset based loans, including, the requirement that no default or event of default under the GMAC CF loan agreement shall have occurred and be continuing. Collins is subject to maintaining various financial covenants including, but not limited to, minimum fixed charge coverage ratios, minimum EBITDA, maximum ratio of total debt to EBITDA, and maximum annual capital expenditures. There are standard negative covenants restricting Collins ability in certain situations to pay dividends, dispose of fixed assets, etc.

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

(C) The loan from Steel Partners consists of a $14.0 million Term Loan Agreement with Steel Partners II, L.P. (the "Steel Term Loan") and a $529,315 term note representing accumulated interest owed through January 31, 2007. The Steel Term
Loan incurs interest at a rate of 15% per annum and matures on August 31, 2011.
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

(D) Certain of the Collins' manufacturing facilities were previously financed from the proceeds of Industrial Revenue Bonds. Lease purchase agreements with the respective cities provide that Collins may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount. These Industrial Revenue
Bonds were mostly paid out at the time of the Transaction on October 31, 2006.
The remaining amount outstanding of $800,000 was paid within one week of the closing of the Transaction with proceeds drawn from the GMAC CF facility.

NOTE (4) NET OPERATING LOSS CARRY-FORWARDS

As of January 31, 2007 the Company had approximately $54 million of U.S. Federal net operating loss carry-forwards that expire between 2020 and 2027. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three month periods ended
January 31, 2007 and 2006 respectively follows:

                                         January 31, 2007      January 31, 2006
                                         ----------------      ----------------
                                            Successor             Successor

Statutory federal income tax rate             34%                   34%
Increase (decrease) in taxes
  Resulting from:
    State tax, net of federal benefit          4                     6
    Other                                     (3)                   (3)
                                              --                    --

Effective tax rate                            35%                   37%
                                              ==                    ==

NOTE (5) CAPITAL STOCK

The Capital Stock disclosure as of January 31, 2007 and October 31, 2006 is that of BNS (Successor).

BNS has three types of Share Capital:

Class A common shares, par value, $0.01/share; Authorized - 30,000,000 shares;
Issued - 3,044,462 shares and 3,038,962 on January 31, 2007 and October 31, 2006
respectively.

These amounts include 9,500 shares of restricted stock and 8,518 shares of
Treasury stock previously purchased at cost. The total number of shares outstanding as of January 31, 2007 and October 31, 2006 are 3,035,944 and
3,030,444 respectively.

Class B common shares, par value, $0.01/share; Authorized - 2,000,000 shares;
Issued - 0

Preferred shares, par value, $1.00/share; Authorized - 1,000,000; Issued - 0

Since December 15, 2004, BNS's Class A Common Stock has traded on the OTC
Bulletin Board under the symbol "BNSIA"

In December 2004, the Financial Accounting Standards Board ("FASB") published
FASB Statement No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123(R)" of the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued, SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No.
25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretive guidance (APB 25).

The Company adopted SFAS 123(R) as of November 1, 2006, using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense if recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period. The effect of the Statement is to require the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

In January 2007 and March 2006, the Company granted restricted stock awards covering 5,500 and 5,000, respectively, shares of common stock to directors of the Company as a means of retaining and paying directors' fees, thereby rewarding them for long-term performance and to increase their ownership in the
Company. Shares awarded under the plan entitle the shareowners to all rights of common stock ownership except the shares may not be sold, transferred, pledged, assigned, or otherwise encumbered or disposed of during the restriction period.
The shares granted in March 2006 will vest on March 14, 2007, except for 1,000 shares which were forfeited. The shares granted in 2007 will vest on January 23,
2008. The compensation for the shares is computed based upon the fair market value on the date of grant and is being recognized in operations over the vesting period. During 2006, a total of 1,000 shares were forfeited when one director resigned on October 31, 2006.

On January 22, 2007, the Board of Directors of Holdings adopted the Holdings
Incentive Plan (the "Plan"). The Plan is intended to retain, provide incentive and reward key employees. The Plan has reserved 3,300 shares of Holdings common stock for issuance. In January 2007, Holdings granted to employees 3,000 options to purchase shares of Holdings common stock with an exercise price of $1,000 per share. These options vest over a 5 year period provided that Holdings meets certain financial goals and that the recipient continues as an employee of
Collins. All options expire 10 years from the grant date. For the period ended
January 31, 2007, there is no accounting impact recorded in the financial statements of the Company as the amounts are immaterial to the period.

NOTE (6) EARNING PER SHARE

Earnings per share information and dividends paid per share for the predecessor for the three months ended January 31, 2006 are not presented, since as a result of the business combination this information is not meaningful to successor shareholders.

NOTE (7) MINORITY INTEREST

As described in Note 1, a Business Combination occurred on October 31, 2006. As a result, Collins is now owned 100% by Holdings, which, in turn is owned 80% by the Company. The consolidated condensed balance sheet represented in these consolidated condensed financial statements is the consolidated condensed balance sheet of BNS. As a result, minority interest was set up for the 20% of the $33.0 million investment in Holdings and Collins that the Company does not own. AIP paid $2.8 million for their interest in Holdings and BNS paid $29.7 million for their 80% interest.

NOTE (8) COMMITMENTS AND CONTINGENCIES

(a) LETTERS OF CREDIT - The Company has approximately $915,000 in letters of credit outstanding as of January 31, 2007.

(b) REPURCHASE AGREEMENTS - It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by
Collins. The risk is spread over numerous dealers and Collins has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on
Collins's financial position or results of operations. Collins's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. Collins's contingent obligation under such agreements was $3,491,804 and $4,099,875 at January 31,
2007 and October 31, 2006, respectively.

(c) OPERATING LEASES - Collins has operating leases principally for certain manufacturing facilities, vehicles and equipment. Operating lease expense was
$67,762 and $204,621 for the three months ended January 31, 2007 and 2006, respectively. It is expected that in the ordinary course of business these leases will be renewed or replaced as they expire.

The following schedule details the Company's operating lease commitments, on a successor basis, for the years subsequent to October 31, 2006:

              January   31, 2007
              ------------------
      2008         $305,143
      2009          213,620
      2010           27,993

(d) LITIGATION - The Company is a defendant in a variety of legal claims that arise in the normal course of business. Since 1994, the Company's BNS Co.
subsidiary has been served notice that it has been named as a defendant in a total of 671 known asbestos-related toxic-tort claims (as of February 28, 2007).
In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. Additional claims were filed in subsequent years as follows: In 2002, 98 claims; in 2003, 194 claims; in 2004
178 claims; in 2005, 76 claims and in 2006, 64 claims. As of February 28, 2007, there were seven additional claims filed.

In 2001, one claim was dismissed and one claim was granted Summary judgment and closed. In 2002, 42 claims were dismissed or settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment and one claim was dismissed and closed. In 2004, eight claims were granted Summary Judgment and were closed, and 145 claims were dismissed, and seven claims were settled for $500 each. In 2005, six claims were granted Summary Judgment and were closed, 125 claims were dismissed and six were settled for $500 each. In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. In 2006, eleven claims were granted Summary
Judgment and were closed, ten claims were settled for an aggregate of $8,000 and an additional 122 claims were dismissed. As of February 28, 2007, an additional three claims were granted Summary Judgment and were closed, twenty claims were dismissed, and one claim was settled for $1,000. There were 158 known claims open and active as of February 28, 2007. However, under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by the Company of the entry of a dismissal or settlement of a claim or the filing of a new claim

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

BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $0.569 million on the consolidated balance sheet relating to the open and active claims against BNS Co. as of January 31, 2007 and October 31, 2006.

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

To date, no toxic tort or asbestos claims have been filed against BNS, which came into existence in December 2004 and has never conducted any active business operations. There can be no assurance, however, that monies received by BNS from its wholly-owned subsidiary by way of reimbursement for "public company reporting costs" that were formerly the responsibility of BNS Co., or by way of dividends or otherwise, might not under some circumstances be subject to claims against BNS Co.

It has become apparent that the possibility that additional toxic-tort claims will be asserted in the future, and the impact of this possibility on the valuation of the Company, has had and will continue to have, at least for the short term, some adverse effects on the Company's ability to determine future distributions to shareholders or other change-in-control transaction with a third party.

At January 31, 2007 Collins has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on Collins's financial position or results of operations.

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

(f) CHASSIS CONTINGENT LIABILITIES - Collins obtains certain vehicle chassis principally from two automotive manufacturers under agreements that do not transfer the vehicle's certificate of origin to Collins and, accordingly,
Collins accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers within 90 days of receipt from the chassis supplier. Collins's contingent liability under such agreements was approximately
$22.8 million and $15.2 million as of January 31, 2007 and October 31, 2006, respectively.

(g) PAYABLE TO FORMER SHAREHOLDER - At October 31, 2006 the Business Combination
occurred and, as a result, all of Collins's issued and outstanding shares, with one exception described below, were redeemed at the established fair market price of $12.50/share. One shareholder, the "Dissenting Shareholder" holding
850,251 shares objected to the Business Combination as described in the proxy statement sent by Collins to all its shareholders dated October 2, 2006.
Pursuant to General Business and Corporate Law of Missouri, the Dissenting
Shareholder made a demand to Collins to receive what they believe to be fair market value for their shares, being $14.25/share as opposed to the $12.50/share paid to the other shareholders. Collins will contest this claim. An amount of
$10,628,138 is recorded as an amount due to the Dissenting Shareholder on the
Company's balance sheet as of January 31, 2007 and October 31, 2006. The
Dissenting Shareholder owns no shares in Collins, has no involvement or rights in the affairs of Collins and can not vote on any matters relating to Collins.

(i) WARRANTIES - Collins's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in Collins's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers ("OEM"). These OEM warranties are generally passed on to the end customer of Collins's products and the customer generally deals directly with the applicable component manufacturer. Collins records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of Collins's historical experience. Collins provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of Collins's historical experience. The following table provides the changes for three months ended January 31, 2007 and 2006 respectively in Collins's product warranties:

                                                   January 31, 2007    January 31, 2006
                                                   ----------------    ----------------
                                                      Successor          Predecessor

Accrued warranties at the beginning of period        $ 1,221,000         $ 1,644,000

Provisions for warranty charged against income           236,000             229,000

Payments and adjustments of warranties                  (409,000)           (367,000)
                                                     -----------         -----------
Accrued warranties at the end of the period          $ 1,048,000         $ 1,506,000
                                                     ===========         ===========

(j) ENVIRONMENTAL REMEDIATION RESERVE - BNS Co. has been notified by the Rhode
Island Department of Environmental Management (RIDEM) that it is a potentially responsible party (PRP) with respect to the Cranston Sanitary Landfill site in
Cranston, Rhode Island, a disposal site previously used by the Company in its previous manufacturing businesses. The Company and 21 other PRP's have funded a site remediation investigation and feasibility study that has now been completed. The results of that study have been forwarded to the RIDEM. The study indicates a range of viable remedial approaches, but agreement on the final remediation approach has not yet been reached with the RIDEM. However, the study indicated that the net present value of the most likely total estimated remediation costs for the site are $6.591 million. The PRP group has preliminarily agreed to an allocation that sets BNS Co.'s share of the cost of remediation for the site at 1.498 percent. If certain of the PRPs are ultimately not able to fund their allocated shares or if additional PRP's are identified and join the group, BNS Co.'s participation share could change.

BNS Co. has accrued $100,000 as its best estimate of its obligation with respect to the site. This amount is included in Accrued expenses and other current liabilities on the Company's consolidated condensed balance sheet at January 31,
2007 and October 31, 2006. It is reasonably possible that BNS Co.'s recorded estimate of its obligation may change in the future.

NOTE (9) SEGMENTED INFORMATION

Collins is a manufacturer of specialty vehicles and has three reportable segments: AMBULANCES, BUSES AND TERMINAL TRUCKS/ROAD CONSTRUCTION equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies.
The bus segment produces small school buses and shuttle buses for sale to schools, hotel shuttle services, airports, not-for-profit agencies and other governmental agencies. The terminal trucks/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment. Each of Collins' product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated condensed financial statements.

Collins evaluates performance based on income from operations.

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

The following table contains segment information for the three months ended
January 31, 2007 and 2006 and assets at January 31, 2007 and October 31, 2006.

                                                                     Terminal Trucks
                                                                        And Road
                                                                      Construction
                                        Ambulances        Buses         Equipment      Corporate     Consolidated
                                       ------------   ------------    ------------   ------------    ------------

Revenue from external customers
                      2007 (S)         $ 23,918,468   $ 12,496,243    $ 22,432,486   $       --      $ 58,847,197
                      2006 (P)           26,113,891     17,128,192      21,165,624           --        64,407,707
Inter segment revenues
                      2007 (S)                 --          293,052            --             --           293,052
                      2006 (P)               14,272        157,389           3,050           --           174,711
Gross Profit
                      2007 (S)            2,893,045        708,711       2,913,939        150,000       6,665,695
                      2006 (P)            3,071,165      1,230,950       3,080,508        132,661       7,515,284
Selling, general, administrative and
research and development expenses
                      2007 (S)            1,945,714        967,516         862,956      1,316,584       5,092,770
                      2006 (P)            1,910,661        752,428         829,124        994,960       4,487,173
Income from operations
                      2007 (S)              947,331       (258,805)      2,050,983     (1,166,584)      1,572,925
                      2006 (P)            1,160,504        478,522       2,251,384       (862,299)      3,028,111
*Assets
                      2007 (S)           42,894,521     18,332,385      27,944,704     56,943,835     146,115,445
                      2006 (S)           40,476,668     17,916,626      31,743,546     60,684,809     150,821,649

(*)   All assets are held by companies operating in the United States.
      Goodwill is currently assigned to Corporate assets under Segment reporting.  SFAS No. 141 recognizes that the completion of the allocation process sometimes requires an extended period of time.  As the Business Combination occurred on the last day of the fiscal year, it will take the Company a period of time, not to exceed one year, subsequent to year end to complete its review of allocations.  The allocations made in these consolidated condensed financial statements are prepared using preliminary estimates and may change once the final allocation review has been completed.

(S)   Successor

(P)   Predecessor

NOTE (10) RELATED PARTY TRANSACTIONS

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

For the three months ended January 31, 2007 incurred expenses to related parties under these agreements were $313,000.

NOTE (11) ASSETS HELD FOR SALE AND SUBSEQUENT EVENT

In the first quarter of 2007, management also approved a plan to offer for sale the Collins Wheeled Coach facility located in Mansfield, Texas. The property has been listed with a realtor and management has received an offer. At January 31,
2007, this property is shown as assets held for sale on the accompanying
Consolidated Condensed Balance Sheet. The property has been recorded at the lower of its carrying value or fair value less the estimated selling costs and this amount totaled $823,151 at January 31, 2007. The sale should be completed in the second quarter.

Management also approved a plan to close the Collins' Wheeled Coach satellite facility located in Hutchinson, Kansas and move production to the main Wheeled
Coach plant located in Florida. Production at this facility ceased on March 9,
2007, and the company is in the process of determining what equipment will be retained and used in other facilities and what equipment will be disposed. The facility has not been formally marketed for sale. The closure is expected to be completed during the second quarter after which the remaining land and buildings will be sold.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION.

The following Management's Discussion and Analysis of Financial Condition and
Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" below and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the three month period ended January 31, 2007 included elsewhere in this report, and the audited consolidated financial statements and related notes for the fiscal year ended October 31, 2006 included in our Annual Report on Form
10-KSB filed with the Securities and Exchange Commission (SEC) on January 29,
2007.

The application of purchase accounting had a material effect on the financial statements. As a result, the historical financial statements of the predecessor are not comparable to the successor.

GENERAL

Collins is a manufacturer of specialty vehicles and has three reportable segments: ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies.
The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal trucks/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment. Each of Collins' product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated
Financial Statements" in the Company's 2006 Form 10-KSB. The Company evaluates performance based income from operations.

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, with all inter-company sales and profits eliminated in consolidation.

Collins' reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, is responsible for its own marketing activities and maintains its own independent relationships with its dealers and distribution network.

See "Segment Information" (Note 9 to the Consolidated Condensed Financial
Statements) for quantitative segment information.

Three  Months  Ended  January 31, 2007  Compared  to the Three  Months  Ended
January 31, 2006

                                      Three Months Ended    Three Months Ended
                                       January 31, 2007      January 31, 2006       Favorable/(Unfavorable)
                                       ----------------      ----------------     ---------------------------
                                           Successor            Predecessor              $              %

Net Sales                                $ 58,847,197          $ 64,407,707       $ (5,560,510)         (8.6)
Cost of Sales                              52,181,502            56,892,423          4,710,921           8.3
                                         ------------          ------------       ------------        ------
Gross Profit                                6,665,695             7,515,284           (849,589)        (11.3)

Selling, General &
  Administrative                            5,092,770             4,487,173           (605,597)        (13.5)
                                         ------------          ------------       ------------        ------

Income from Operations                      1,572,925             3,028,111         (1,455,186)        (48.1)

Other Income Expense
 Interest Expense                          (2,707,355)             (506,674)        (2,200,681)       (434.3)
Other, net                                   (198,612)               61,056           (259,668)       (425.3)
                                         ------------          ------------       ------------        ------

Income (loss) before
 income tax (expense) benefit              (1,333,042)            2,582,493         (3,915,535)       (151.6)
Income tax (expense) benefit                  470,958              (980,000)         1,450,958         148.1
                                         ------------          ------------       ------------        ------

Income (loss) before minority interest       (862,084)            1,602,493         (2,464,577)       (153.8)
Minority interest                              30,530                  --               30,530         100.0
                                         ------------          ------------       ------------        ------

Net Income (loss)                        $   (831,554)         $  1,602,493       $ (2,434,047)       (151.9)
                                         ============          ============       ============        ======

Consolidated net sales for the three months ended January 31, 2007 declined to
$58.8 million compared to $64.4 million for the same period last year. This was the result of decreases of 26%, and 8.5% in the bus and ambulance product segments respectively which was partially offset by an increase of 6.0% in the terminal truck/road construction product segment.

Consolidated gross profit for the three months ended January 31, 2007 decreased by $0.8 million or 11.3% over the same period last year. This decline was principally due to the decrease in the sales value resulting in lower cost absorption, less favorable product mix and certain non-recurring costs of approximate $0.5 million associated with Collins' business improvement initiatives.

Consolidated selling, general and administrative expenses for the three months ended January 31, 2007 increased $0.6 million or 13.5% over the same period last year. This increase was principally due to the merger agreement, severance expense associated with the recently announced ambulance consolidation project, as well as marketing expenses for a dealer convention which did not occur in the comparable prior period.

Interest expense for the three months ended January 31, 2007 increased to $2.7 million compared to $0.5 million in the same period last year. This increase was principally a result of an overall increase of the Company's average borrowings as a result of the merger agreement. (See Note 2)

The Company recorded a consolidated net loss of $0.8 million for the three months ended January 31, 2007 compared to net income of $1.6 for the same period last year. The loss was principally due to higher interest expense and lower income from operations.

AMBULANCE SEGMENT

THREE MONTHS ENDED JANUARY 31, 2007
For the three months ended January 31, 2007 the ambulance segment net sales were
$23.9 million, or 40.7% of consolidated net sales, compared to $26.1 million, or
40.5% in the same period last year. Unit volume sales of ambulance products declined 8.9% for the three months ended January 31, 2007 compared to the same period last year. The average selling prices for ambulance products in the 2007 versus 2006 period improved by 0.5% principally due to selected price increases.

Income from operations from ambulance products decreased by 18.4% in the three months ended January 31, 2007 compared to the same period last year. The decrease was principally due to lower deliveries, product mix and expenses associated with the Collins' business improvement programs.

BUS SEGMENT

THREE MONTHS ENDED JANUARY 31, 2007
For the three months ended January 31, 2007, bus segment net sales were $12.5 million or 21.3% of consolidated net sales, compared to $17.3 million, or 26.7%
in the same period last year. Unit volume sales of bus products decreased by 12%
for the three month period compared to the same period last year. The average selling price for bus products in the 2007 versus 2006 period decreased by 15%
due principally to less favorable product mix.

For the three month period ended January 31, 2007, the bus segment recorded a loss from operations of $.26 million versus income from operations of $0.5 million during the same period last year. The loss was principally due to lower volume sales, less favorable product mix and higher severance expenses incurred as part of Collins' business improvement program.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

THREE MONTHS ENDED JANUARY 31, 2007
For the three months ended January 31, 2007, terminal truck/road construction segment sales were $22.4 million or 38.2% of consolidated net sales compared to
$21.1 million or 32.8% for the same period last year. Unit volume sales of terminal truck/road construction products decreased by 3.8% for the three months ended January 31, 2007 compared to the same period last year. This decrease was principally due to completion of a large periodic contract in 2006. The average selling price of terminal truck/road construction products in the 2007 versus
2006 period increased by 9.8%. Substantially all of this increase related to the more favorable product mix.

Income from operations from terminal truck/road construction products decreased by 8.9% in the three months ended January 31, 2007 versus the same period last year. The decrease was principally due to lower unit sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $0.6 million for the three months ended January
31, 2007, compared to $7.1 million for the same period last year. The components of the 2007 cash provided by operations was principally due to an increase in inventories of $6.7 million, a decrease of $1.1 million in accounts payable/accrued expenses and a net loss of $0.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $7.4 million, and a decrease in prepaid expenses and other assets of $1.5 million.

Cash provided by investing activities was $0.2 million for the three months ended January 31, 2007 compared to a use of $0.2 million during the same period last year. The increase in cash provided by investing activities was principally due to a reduction in capital expenditures of $0.2 million and a redemption of cash value of life insurance policies of $0.3 million.

Cash flow used in financing activities was $2.6 million for the three months ended January 31, 2007 compared to a use of $6.8 million for the same period last year. This change principally resulted from lower debt repayments and the absence of dividend and stock repurchases during the period.

The Company believes that its cash flows from operations, and amounts available under its credit facility should be sufficient to meet expected operating needs, planned capital expenditures and our debt service requirements over the next 12 months. The total amount of unused revolving credit available to the Company was
$5.8 million at January 31, 2007.

For a description of the various loan agreements involving the Company and
Collins, please see Note 3 to notes to Consolidated Condensed Financial
Statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable securities is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by
10% from the levels at January 31, 2007, the effect on our financial results would be approximately $0.9 million change in income.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words "anticipate",
"intend", "plan", "estimate", "believe", "expect", "predict", "potential",
"project", "could", "will", "should", "may", "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, projected cost savings, projected synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control that could cause actual results to differ materially from such statements.

A description of the risk factors associated with our business is contained in
Item 1A, "Risk Factors," of our Annual Report on Form 10-KSB filed with the
Securities and Exchange Commission on January 29, 2007 and incorporated herein by reference and in our other filings made from time to time with the Securities and Exchange Commission. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

      o     the effect of general economic and competitive business conditions in the specialty vehicle industry;

      o     impact of competitive products and pricing;

      o     interest rate fluctuations and continuing debt obligations;

      o     impact on our ability to manage and grow our business if we are unable to adequately manage, integrate and implement our order management and enterprise resource planning systems;

      o     availability of and increases in raw material costs;

      o     increases in energy and other manufacturing costs;

      o     fluctuations in demand for the Company's products;

      o     effect of changing federal, state, foreign and local environmental and occupation health and safety laws and regulations;

      o     our ability to improve existing products and develop new products;

      o     loss of key management and personnel;

      o     impact of any prolonged work stoppage

      o     loss of one or more of our principal customers;

      o     diversion of management attention from other business activities in the event we pursue additional acquisition(s) in the future.

ITEMS 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).
Based upon that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's periodic reports. There have been no significant changes in the
Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      Not applicable

ITEM 1A - RISK FACTORS

      There have been no material changes with regard to the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the
      year ended October 31, 2006, which are incorporated herein by reference.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not applicable

ITEM 5 - OTHER INFORMATION

      The Company has filed a Preliminary Proxy Statement with the Securities
      Exchange Commission (the "Commission"). The Preliminary Proxy Statement
      includes a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a 1-for-200 reverse stock split of the
      Company's common stock, such that shareholders owning fewer than 200 shares of common stock will have such shares cancelled and converted into the right to receive $13.62 per share immediately followed by a 200-for-1 forward stock split. If the proposal is ultimately approved by the
      Company's stockholders, it will result in the termination of registration of the Company's shares of common stock under Section 12(g) of the
      Securities Exchange Act of 1934 and accordingly the Company will not be required to file periodic reports with the Commission.

      EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS
      On March 16, 2007 the Company entered into an agreement (the "2007 Warren
      Agreement") with Michael Warren Associates, Inc. Under the 2007 Warren
      Agreement, Mr. Warren provides general management consulting services, serves as President, CEO and CFO and performs such other duties as may from time to time be agreed upon. The 2007 Warren Agreement is effective as of January 1, 2007 and continues for a period of one year, or until notice of termination is given by either party. The 2007 Warren Agreement is terminable by us immediately for "cause", as defined therein, or upon thirty days prior notice by either party. Under the agreement, Mr.
      Warren's compensation is based on a rate of $220 per hour. Also under the agreement, Mr. Warren is entitled to additional incentive compensation in the form of a cash bonus in an amount equal to no more than 40% of his firm's billings during the term of the agreement or restricted stock, at the discretion of our Board of Directors.

ITEM 6 - EXHIBITS

      The exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the Exhibits Folder that immediately follows the signature page of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BNS Holding, Inc.
Dated: March 19, 2007

                           By: /s/ Michael Warren
                               -------------------------------------------------
                               Chief Executive and Chief Financial Officer
                               (Signing on behalf of the registrant and as
                               principal accounting officer)

                                  EXHIBIT INDEX

Item        Description
----        -----------

10.1        Engagement Letter, dated as of March 16, 2007, between Michael
            Warren Associates, Inc. and the Company

31.1        Certification of Chief Executive Officer Pursuant to Section 302 of
            Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial Officer Pursuant to Section 302 of
            Sarbanes-Oxley Act of 2002.

32          Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

