Form 10-Q
period 2007-04-30
BNS HOLDING, INC.
filed 2007-06-14
CIK 14637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007
                                --------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission file number 1-5881
                       ------

                                BNS Holding, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                 201953457
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification  Number)
incorporation)

25 Enterprise Center, Suite 104     Middletown, Rhode Island        02842
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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
accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.
Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).
Yes                    No  X
    ---                   ---

Number of shares of common stock outstanding as of April 30, 2007:  3,034,944

                       BNS HOLDING, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                 APRIL 30, 2007

                                      INDEX

PART I.       FINANCIAL INFORMATION                                      PAGE NO.
    ITEM 1.   Financial Statements:

              Consolidated Condensed Balance Sheets April 30, 2007 and
                   October 31, 2006                                           2

              Consolidated Condensed Statements of Income for the
                   Three and Six Months Ended April 30, 2007 and              3
                    2006

              Consolidated Condensed Statements of Cash Flow for the
                   Six Months Ended April 30, 2007 and 2006                   4

              Notes to Consolidated Condensed Financial Statements            5

    ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       20

    ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk     25

    ITEM 4.   Controls and Procedures                                        26

PART II       OTHER INFORMATION

    ITEM 1A.  Risk Factors                                                   27

    ITEM 5.   Other Information                                              27

SIGNATURES                                                                   28

EXHIBITS      Certifications                                                 30

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                     BNS Holding, Inc. and Subsidiaries
                                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            Unaudited
                                                                            April 30,          October 31,
                                                                              2007                2006
                                                                         -------------        -------------
                                                                            Successor            Successor
ASSETS
Current Assets:
   Cash and cash equivalents                                             $   4,083,454        $   6,713,032
   Receivables, less allowance for uncollectible accounts of $48,652
     in 2007 and $23,668 in 2006                                            16,135,565           16,252,776
   Inventories (Note 1(e))                                                  48,268,179           40,332,490
   Income tax receivable                                                     1,833,570            3,873,009
   Deferred income taxes                                                     2,328,000            1,484,000
   Prepaid expenses and other current assets                                 1,102,515            2,756,677
                                                                         -------------        -------------
      Total current assets                                                  73,751,283           71,411,984

    Restricted cash                                                            243,341              428,423

Property, plant and equipment, net                                          31,381,524           34,454,510

Assets held for sale (Note 11)                                                 871,113                 --

Deferred income taxes                                                       11,952,000           12,187,000
Deferred financing costs                                                     2,912,027            3,094,415
Goodwill (Note 2)                                                           29,424,076           28,559,408
Other assets                                                                   111,988              685,909
                                                                         -------------        -------------
      Total assets                                                       $ 150,647,352        $ 150,821,649
                                                                         =============        =============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long term debt (Note 3)                         $   1,716,000        $   1,372,000
   Controlled disbursements                                                  2,693,195            4,407,160
   Accounts payable                                                         17,836,455           18,509,301
   Accrued expenses and other current liabilities                            8,567,154            8,443,799

   Payable to former shareholder (Note 8(g))                                      --             10,628,138
                                                                         -------------        -------------
      Total current liabilities                                             30,812,804           43,360,398

Long-term debt, less current maturities (Note 3)                            97,861,746           84,958,573
Minority interest (Note 7)                                                   3,367,487            2,800,000

Shareholders' equity: (Note 5)
Issued and outstanding-Class A 3,043,462 issued and 3,034,944 outstanding at April 30, 2007; 3,038,962 issued and
 3,030,444 outstanding at October 31, 2006                                      30,435               30,390

Paid-in capital                                                             87,121,812           87,121,857
Treasury stock; 8,518 shares at cost                                          (454,951)            (454,951)
Retained earnings (deficit)                                                (68,091,981)         (66,994,618)
                                                                         -------------        -------------
    Total shareholders' equity                                              18,605,315           19,702,678
                                                                         -------------        -------------
    Total liabilities & shareholders' equity                             $ 150,647,352        $ 150,821,649
                                                                         =============        =============

                   See accompanying notes to Consolidated Condensed Financial Statements.

                                                     2

                                           BNS Holding, Inc. and Subsidiaries
                                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                      Three Months Ended                     Six Months Ended
                                                           April 30                              April 30
                                                Successor          Predecessor         Successor           Predecessor
                                                  2007                 2006                2007               2006
                                              -------------       -------------       -------------       -------------

Sales                                         $  71,003,236       $  75,884,796       $ 129,850,433       $ 140,292,503
Cost of Sales                                    63,268,833          66,229,927         115,450,335         123,122,350
                                              -------------       -------------       -------------       -------------

  Gross profit                                    7,734,403           9,654,869          14,400,098          17,170,153

Selling, general and administrative
 Expenses (See Note 10)                           4,947,966           5,122,648          10,040,736           9,609,821
                                              -------------       -------------       -------------       -------------
  Income from operations                          2,786,437           4,532,221           4,359,362           7,560,332

Other income (expense):
  Interest expense                               (2,630,814)           (586,691)         (5,338,169)         (1,093,365)
  Other, net                                       (336,369)              1,737            (534,981)             62,793

Income (loss) before income tax
(expense) benefit                                  (180,746)          3,947,267          (1,513,788)          6,529,760

Income tax (expense) benefit                         77,952          (1,440,000)            548,910          (2,420,000)
Income (loss) before minority interest             (102,794)          2,507,267            (964,878)          4,109,760
                                              -------------       -------------       -------------       -------------
Minority interest                                  (163,017)               --              (132,487)               --
                                              -------------       -------------       -------------       -------------

Net income (loss)                             $    (265,811)      $   2,507,760       $  (1,097,365)      $   4,109,760
                                              =============       =============       =============       =============

Earnings (loss) per share (Note 6):
  Basic                                       $       (0.09)                          $       (0.36)
  Diluted                                     $       (0.09)                          $       (0.36)

Weighted average common and common
  equivalent shares outstanding:
  Basic                                           3,035,416                               3,033,132
  Diluted                                         3,035,416                               3,033,132

                         See accompanying Notes to Consolidated Condensed Financial Statements.

                                                            3

                                    BNS Holding, Inc. and Subsidiaries
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                               (Unaudited)

                                                                           Six Months Ended April 30
                                                                       Successor            Predecessor
                                                                         2007                   2006
                                                                    -------------          --------------
Cash flow from operations:
   Cash received from customers                                     $ 132,014,480          $ 134,886,214
   Cash paid to suppliers and employees                              (133,858,581)          (128,628,527)
   Interest paid                                                       (4,366,605)            (1,057,459)
   Income taxes paid                                                      (41,988)            (1,351,117)
                                                                    -------------          -------------

      Cash provided by (used in) operations                            (6,252,694)             3,849,111
                                                                    -------------          -------------

Cash flow from investing activities:
   Capital expenditures                                                  (415,402)            (1,171,809)
   Proceeds from asset sales                                              800,656                   --
   Other, net                                                             245,317                173,376
                                                                    -------------          -------------

      Cash provided by (used in) investing activities                     630,571               (998,433)
                                                                    -------------          -------------

Cash flow from financing activities:
   Borrowings of long-term debt and capitalized leases                 13,247,173                399,184
   Expenditures of restricted cash                                        185,082                 68,949
   Purchase of common stock and other capital transactions                   --               (2,726,439)
   Payment of dividends                                                      --                 (582,488)
   Proceeds from stock sale to management                                 435,000                   --
   Payment to dissenting Shareholder                                  (10,874,710)                  --
                                                                    -------------          -------------

      Cash provided by (used in)  financing activities                  2,992,545             (2,840,794)
                                                                    -------------          -------------

Net increase (decrease) in cash                                        (2,629,578)                 9,884
                                                                    -------------          -------------

Cash at beginning of period                                             6,713,032                222,594
                                                                    -------------          -------------

Cash at end of period                                               $   4,083,454          $     232,478
                                                                    =============          =============

Reconciliation of net income (loss) to net cash provided by
operations:
   Net income (loss)                                                $  (1,097,365)         $   4,109,760
   Depreciation and amortization                                        1,777,570              1,629,778
   Minority interest                                                      132,487                   --
   (Increase) decrease in receivables                                   2,155,245             (5,406,281)
   (Increase) in inventories                                           (7,935,689)            (6,643,269)
   Decrease in prepaid expenses and other current assets                1,654,162              1,548,103
   Increase (decrease) in accounts payable and accrued expenses        (2,332,434)             8,981,020
   Deferred income taxes (credit)                                        (609,000)              (370,000)
   Loss on sale of equipment                                                2,330                   --
                                                                    -------------          -------------

      Cash provided (used) by operations                            $  (6,252,694)         $   3,849,111
                                                                    =============          =============

                  See accompanying Notes to Consolidated Condensed Financial Statements.

                                                    4

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

The three and six months ended April 30, 2007 amounts shown in the Consolidated
Condensed Statements of Income include the results of operations of the Company and Collins, and as a result, are designated Successor amounts. The three and six months ended April 30, 2006 amounts shown in the Consolidated Condensed
Statement of Income are all pre Business Combination amounts and hence are designated as Predecessor amounts. The April 30, 2007 and October 31, 2006
Consolidated Condensed Balance Sheet includes the accounts of the Company and
Collins as of those dates and, as a result, are designated as Successor amounts.
The six months ended April 30, 2007 amounts shown in the Consolidated Condensed
Statements of Cash Flows include the cash flows of the Company and Collins, and as a result, are designated Successor amounts. For the six months ended April
30, 2006 amounts shown in the Consolidated Condensed Statements of Cash Flow are
pre Business Combination and, as a result, are designated as Predecessor amounts.

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

                                April 30, 2007    October 31, 2006
                                  Successor          Successor
                                 -----------        -----------
Chassis                          $ 6,511,156        $ 6,157,358
Raw materials & components        17,443,542         16,917,011
Work-in-process                   10,643,294          8,623,676
Finished goods                    13,670,187          8,634,445
                                 -----------        -----------
                                 $48,268,179        $40,332,490
                                 ===========        ===========

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

Collins recognized approximately $4.5 million and $3.6 million of revenue, as of
April 30, 2007 and April 30, 2006, respectively under collect and hold agreements. Collins had collected the entire amount of this revenue and had no outstanding accounts receivable for these units as of April 30, 2007 and April
30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS
No. 157"). SFAS No. 157 defines the fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity specific measurement.
Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset.

This statement clarifies that fair value measurement for a liability should reflect non performance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets)
for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION OF
FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS No. 159"). SFAS No. 159
provides an option to report selected financial assets and financial liabilities using the fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if
SFAS No. 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

NOTE (2) BUSINESS COMBINATION

The Business Combination that occurred on October 31, 2006 resulted in the application of purchase accounting in accordance with Statements of Financial
Accounting Standard No. 141, Business Combinations (SFAS No. 141), accordingly the consolidated assets and liabilities of Collins' were revalued based upon their fair value as of that date. The fair market value of Collins' property and equipment was determined by valuations performed by independent appraisers. The consideration paid, including capital contribution and debt issued and assumed, exceeded the fair value of Collins net assets acquired, with the excess amount initially recorded as Goodwill as of October 31, 2006. The allocation of the excess of purchase over the fair value of assets acquired has not been finalized and will be adjusted over the next fiscal year as facts become more apparent.

The acquisition of all the outstanding equity securities of Collins, including related acquisition costs, totaled approximately $112.5 million. This purchase price was financed through a combination of Capital Stock from the Company, AIP and management and debt.

The Goodwill amount of $28,270,913 was increased by the third party acquisition costs incurred by BNS of $288,495 resulting in total Goodwill of $28,559,408 at
October 31, 2006. Additional adjustments to the goodwill balance for the six months ended April 30, 2007 increased goodwill by $864,668 resulting in a goodwill balance at April 30, 2007 of $29,424,076. The Goodwill recorded on the
Business Combination was based on preliminary purchase price allocations. SFAS
No. 141 recognizes that the completion of the allocation process sometimes requires an extended period of time. As the Business Combination occurred on the last day of the fiscal year, it will take the Company a period of time, not to exceed one year, subsequent to year end to complete its review of allocations.
The allocations made in these consolidated financial statements are prepared using preliminary estimates and may change once the final allocation review has been completed.

Goodwill is currently assigned to Corporate assets under Segmented reporting as further described in Note 9. It will be reallocated to the three reportable segments during the course of the year as determinations are made.

NOTE (3) LONG-TERM DEBT

Long-term debt at April 30, 2007 and October 31, 2006 consist of the following:

                                                            April 30, 2007     October 31, 2006
                                                            --------------     ----------------
                                                              Successor            Successor

GMAC CF, borrowings under revolving credit facility (A)       $24,164,124         $10,530,573
GMAC CF, borrowings under term credit facility (A)             15,352,892          16,000,000
ORIX, borrowings under second lien credit facility (B)         45,000,000          45,000,000
Steel Partners II, LP (R)                                      15,060,730          14,000,000
Longview Industrial Corporation, Longview, Texas
    Variable Rate Demand Revenue Bonds, 3.29% - 4.07%
    Annual principal and sinking fund payments range
    from $400,000 in 2006 to $800,000 in 2007(D)                     --               800,000
                                                              -----------         -----------
                                                               99,577,746          86,330,573
Less - current maturities                                       1,716,000           1,372,000
                                                              -----------         -----------
                                                              $97,861,746         $84,958,573
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
For LIBOR loans, the applicable margin will vary from 2.75% in the case of revolving loans to 3.25% in the case of term loans, and for base rate loans, the applicable margin will vary from 0.75% in the case of revolving loans to 1.25%
in the case of term loans. At April 30, 2007, the base rates, excluding the applicable margin, for the revolving and term loans were 8.25% and for LIBOR loans were between 5.36% and 5.40%, depending on the term.

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

(C) The loan from Steel Partners consists of a $14.0 million Term Loan Agreement with Steel Partners II, L.P. (the "Steel Term Loan") and two term notes totaling
$1,060,730 representing accumulated interest owed through April 30, 2007. The
Steel Term Loan notes accrue interest at a rate of 15% per annum and mature on
August 31, 2011. Interest is payable quarterly and may be paid in kind. As collateral for the Steel Term Loan, BNS granted Steel a continuing first priority security interest in any interest or right in any kind of property or asset, whether real, personal, or mixed, owned or leased, tangible or intangible, and whether now held or hereafter acquired by BNS. In addition,
Steel shall also receive a first priority pledge of all outstanding capital stock or other beneficial interest in Holding.

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

NOTE (4) NET OPERATING LOSS CARRY-FORWARDS

As of April 30, 2007 the Company had approximately $53 million of U.S. Federal net operating loss carry-forwards that expire between 2020 and 2027. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the six month periods ended
April 30, 2007 and 2006 respectively follows:

                                                Apr. 30, 2007    Apr. 30, 2006
                                                -------------    -------------
                                                  Successor       Predecessor

      Statutory federal income tax rate             34%               34%
      Increase (decrease) in taxes
        Resulting from:
          State tax, net of federal benefit          4                 6
          Other                                     (2)               (3)
                                                   ---               ---

      Effective tax rate                            36%               37%
                                                   ===               ===

NOTE (5) CAPITAL STOCK

The Capital Stock disclosure as of April 30, 2007 and October 31, 2006 is that of BNS (Successor).

BNS has three types of Share Capital:

Class A common shares, par value, $0.01/share; Authorized - 30,000,000 shares;
Issued - 3,043,462 shares and 3,038,962 on April 30, 2007 and October 31, 2006 respectively.

These amounts include 5,500 shares of restricted stock and 8,518 shares of
Treasury stock previously purchased at cost. The total number of shares outstanding as of April 30, 2007 and October 31, 2006 are 3,034,944 and
3,030,444 respectively.

Class B common shares, par value, $0.01/share; Authorized - 2,000,000 shares;
Issued - 0

Preferred shares, par value, $1.00/share; Authorized - 1,000,000; Issued - 0

Since December 15, 2004, BNS' Class A Common Stock has traded on the OTC
Bulletin Board under the symbol "BNSIA"

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
The shares granted in March 2006 vested on March 14, 2007, except for 1,000 shares which were forfeited. The shares granted in 2007 will vest on January 23,
2008. The compensation for the shares is computed based upon the fair market value on the date of grant and is being recognized in operations over the vesting period. During 2006, a total of 1,000 shares were forfeited when one director resigned on October 31, 2006.

On January 22, 2007, the Board of Directors of Holdings adopted the Holdings
Incentive Plan (the "Plan"). The Plan is intended to retain, provide incentive and reward key employees. The Plan has reserved 3,300 shares of Holdings common stock for issuance. In January 2007, Holdings granted to employees 2,685 options to purchase shares of Holdings common stock with an exercise price of $1,000 per share. These options vest over a 5 year period provided that Holdings meets certain financial goals and that the recipient continues as an employee of
Collins. All options expire 10 years from the grant date and they cannot be exercised until the occurrence of a change of control as defined in the Plan.

A summary of the options issued by Collins to certain key executives during the six months ended April 30, 2007 is as follows:

                                                                    Weighted
                                                                     Average
                                              Weighted Average      Remaining       Aggregate
         Options                  Number of    Exercise Price    Contractual Life   Intrinsic
                                    Shares       Per Share           (Years)          Value
-----------------------------------------------------------------------------------------------
Outstanding at October 31, 2006      --              --                --
Granted                             2,685          $1,000              --
Exercised
Forfeited                            --              --                --
Outstanding at April 30, 2007       2,685          $1,000             9.75             --
Exercisable at April 30, 2007        --              --                --              --

The Company recorded no compensation for the six month period ended April 30,
2007 due to the fact that the stock options contain performance conditions and are triggered by a change in control. Accordingly the total unrecognized compensation of $1,365,327 related to the share based compensation agreements is deferred until the consummation of such a transaction. The weighted-average fair value of the 2,685 options granted during the six month period ended April 30,
2007 was $508.39 per share.

The significant assumptions used in the Black Scholes model to estimate compensation expense are as follows:

   o  Risk free rate of 4.91% which is based on yields from US Treasury zero coupon issues with a maturity of six years.
   o  Expected volatility factor of 43% which is based on historical stock prices of Collins.
   o  Expected option term of 6.5 years which is the estimated mid-point between the vesting period and the term of the options.
   o  Dividends of 0%, as Collins does not anticipate paying dividends.
   o  Forfeitures are 0% which is based on estimated forfeiture rates.

Holdings issued 38,304 of common stock warrants to the Company and 589 common stock warrants to certain key executives of Collins. All of the warrants are exercisable at $0.001 per share and they have a term of 10 years. The warrants are only exercisable if certain internal rates of return targets are not achieved and upon a triggering event as defined in the warrant agreements. No compensation costs was recognized related to the warrants in the six month period ended April 30, 2007.

                  For the Six Month Period Ended April 30, 2007
                  ---------------------------------------------
      Warrants                        Shares     Weighted Average Exercise Price
      --------                        ------     -------------------------------

Outstanding at October 31, 2006         --                   --
Granted                               38,893              $ 0.001
Exercised                               --                   --
Forfeited                               --                   --
Outstanding at April 30, 2007         38,893              $ 0.001
Exercisable at April 30, 2007           --                   --

NOTE (6) EARNING PER SHARE

Earnings per share information and dividends paid per share for the predecessor for the three months and six months ended April 30, 2006 are not presented, since as a result of the business combination this information is not meaningful to successor shareholders.

NOTE (7) MINORITY INTEREST

As described in Note 1, a Business Combination occurred on October 31, 2006. As a result, Collins is now owned 100% by Holdings, which, in turn is owned 80% by the Company. The consolidated condensed balance sheet represented in these consolidated condensed financial statements is the consolidated condensed balance sheet of BNS. As a result, minority interest was set up for the 20% of the $33.0 million investment in Holdings and Collins that the Company does not own. AIP paid $2.8 million for their interest in Holdings and BNS paid $29.7 million for their 80% interest. Subsequently minority interest was increased by
$435,000 as a result of investments made by management in Holdings.

NOTE (8) COMMITMENTS AND CONTINGENCIES

(a) LETTERS OF CREDIT - The Company has approximately $915,000 in letters of credit outstanding as of April 30, 2007.

(b) REPURCHASE AGREEMENTS - It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by
Collins. The risk is spread over numerous dealers and Collins has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on
Collins's financial position or results of operations. Collins's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. Collins's contingent obligation under such agreements was $3,808,753 and $4,099,875 at April 30, 2007 and October 31, 2006, respectively.

(c) OPERATING LEASES - Collins has operating leases principally for certain manufacturing facilities, vehicles and equipment. Operating lease expense was
$64,331 and $55,870 and $146,229and $260,491 for the three months and six months periods ended April 30, 2007 and 2006, respectively. It is expected that in the ordinary course of business these leases will be renewed or replaced as they expire.

The following schedule details the Company's operating lease commitments, on a successor basis, for the years subsequent to October 31, 2006:

      2008      $286,992
      2009       167,458
      2010         8,103

(d) LITIGATION - The Company is a defendant in a variety of legal claims that arise in the normal course of business. Since 1994, the Company's BNS Co.
subsidiary has been served notice that it has been named as a defendant in a total of 690 known asbestos-related toxic-tort claims (as of May 31, 2007). In many cases these claims involve more than 100 other defendants. Fifty-four of those claims were filed prior to December 31, 2001. Additional claims were filed in subsequent years as follows: In 2002, 98 claims; in 2003, 194 claims; in 2004
178 claims; in 2005, 76 claims and in 2006, 64 claims. As of May 31, 2007, there were 26 additional claims filed.

In 2001, one claim was dismissed and one claim was granted Summary judgment and closed. In 2002, 42 claims were dismissed or settled for an aggregate of approximately $30,000 exclusive of attorney's fees. In 2003, three claims were granted summary judgment and one claim was dismissed and closed. In 2004, eight claims were granted Summary Judgment and were closed, and 145 claims were dismissed, and seven claims were settled for $500 each. In 2005, six claims were granted Summary Judgment and were closed, 125 claims were dismissed and six were settled for $500 each. In October 2005, the Company and its insurers settled two claims for an aggregate of $150,000. In 2006, eleven claims were granted Summary
Judgment and were closed, ten claims were settled for an aggregate of $8,000 and an additional 122 claims were dismissed. As of May 31, 2007, an additional three claims were granted Summary Judgment and were closed, twenty-nine claims were dismissed, and one claim was settled for $1,000. There were 171 known claims open and active as of May 31, 2007. However, under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by the Company of the entry of a dismissal or settlement of a claim or the filing of a new claim

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

BNS Co. annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims reserves as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. In addition, the Company has recorded a liability of $0.569 million on the consolidated balance sheet relating to the open and active claims against BNS Co. as of April 30, 2007 and
October 31, 2006.

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

At April 30, 2007 Collins has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on Collins's financial position or results of operations.

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

(f) CHASSIS CONTINGENT LIABILITIES - Collins obtains certain vehicle chassis principally from two automotive manufacturers under agreements that do not transfer the vehicle's certificate of origin to Collins and, accordingly,
Collins accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers within 90 days of receipt from the chassis supplier. Collins's contingent liability under such agreements was approximately
$20.6 million and $15.2 million as of April 30, 2007 and October 31, 2006, respectively.

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
Pursuant to General Business and Corporate Law of Missouri, the Dissenting
Shareholder made a demand to Collins to receive what they believe to be fair market value for their shares, being $14.25/share as opposed to the $12.50/share paid to the other shareholders. An amount of $10,628,138 was recorded as an amount due to the Dissenting Shareholder on the Company's balance sheet as of
October 31, 2006. In April 2007, in settlement of all claims Collins agreed to pay the dissenting shareholder $12.79 for each share of Collins common stock owned by the dissenting shareholder. The total amount paid to the dissenting shareholder was $10,874,710 which resulted in an increase in goodwill of
$246,572.

(h) WARRANTIES - Collins' products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in Collins'
end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers ("OEM"). These OEM warranties are generally passed on to the end customer of Collins' products and the customer generally deals directly with the applicable component manufacturer. Collins records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of Collins' historical experience. Collins provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of Collins' historical experience. The following table provides the changes for three and months ended April 30, 2007 and 2006 respectively in
Collins' product warranties:

Reconciliation of Accrued Warranties Three Months Ended April 30           2007        2006
----------------------------------------------------------------          -------     -------

Accrued warranties at the beginning of period,                            $ 1,048     $ 1,507

Provisions for warranty charged against income for the three months
   ended  April 30,                                                           376         374

Payments and adjustments of warranties for the three months ended
     April 30,                                                               (412)       (445)
                                                                          -------     -------

Accrued warranties at April 30,                                           $ 1,012     $ 1,436
                                                                          =======     =======

Reconciliation of Accrued Warranties Six Months Ended April 30             2007        2006
--------------------------------------------------------------            -------     -------

Accrued warranties at the beginning of period,                            $ 1,221     $ 1,644

Provisions for warranty charged against income for the three months
   ended April 30,                                                            612         603

Payments and adjustments of warranties for the six months
   ended April 30,                                                           (821)       (811)
                                                                          -------     -------

Accrued warranties at April 30,                                           $ 1,012     $ 1,436
                                                                          =======     =======

(i) ENVIRONMENTAL REMEDIATION RESERVE - The Company's subsidiary, BNS Co. has been notified by the Rhode Island Department of Environmental Management (RIDEM)
that it is a potentially responsible party (PRP) with respect to the Cranston
Sanitary Landfill site in Cranston, Rhode Island, a disposal site previously used by the Company in its previous manufacturing businesses. BNS Co. and 21 other PRPs have funded a site remediation investigation and feasibility study that has now been completed. The results of that study have been forwarded to the RIDEM. The study indicates a range of viable remedial approaches, but agreement on the final remediation approach has not yet been reached with the
RIDEM. However, the study indicated that the net present value of the most likely total estimated remediation costs for the site are $6.591 million. The
PRP group has preliminarily agreed to an allocation that sets BNS Co.'s share of the cost of remediation for the site at 1.498 percent. If certain of the PRPs are ultimately not able to fund their allocated shares or if additional PRP's are identified and join the group, BNS Co.'s participation share could change.

BNS Co. has accrued $100,000 as its best estimate of its obligation with respect to the site. This amount is included in Accrued expenses and other current liabilities on the Company's consolidated condensed balance sheet at April 30,
2007 and October 31, 2006. It is reasonably possible that BNS Co.'s recorded estimate of its obligation may change in the future.

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

The following table contains segment information for the three months and six months ended April 30, 2007 and 2006 and assets at April 30, 2007 and October
31, 2006.

                                                                             Terminal Trucks
                                                                                And Road
                                                                              Construction
                                        Ambulances            Buses             Equipment          Corporate         Consolidated
                                     -----------------   ----------------   ------------------   ---------------   -----------------

Revenue from external customers
      Three months ended  2007 (S)     $  26,854,818      $  17,933,004        $  26,215,416      $        --        $  71,003,236
      Three months ended  2006 (P)        25,735,257         21,306,062           28,847,961               --           75,884,796
      Six months ended    2007 (S)        50,773,284         30,429,247           48,647,902               --          129,850,433
      Six months ended    2006 (P)        51,864,428         38,434,254           50,009,102               --          140,292,503
Inter segment revenues
      Three months ended  2007 (S)              --              186,694                  208               --              186,902
      Three months ended  2006 (P)             1,008            276,703                1,434               --              279,145
      Six months ended    2007 (S)              --              479,747                  208               --              479,955
      Six months ended    2006 (P)            15,281            434,092                4,483               --              453,856
Gross Profit
      Three months ended  2007 (S)         3,063,658            923,059            3,553,060            194,626          7,734,403
      Three months ended  2006 (P)         3,591,098          2,328,871            3,521,956            212,944          9,654,869
      Six months ended    2007 (S)         5,956,703          1,631,770            6,466,999            344,626         14,400,098
      Six months ended    2006 (P)         6,662,263          3,559,821            6,602,464            345,605         17,170,153
Selling, general, administrative and
research and development expenses
      Three months ended  2007 (S)         2,176,463            526,209            1,063,502          1,181,792          4,947,966
      Three months ended  2006 (P)         1,956,613            736,161              969,211          1,460,663          5,122,648
      Six months ended    2007 (S)         4,122,177          1,493,725            1,926,458          2,498,376         10,040,736
      Six months ended    2006 (P)         3,867,274          1,488,589            1,798,335          2,455,623          9,609,821
Income from operations
      Three months ended  2007 (S)           887,195            396,850            2,489,558           (987,166)         2,786,437
      Three months ended  2006 (P)         1,634,485          1,592,710            2,552,745         (1,247,719)         4,532,221
      Six months ended    2007 (S)         1,834,526            138,045            4,540,541         (2,153,750)         4,359,362
      Six months ended    2006 (P)         2,794,989          2,071,232            4,804,129         (2,110,018)         7,560,332
*Assets
                April 30, 2007 (S)        39,812,895         23,008,637           33,723,585         54,102,235        150,647,352
              October 31, 2006 (S)        40,476,668         17,916,626           31,743,546         60,684,809        150,821,649

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

For the three months and six months periods ended April 30, 2007 Collins incurred fees and expenses of $319,912 and $632,912 respectively to AIP under this agreement.

NOTE (11) ASSETS HELD FOR SALE AND SUBSEQUENT EVENT

In the first quarter of 2007, management approved a plan to sell the satellite
Collins Wheeled Coach facility located in Hutchinson, Kansas following the consolidation of production at its Orlando, Florida manufacturing site. The value of this Kansas property has been adjusted to the lesser of the carrying value or the estimated selling price less selling expenses and is shown as assets held for sale on the accompanying Consolidated Condensed Balance Sheet as of April 30, 2007. During the three months ended April 30, 2007 the Company sold surplus assets for $800,656. The proceeds were less than the carrying value and resulted in an increase in goodwill of $104,110.

On May 2, a parcel of surplus land was sold for $121,113, an amount equal to its carrying value.

ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
RESULTS OF OPERATION.

The following Management's Discussion and Analysis of Financial Condition and
Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" below and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the three and six month periods ended April 30, 2007 included elsewhere in this report, and the audited consolidated financial statements and related notes for the fiscal year ended October 31, 2006 included in our Annual Report on Form
10-KSB filed with the Securities and Exchange Commission (SEC) on January 29,
2007.

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

                                                      Three Months Ended                      Six Months Ended
                                                           April 30                               April 30
                                                Successor          Predecessor          Successor          Predecessor
                                                   2007                2006                2007                2006
                                              -------------       -------------       -------------       -------------

Net Sales                                     $  71,003,236       $  75,884,796       $ 129,850,433       $ 140,292,503
Cost of Sales                                    63,268,833          66,229,927         115,450,335         123,122,350
                                              -------------       -------------       -------------       -------------
Gross Profit                                      7,734,403           9,654,869          14,400,098          17,170,153

Selling, General & Administrative                 4,947,966           5,122,648          10,040,736           9,609,821
                                              -------------       -------------       -------------       -------------

Income from Operations                            2,786,437           4,532,221           4,359,362           7,560,332

Other income (expense)
 Interest expense                                (2,630,814)           (586,691)         (5,338,169)         (1,093,365)
 Other, net                                        (336,369)              1,737            (534,981)             62,793
                                              -------------       -------------       -------------       -------------
Income (loss) before income tax (expense)          (180,746)          3,947,267          (1,513,788)          6,529,760
 Benefit
Income tax (expense) benefit                         77,952          (1,440,000)            548,910          (2,420,000)
                                              -------------       -------------       -------------       -------------
Income (loss) before minority interest             (102,794)          2,507,267            (964,878)          4,109,760
Minority interest                                  (163,017)               --              (132,487)               --

Net Income (loss)                             $    (265,811)      $   2,507,760       $  (1,097,365)      $   4,109,760
                                              =============       =============       =============       =============

Consolidated net sales for the three months ended April 30, 2007 declined to
$71.0 million compared to $75.9 million for the same period last year. This was the result of decreases of 15.8%, and 9.1% in the bus and terminal trucks/road construction segments, respectively, partially offset by an increase of 4.2% in the ambulance segment.

Consolidated gross profit for the three months ended April 30, 2007 decreased by
$1.9 million or 19.9% over the same period last year. This decline was principally due to a decrease in the sales volume resulting in lower cost absorption, less favorable product mix and certain non-recurring costs of approximately $0.7 million associated with Collins' business improvement initiatives.

Consolidated selling, general and administrative expenses for the three months ended April 30, 2007 decreased by $0.2 million or 3.4% over the same period last year. This decrease was principally due to lower headcount and management incentive accruals which were partially offset by higher fringe benefits and expenses associated with the Business Combination and certain non-recurring costs of approximately $0.5 million.

Interest expense for the three months ended April 30, 2007 increased to $2.6 million compared to $0.6 million in the same period last year. This increase was a result of an overall increase of the Company's average borrowings as a result of the Business Combination. (See Note 2 of Notes to Consolidated Condensed
Financial Statements)

The Company recorded a consolidated net loss of $0.3 million for the three months ended April 30, 2007 compared to net income of $2.5 for the same period last year. The loss was principally due to higher interest expense and lower income from operations.

Consolidated net sales for the six months ended April 30, 2007 declined to
$129.8 million compared to $140.2 million for the same period last year. This was the result of sales declines of 2.1%, 20.8% and 2.7% in the ambulance, bus and terminal truck/road construction segments respectively.

Consolidated gross profit for the six months ended April 30, 2007 decreased by
$2.8 million or 16.1% over the same period last year. This decline was principally due to a decrease in sales volume, less favorable product mix and certain non-recurring costs of approximately $0.9 million associated with
Collins' business improvement initiatives.

Consolidated selling, general and administrative expenses for the six months ended April 30, 2007 increased by $0.4 million or 4.5% over the same period last year. The increase was principally due to the Business Combination (See Note 2 of Notes to Consolidated Condensed Financial Statements), higher fringe benefits and certain non-recurring costs of approximately $0.8 million associated with
Collins 'business improvement initiatives, which were partially offset by lower headcount and management incentive accruals.

Interest expense for the six months ended April 30, 2007 increased to $5.3 million compared to $1.1 million in the same period last year. This was a result of an overall increase in the Company's average borrowing as a result of the
Business Combination. (See Note. 2)

The Company recorded a net loss of $1.1 million for the six months ended April
30, 2007 compared to net income of $4.1 million over the same period last year.
The decline was principally due to higher interest expense and lower income from operations.

AMBULANCE SEGMENT

THREE MONTHS ENDED APRIL 30, 2007
For the three months ended April 30, 2007 the ambulance segment net sales were
$26.9 million, or 37.8% of consolidated net sales, compared to $25.7 million, or
33.9% in the same period last year. Unit volume sales of ambulance products increased 4.3% for the three months ended April 30, 2007 compared to the same period last year. The average selling prices for ambulance products in the 2007 period versus 2006 was unchanged as product mix, volume and pricing changes offset each other.

Income from operations from ambulance products decreased by 45.7% in the three months ended April 30, 2007 to $0.9 million compared to $1.6 million in the same period last year. The decrease was principally due to product mix, expenses associated with the Collins' business improvement programs and costs associated with the closure of its manufacturing facility located in Hutchinson, Kansas.

SIX MONTHS ENDED APRIL 30, 2007
For the six months ended April 30, 2007, the ambulance segment net sales were
$50.8 million, or 39.1% of consolidated net sales, compared to $51.9 million, or
37% in the same period last year. Unit volume sales of ambulance products declined by 2.2% for the six months ended April 30, 2007 compared to the same period last year. The average selling prices for ambulance products in the 2007 period versus 2006 was unchanged as mix, volume and pricing changes offset each other.

Income from operations from ambulance products decreased by 34.4% in the six months ended April 30, 2006 to $1.8 million compared to $2.8 million in the same period last year. The decrease was principally due to product mix, expenses associated with the Collins business improvement programs and costs associated with the closure of its manufacturing facility located in Hutchinson, Kansas

BUS SEGMENT

THREE MONTHS ENDED APRIL 30, 2007
For the three months ended April 30, 2007, bus segment net sales were $17.9 million or 25.2% of consolidated net sales, compared to $21.3 million, or 28.1%
in the same period last year. Unit volume sales of bus products decreased by
23.0% for the three month period compared to the same period last year. The average selling price of bus products in the 2007 period versus 2006 increased by 9.3% due to more favorable pricing.

Income from operations from bus products decreased by 75.1% in the three month period ended April 30, 2007 to $0.4 million compared to the same period last year. The decrease was principally due to lower sales volume, less favorable product mix and expenses associate with the Collins business improvement program.

SIX MONTHS ENDED APRIL 30, 2007
For the six months ended April 30, 2007, bus segment net sales were $30.4 million or 23.4% of consolidated net sales, compared to $38.4 million, or 27.4%
in the same period last year. Unit volume sales of bus products declined by
18.3% for the six months ended April 30, 2007. The average selling price of bus products in the 2007 period versus 2006 declined by 3.0% due principally to product mix.

Income from operations decreased by 93.3% in the six month period ended April
30, 2007 to $0.1 million compared to the same period last year. The decrease was due to lower sales volume, less favorable product mix, severance and other expenses associated with the Collins business improvement program.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

THREE MONTHS ENDED APRIL 30, 2007
For the three months ended April 30, 2007, terminal truck/road construction sales were $26.2 million or 36.9% of consolidated net sales compared to $28.8 million or 38.0% for the same period last year. Unit volume sales of terminal truck/road construction products decreased by 11.3% for the three months ended
April 30, 2007 compared to the same period last year. The average selling price of terminal truck/road construction products in the 2007 versus 2006 period increased by 2.5%, due principally to price increases and more favorable product mix.

Income from operations from terminal truck/road construction products decreased by 2.5% in the three months ended April 30, 2007 to $2.5 million versus the same period last year. The decrease was principally due to lower sales volume and higher expenses associated with the Collins business improvement program which were partly offset by higher average selling prices and more favorable product mix.

SIX MONTHS ENDED APRIL 30, 2007
For the six months ended April 30, 2007, terminal truck/road construction sales were $48.6 million or 37.5% of consolidated net sales, compared to $50.0 million or 35.6% in the same period last year. Unit volume sales of terminal truck/road construction products decreased by 8.3% for the six month period ended April 30,
2007 versus the same period last year. The average selling prices of terminal truck/road construction products increased by 6.1% in the 2007 period versus
2006, due principally to price increases and more favorable product mix.

Income from operations from terminal truck/road construction products decreased by 5.5% in the six months ended April 30, 2007 to $4.5 million versus the same period last year. The decrease was due principally to lower volumes and higher expenses associated with the Collins business improvement program which were partially offset by higher average selling prices and more favorable product mix.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations was $6.2 million for the six months ended April 30,
2007, compared to cash provided by operations of $3.8 million for the same period last year. The components of the 2007 cash used by operations was principally due to an increase in inventories of $7.9 million, a decrease of
$2.3 million in accounts payable/accrued expenses, and a net loss of $1.1 million. These uses of cash were partially offset by a decrease in accounts receivable of $2.2 million, and a decrease in prepaid expenses and other assets of $1.6 million.

Cash provided by investing activities was $0.6 million for the six months ended
April 30, 2007 compared to a use of $1.0 million during the same period last year. The increase in cash provided by investing activities was principally due to the proceeds from asset sales and lower capital expenditures.

Cash flow provided by financing activities was $3.0 million for the six months ended April 30, 2007 compared to a use of $2.8 million for the same period last year. This change principally resulted from increased borrowings to finance the
Company's operations and the sale of stock, which was partially offset by the payment to the dissenting shareholder.

The Company believes that its cash flows from operations, and amounts available under its credit facility should be sufficient to meet expected operating needs, planned capital expenditures and its debt service requirements over the next 12 months. The total amount of unused revolving credit available to the Company was
$4.5 million at April 30, 2007.

For a description of the various loan agreements involving the Company and
Collins, please see Note 3 to notes to Consolidated Condensed Financial
Statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable securities is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by
10% from the levels at April 30, 2007, the pre-tax effect on our financial results would be approximately $0.5 million change in income.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

      Not applicable

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not applicable

ITEM 5 - OTHER INFORMATION

      The Company has filed a Proxy Statement with the Securities Exchange
      Commission (the "Commission") announcing the date and location of its 2006 shareholder meeting and proposals to be voted on by the Company's shareholders at the meeting. The Proxy Statement includes a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a 1-for-200 reverse stock split of the Company's common stock, such that shareholders owning fewer than 200 shares of common stock will have such shares cancelled and converted into the right to receive $13.62 per share immediately followed by a 200-for-1 forward stock split. If the proposal is approved by the Company's stockholders, it will result in the termination of registration of the Company's shares of common stock under
      Section 12(g) of the Securities Exchange Act of 1934 and accordingly the
      Company will not be required to file periodic reports with the Commission.

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
Dated: June 14, 2007

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

